Form 10-K
period 2004-09-25
Ames True Temper, Inc.
filed 2004-12-23
CIK 1297756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 25, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number

AMES TRUE TEMPER, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	22-2335400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
465 Railroad Avenue, Camp Hill, Pennsylvania	17011
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (717) 737-1500

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes      No

As of December 23, 2004, the registrant had 1000 shares of its common stock, $1.00 par value, outstanding.

Documents Incorporated by Reference

None

AMES TRUE TEMPER, INC.

FORM 10-K

YEAR ENDED SEPTEMBER 25, 2004

TERMS USED IN THIS FORM 10-K

Unless otherwise noted, or indicated by the context, in this Form 10-K the terms the "company," "we," "us," "Ames True Temper" and "our" refer to Ames True Temper, Inc. and its subsidiaries and, for periods prior to June 27, 2004 our predecessor companies; the term "parent" refers to ATT Holding Co., the owner of 100% of our capital stock, which has no assets other than our capital stock; the term "Predecessor Company I" refers to the Company under the ownership of Wind Point Partners; and the term "Predecessor Company II" refers to Ames True Temper Group, a division of U.S. Industries, Inc. References to our fiscal years are to our parent's 52-week period that generally ends on the Saturday nearest to September 30 of such year. "Fiscal 2004" is the 52-week period that is combined from the thirteen-week period ended September 25, 2004 with the 39-week period ended June 27, 2004 under Predecessor Company I; "fiscal 2003" is the 52-week period ended September 27, 2003 under Predecessor Company I and references to "fiscal 2002" are to the period from September 30, 2001 to January 13, 2002 under Predecessor Company II combined with the period from January 14, 2002 to September 28, 2002 under Predecessor Company I to form a 52-week period.

TRADEMARKS AND SERVICE MARKS

We own or have the rights to various trademarks, copyrights and trade names used in our business, including AmesTM, Ames True TemperTM, BroncoTM, Ceramic-LiteTM, ClassicTM, Dynamic DesignTM, GarantTM, GardenScapesTM, HomeownerTM, IXLTM, JacksonTM, KodiakTM, PonyTM, Site SafeTM, Snow PlowTM, True TemperTM and WoodingsTM. In addition, we have a limited license to use the StanleyTM trademark. This Form 10-K also includes trade names and trademarks of other companies. Our use or display of other parties' trade names, trademarks or products is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, the trade name or trademark owners.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws. Forward-looking statements may include the words "may," "will," "plans," "estimates," "anticipates," "believes," "expects," "intends" and similar expressions. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, among others, the following:

•	our liquidity and capital resources;

•	sales levels to existing and new customers;

•	increased concentration of our customers;

•	seasonality and adverse weather conditions;

•	competitive pressures and trends;

•	changing consumer preferences;

•	new product and customer initiatives;

•	risks relating to foreign sourcing and foreign operations and availability of raw materials;

•	our ability to successfully consummate and integrate acquisitions; and

•	general economic conditions.

Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. We do not intend, and we undertake no obligation, to update any forward-looking statement.

PART I

Item 1.    BUSINESS

Our History

Ames True Temper was formed in 1999 when Ames and its then parent, USI, acquired True Temper from the Huffy Corporation, combining two non-powered lawn and garden tool and accessory companies with market leadership positions in long handle tools and wheelbarrows. Ames, founded in 1774, only manufactured shovels for much of its history. However, over the last three decades, Ames acquired several companies to expand its product lines and geographical reach. For example, in 1991, Ames acquired Garant, a Canadian lawn and garden tool manufacturer. In 1997, Ames acquired Woodings-Verona and IXL in two separate transactions, adding striking tool and hickory handle manufacturing capabilities, respectively.

Founded in 1809 in Vermont, True Temper started as a manufacturer of agricultural products, particularly shovels and other digging tools. Like Ames, True Temper also expanded its product lines through acquisitions. In 1981, True Temper acquired Jackson Manufacturing, a leading manufacturer of wheelbarrows and carts. In addition, True Temper acquired Meaford Steel Products, a leading Canadian wheelbarrow manufacturer, in 1996, and SuperLight, a leading aluminum rake manufacturer, in 1997.

As part of a restructuring plan, USI decided to divest Predecessor Company II in 2001. Wind Point Partners, a private equity investment firm, in conjunction with Richard Dell, our current president and chief executive officer, and Duane Greenly, our current chief operating officer, purchased Predecessor Company II in January 2002. Since that time, we completed three acquisitions to complement our product portfolio and enhance our sourcing capabilities. In November 2002, we acquired Dynamic Design, a leading supplier of plastic and foam flowerpots, outdoor planters, window boxes, indoor planters and hanging baskets. In May 2003, we acquired Outdoor Inspirations, to enter the garden hose market. In August 2003, we acquired Greenlife, a leading supplier of non-powered lawn and garden tools manufactured in China.

In June 2004, affiliates of Castle Harlan, Inc., a New York-based private-equity investment firm, together with certain of our employees, completed the acquisition of our company. In order to acquire our company, CHATT Holdings, Inc., "the buyer", and CHATT Holdings LLC, "the buyer-parent", were formed. Upon completion of the acquisition, affiliates of Castle Harlan, Inc. owned approximately 87% of the buyer-parent and management owned approximately 13%.

General

We are a leading North American manufacturer and marketer of non-powered lawn and garden tools and accessories.

We sell our products primarily in the U.S. and Canada through (1) retail centers, including home centers and mass merchandisers, (2) wholesale chains, including hardware stores and garden centers, and (3) industrial distributors. We have a large portfolio of recognized brands that enables us to offer specific branding strategies for our large retail customers. We believe that our global manufacturing strategy, based primarily upon a blend of domestic manufacturing and sourced product, makes us cost-competitive while allowing us to provide a high level of customer service.

Our brands are among the most recognized across our primary product categories in the North American non-powered lawn and garden tools and accessories market. Our brand portfolio includes Ames, True Temper, Ames True Temper and Stanley (licensed from The Stanley Works), as well as contractor-oriented brands including Jackson, Kodiak and Pony. This strong portfolio of brands has allowed us to develop specific branding strategies tailored to each of our large retail customers, including The Home Depot, Lowe's and Wal-Mart, which differentiates us from our competitors. We have long-standing relationships with the leading companies that sell our product categories.

Products

Utilizing a variety of brand names, we manufacture and market one of the broadest product portfolios in the non-powered lawn and garden industry. We currently offer 11 distinct product lines, anchored by two core product categories: long handle tools and wheelbarrows.

We believe that, as a result of our high product quality, high level of customer service and strong customer relationships, we hold market-leading positions in the following seven product lines: long handle tools, wheelbarrows, hose reels, snow tools, striking tools, lawn carts and repair handles.

The following is a description of each of our product lines:

•	Long Handle Tools: Our long handle tool product offering consists of shovels, spades, scoops, rakes, hoes, cultivators, weeders, post hole diggers, scrapers, edgers, forks and hooks. We offer numerous types of heads, including plastic and steel, and various handles manufactured from wood, engineered polymers and fiberglass. We currently offer over 1,600 SKUs in this category. To maximize our retail shelf space, we have developed specific branding strategies for our large retailers utilizing our strong portfolio of brand names. The Ames brand name is used exclusively at The Home Depot, while True Temper is sold exclusively at Lowe's. To support Wal-Mart, we license the Stanley brand name. For all other retail and wholesale customers, we use the Ames True Temper brand name, except in Canada where we still market the Garant brand name. In addition to our main brand names, we also offer sub-brand names such as Bronco, Classic and Homeowner to capture placement for "good," "better" and "best" product price points. We also use brands such as Kodiak, Pony and Site Safe to sell long handle tools to the industrial channel.

•	Wheelbarrows: We manufacture a full line of wheelbarrows, primarily under the True Temper, Jackson and Garant brand names. We offer both plastic and steel wheelbarrows at a full range of price points for a multitude of tasks.

•	Pots and Planters: With our acquisition of Dynamic Design, we became a supplier of plastic and foam flower pots, outdoor planters, window boxes, indoor planters and hanging baskets. We source most of our pots and planters line from lower cost manufacturing facilities abroad. All of our pots and planters are sold under the Dynamic Design brand. Recently, for both indoor and outdoor use, we introduced the Ceramic-Lite series of polyurethane-molded planters and urns designed to look like glazed and polished ceramic pots. We have also added a new line of fiberglass pots and planters for the 2005 selling season.

•	Hose Reels: We sell rotating, portable, freestanding and swivel hose reels for the home gardener and industrial customer. Hose reels are designed to keep hoses from getting tangled, while providing compact storage of hoses when not in use. Our hose reels are available in portable, wheeled and wall-mount versions. We also offer a line of patio and deck hose reels. We sell our hose reels under the Ames brand name.

•	Snow Tools: We manufacture and distribute numerous types of snow tools, including shovels, pushers, roof rakes, sled scoops, and ice scrapers, with plastic, steel and aluminum heads. We recently introduced our new Snow Plow which clears snow significantly faster than traditional shovels and is designed to remove snow without heavy lifting, which is appealing to many older consumers. We sell these products under the Ames, Garant and True Temper brand names.

•	Striking Tools: We offer a wide range of striking tools, including axes, picks, mallets, mauls, wood splitters and sledgehammers. These products are sold under the Ames True Temper, Garant and Woodings brand names.

•	Decorative Accessories: We offer a wide variety of plastic and wire garden accessories, including edging, fencing, splash blocks and trellises sold under the Ames brand.

•	Lawn Carts: Lawn carts typically are used for transporting everything from plants and mulches to garden debris, sticks and rocks. Lawn carts have molded-in tool holders for ease of carrying tools. Their flat bottom design is useful for carrying plants and easy dumping. Our lawn carts are marketed under the Ames brand.

•	Pruning Tools: We offer a broad line of pruning tools, including grass, pruning, lopping, hedge and pole pruning tools, as well as a variety of trimming saws and cutting tools.

•	Repair Handles: We manufacture an extensive line of repair handles for lawn and garden tools, such as long handle tools, snow tools and striking tools. Our repair handles are sold under our Garant and IXL brand names.

•	Garden Hoses: We supply light, medium and heavy-duty garden hoses.

In addition to the brands listed above, we also utilize unbranded products to capture the opening price point at major retailers. While this category does not generate significant revenues, it is an important part of our branding strategy. As an example, we use opening price point products for our long handle tools to strengthen the position of that category's "good" and "better" product lines.

Customers

We sell our products through (1) retail centers, including home centers and mass merchandisers, (2) wholesale chains, including hardware stores and garden centers, and (3) industrial distributors. The Home Depot represented approximately 33% of our net sales for the periods ended September 25, 2004 and June 27, 2004, 35% in fiscal 2003 and 33% in the period ended September 28, 2002. Lowe's represented approximately 22% of our net sales for the period ended September 25, 2004, 20% for the period ended June 27, 2004, 20% in fiscal 2003 and 19% in the period ended September 28, 2002. Both The Home Depot and Wal-Mart have designated us as the official category manager for non-powered lawn and garden tools (Lowe's does not designate category managers).

We are also a leading supplier to a number of wholesalers that collectively represent numerous independent hardware stores, including Ace, Do-It-Best and TruServ. We also supply our products to the industrial channel through distributors such as Grainger and McMaster Carr.

Product Development

Our product development efforts focus on new products and product line extensions. For the 2004 selling season, we introduced approximately 280 SKUs and have introduced over 420 SKUs for the 2005 season.

We develop products through our seven person, in-house engineering staff and through our relationships with a number of outside product engineering and design firms. In addition, starting in 2002, we established "core teams" to introduce new products more quickly and cost efficiently. The core teams, headed by each product category's marketing director, consist of eight members, one from each functional department. These core teams are empowered to create product designs, initiate capital requests, conduct research and make sourcing decisions.

Examples of recent new product initiatives include a line of pots and planters that weigh substantially less than traditional ceramics and are shatter and crack resistant, our retractable hose reel, which won Popular Mechanic's 2004 Editors Choice Award, and a line of GardenScapes tools that cater to women and older consumers. These tools are smaller, lighter and easier to use than full-sized tools but still retain the strength and durability specifications of their full-sized counterparts.

Sales and Marketing

Our sales organization is structured by distribution channel in the U.S. and by country internationally. In the U.S., we have dedicated a team of sales professionals to each of our large retail customers. We maintain offices adjacent to each of our three largest customers' headquarters, as well as in-house dedicated sales analysts. In addition, we have assigned sales professionals to our domestic wholesale and industrial distribution channels. We also have sales teams located in Canada and Ireland to handle our Canadian and European sales efforts, respectively.

To assist our clients in marketing our products and responding to new customer trends, we have created teams headed by a product marketing director focused on each product line. Each team is responsible for implementing category-specific marketing strategies, including SKU rationalization and support for key accounts.

We offer internal graphic capabilities to design catalogs, labels, point of sale and other sales materials. In addition, we monitor point of sale and sell-through activity to identify product opportunities and develop merchandizing programs to help our customers achieve their sales objectives. We also work closely with external research firms, design studios and product engineering organizations to identify and capitalize on emerging consumer and professional trends.

We continue to evaluate new distribution channels. For example, we successfully marketed our new product, the Snow Plow, on QVC in December 2003, and have continued to offer products through this channel.

Raw Materials and Suppliers

The primary raw material inputs for our products include resin, wood (mainly ash, hickory and poplar) and steel. In addition, we purchase some key materials and components, such as metal fork components, wheelbarrow tires and fiberglass handles, however, we complete the final assembly internally in order to better ensure consistent quality for our customers. During fiscal 2004, we had no supplier supply more than 10% of our raw materials or components.

Competition

The non-powered lawn and garden industry is highly competitive and fragmented. Most of our competitors consist of small privately held companies focusing on a single product category. Some of our competitors include Union Tools and Truper in long handle tools, Suncast in hose reels and decorative accessories and Colorite/Swan in garden hoses. In addition, we face competition from imported or sourced products from China, India and other lower-cost countries, particularly in wheelbarrows, and striking and pruning tools. We believe the principal factors by which we compete are quality, performance, price, brand strength, reliability and customer service, with the relative importance of each factor varying by product line.

We believe that our size and product depth provide us with a competitive advantage. In addition, we believe that offshore manufacturers lack sufficient distribution capabilities to service large retailers. We also believe that our extensive wood mill infrastructure and expertise in curing wood handles, coupled with our easy geographical access to American ash and hickory sources, provide us with a competitive advantage over offshore manufacturers given the continued preference by consumers for wood handles in long handle and striking tools. Our manufacturing facilities enable us to perform a number of value added processes, which provide us with an additional competitive advantage by allowing us to produce a majority of our products without relying on third-party manufacturers. This better enables us to control product quality.

Distribution

We operate four distribution centers. The largest distribution center, which was recently expanded, is a 1.2 million square foot distribution center in Carlisle, Pennsylvania. Finished goods from our manufacturing sites are trucked into this facility by our internal fleet, which allows us to consolidate customer orders in different product areas and provide freight savings to our customers. Additionally, some light assembly is performed at this location.

We also maintain distribution centers in Nevada, Canada and Ireland. We also utilize a third-party distribution center in Santa Fe Springs, CA for our sourced pots and planters. The Nevada facility provides light assembly operations enabling us to provide faster turnaround for our West Coast customers. This facility also operates four injection-molding machines to reduce some of the costs associated with moving high cube products. Our company-wide computer network utilizes software that enables us to more efficiently manage orders, quickly replenish our customers' inventory and provide our customers with strong logistics support.

Joint Ventures

In 2003, we acquired Greenlife and now hold joint venture interests ranging from 25% to 35% in three separate joint ventures that each owns a manufacturing facility in China. We do not share in the profits or losses of the joint ventures. Under the terms of the Chinese joint venture agreements, we are entitled to minority representation on the board of directors of each joint venture.

Chengde Greenlife Houseware Co., Ltd. Joint Venture

This joint venture, owned by Pingquan County Stamping Factory (65%), our company (30%) and Dick Liao (5%), manufactures metal home and gardening products. We are responsible under the joint venture agreement for handling the sale of products outside of China, while the joint venture is responsible for the sale of products within China. The term of the joint venture agreement is 15 years and was entered into during 1999. The joint venture may be terminated by mutual agreement of the joint venture parties.

Fujian Greenlife Tools of Garden Co., Ltd. Joint Venture

This joint venture, owned by Fujian Huakun Implement Company Limited (Fujian) (13%), Fuzhou Huatian Auto Accessories Company Limited (25%), Dick Liao (37%) and our company (25%), manufactures poly rakes, steel rakes, cutting tools and car components. Fujian is responsible for the development, engineering and production of products, while we are responsible for exporting products from China to the United States. The term of the joint venture agreement is 10 years and it was entered into during 2002. The joint venture can be terminated by mutual agreement of the joint venture parties.

Dalian Greenlife Tools Co., Ltd. Joint Venture

This joint venture, owned by Shushi (Dalian) Steel Shovel Manufacturing Co. (Dalian) (57%), our company (35%) and Dick Liao (8%), manufactures assorted garden tools and metal products. We are responsible for exporting the products of the joint venture. The term of the joint venture agreement is 20 years and was entered into during 1997. The joint venture may be terminated by mutual agreement of the joint venture parties.

Intellectual Property

We hold registered U.S. trademarks and issued U.S. patents, which are important to our business. We also hold an exclusive license in the U.S. and Canada to manufacture clog-free rakes. In addition, we license the Stanley brand name from The Stanley Works for use on long handle tools, wheelbarrows, pruning tools and snow tools placed exclusively at Wal-Mart. This license agreement renews automatically for successive one-year periods unless either party gives one year notice of termination. Currently, the agreement expires on December 31, 2007. We pay royalties for our use of the Stanley name, which were in an amount that is not material to us.

Employees

As of September 25, 2004, we had approximately 2,000 full-time employees worldwide. Most of these employees work in manufacturing and distribution for the U.S. market. At certain times of the year, we augment our workforce with temporary workers to accommodate seasonal increases in business activity. Approximately 415 of our U.S. employees are represented by the United Brotherhood of Carpenters and Joiners of America (UBCJ), the United Steelworkers of America (USWA) or the International Brotherhood of Teamsters (IBT). The contracts with UBCJ and IBT expire in October 2007 and April 2008, respectively. The agreement with USWA Local No. 1688 expires in October 2005, and the agreement with USWA Local No. 1651 expires in September 2005. In addition, 236 employees in our Canadian facility are represented by the Trade Union Advisory Committee. The collective bargaining agreement affecting these employees is in place until October 2009. Thirty-four of our approximately 60 employees in Ireland are covered by one labor agreement and participate in a national wage plan. We believe that our relations with our employees are generally good.

Environmental and Other Regulations

Our operations, both in the United States and abroad, are subject to foreign, federal, state and local environmental laws, ordinances and regulations that limit discharges into the environment, establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of hazardous materials, substances and wastes, and require cleanup of contaminated soil and groundwater. These laws, ordinances and regulations are complex, change frequently and have tended to become more stringent over time. Many of them provide for substantial fines and penalties, orders (including orders to cease operations) and criminal sanctions for violations. They may also impose liability for property damage and personal injury stemming from presence of, or exposure to hazardous substances. In addition, certain of our operations require us to obtain, maintain compliance with, and periodically renew permits.

Certain of these laws, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act, may require the investigation and cleanup of an entity's or its predecessor's current or former properties, even if the associated contamination was caused by the operations of a third party. These laws also may require the investigation and cleanup of third-party sites at which an entity or its predecessor sent hazardous wastes for disposal, notwithstanding that the original disposal activity accorded with all applicable requirements. Liability under such laws may be imposed jointly and severally, and regardless of fault.

There are eight sites where we currently are engaged in site investigation or active remediation, which arise out of historical facility operations prior to our operations or ownership. We are entitled to indemnification by the former owners for 100% of costs for remediation efforts arising out of certain environmental conditions that were known at the time of closing and 80% of costs for remediation efforts for certain other known items. We also are entitled to indemnification for costs of remediation efforts arising out of certain environmental conditions that were unknown at the time of closing, subject to a sliding scale cost allocation scheme. In addition, we carry environmental insurance. While we do not expect to incur significant costs associated with these projects, there can be no assurance that all such costs will be covered by indemnification or insurance.

We also are subject to the requirements of U.S. Department of Labor Occupational Safety and Health Administration ("OSHA"). In order to maintain compliance with applicable OSHA requirements, we have established uniform safety and compliance procedures for our operations and implemented measures to prevent workplace injuries.

We have incurred and will continue to incur costs to comply with the requirements of environmental, health and safety laws, ordinances and regulations. We anticipate that these requirements will become more stringent in the future, and we cannot assure you that compliance costs will not be material.

Risks Factors

In addition to the other information set forth in this Form 10-K, you should carefully consider the following factors which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We depend on a small number of customers for a significant portion of our business.

Our two largest customers, The Home Depot and Lowe's, together accounted for 55% (33% and 22%, respectively) and 53% (33% and 20%, respectively) of our net sales for the periods ending September 25, 2004 and June 27, 2004, respectively and approximately 74% of our accounts receivable as of September 25, 2004. Our ten largest customers (including those listed above) accounted for 71% and 75% of our net sales for the periods ended September 25, 2004 and June 27, 2004, respectively. The loss of, or reduction in orders from, any of these customers could have a material adverse effect on our business and our financial results, as could customer disputes regarding shipments, fees, brand use and positioning, merchandise condition or related matters. Our business also may be negatively affected by changes in the policies of our significant retail customers, such as return policies or reductions in shelf space allocation to us.

Furthermore, a bankruptcy or a significant deterioration in the financial condition of any of our significant customers or suppliers could have a material adverse effect on our sales, profitability and cash flow. Any of the foregoing could result in a reduction in purchases, a longer collection cycle or an inability to collect accounts receivable.

Further consolidation in the retail industry may adversely affect our profitability.

Home centers and mass merchandisers have consolidated and increased in scale. If, as we expect, this trend continues, our customers will likely seek more favorable terms, including pricing, for their purchases of our products, which will limit our ability to raise prices, including to recoup raw material and other cost increases. Sales on terms less favorable to us than our current terms will have an adverse effect on our profitability.

Increased reliance on third party suppliers and manufacturers may decrease our ability to meet customer demands.

We rely on a limited number of domestic and foreign companies, including our joint venture partners, to supply components and manufacture certain of our products. The percentage of our products, based on net sales, that we source has increased from 2% in fiscal 2001 to over 36% in fiscal 2004. We expect that this percentage will continue to increase in the future. Reliance on third party suppliers and manufacturers may reduce our control over the timing of deliveries and quality of products. Reduced product quality or failure to deliver products quickly may jeopardize our relationships with certain of our key customers. In addition, increased reliance on third party suppliers or manufacturers may result in failure to meet our customer demands, should any of these parties fail to manufacture sufficient supply, go out of business or discontinue a particular component. In such event, we may not be able to find alternative suppliers in a timely manner, if at all. Such events could impact our ability to fill orders, which would have a material adverse effect on our customer relationships.

We are subject to risks associated with our foreign operations.

We have operations in Canada, China and Ireland, either directly or through joint ventures. Our foreign operations are subject to the risk of fluctuations in the relative value of the U.S. dollar and the local unit of currency. It will become more expensive to operate in any of these countries if the value of the U.S. dollar declines relative to the local unit of currency. We have not hedged against any currency risk exposure associated with our foreign operations.

Foreign operations are subject to risks that can materially increase the cost of operating in foreign countries and thereby may reduce our overall profitability. These risks include, but are not limited to:

•	currency exchange rate fluctuations;

•	increases in foreign tax rates and foreign earnings potentially being subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•	general economic and political conditions in countries where we operate and/or sell our products, including inflation;

•	the difficulties associated with managing our organization spread throughout various countries;

•	required compliance with a variety of foreign laws and regulations; and

•	limited protection of intellectual property in certain foreign jurisdictions.

We are subject to risks associated with our operations in China.

A substantial amount of our sourcing is done through our Chinese joint ventures. Since 1979, many new laws and regulations covering general economic matters have been promulgated in China. Despite this activity to develop the legal system, China's system of laws is not yet complete. Even where adequate law exists in China, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of China's judiciary in many cases creates additional uncertainty as to the outcome of any litigation. In addition, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes.

Furthermore, a substantial portion of our pruning tools, as well as all of our foam pots and planters, are manufactured in China and must be shipped into the U.S. When they enter the U.S., these products may be subject to import quotas, import duties and other restrictions. Any inability to import these products into the U.S. and any tariffs we may be required to pay with respect to these products may have a material adverse result on our business and results of operations.

We may not be able to acquire complementary lawn and garden product manufacturers or brands. In addition, our acquisition strategy may negatively impact our operating results, divert management's attention from operating our core business and expose us to other risks.

Part of our growth strategy includes pursuing acquisitions. We may not be able to find suitable acquisition targets, make suitable acquisitions on favorable terms or obtain financing for such acquisitions. In addition, we may not be able to successfully integrate future acquisitions. Future acquisitions may result in significant integration costs, and we may not realize the anticipated strategic benefits of any future acquisitions. Acquisitions may involve a number of special risks, including, but not limited to:

•	adverse short-term effects on our profitability and cash flows as a result of integration costs;

•	diversion of management's attention from the operation of our core business;

•	difficulties assimilating and integrating the operations of the acquired company with our own; and

•	unanticipated liabilities or contingencies relating to the acquired company.

If we are unable to obtain raw materials for our products at favorable prices it could adversely impact our operating performance.

Our suppliers provide resin, wood (mainly ash and hickory) and steel. No single supplier provides more than 10% of our raw materials or components. We cannot assure you that we will not experience shortages of raw materials or components for our products or be forced to seek alternative sources of supply. If temporary shortages due to disruptions in supply caused by weather, transportation, production delays or other factors require us to secure our raw materials from sources other than our current suppliers, we may not be able to do so on terms as favorable as our current terms or at all. In addition, material increases in the cost of any of these items on an industry-wide basis could have an adverse impact on our operating performance and cash flows if we are unable to pass on these increased costs to our customers, which could have a material adverse effect on our business and financial results. We currently do not engage in hedging or other financial risk management strategies with respect to potential price fluctuations in the cost of raw materials.

Our industry is highly competitive and we may not be able to compete successfully.

All aspects of the lawn and garden industry, including attracting and retaining customers and pricing, are competitive. To compete effectively, we must, among other things, maintain our relationships with key retailers, continually develop innovative new products that appeal to consumers and deliver products on a reliable basis at competitive prices. We cannot assure you that we will be able to maintain existing competitive advantages we have in our market. We compete for customers with various consumer product manufacturers and numerous other companies that produce home and garden tools and accessories, including foreign manufacturers that export their products to the United States.

Our current or potential competitors may offer products at a lower price or products and services that are superior to ours. In addition, our competitors may be more effective and efficient in integrating new technologies. Furthermore, as a result of business combinations or acquisitions, some of our competitors could become more formidable and may have substantially more resources at their disposal than us. Any of these factors may cause price reductions, reduced gross margins, decreased sales and reduced ability to attract and retain customers.

Changing consumer preferences and discretionary spending patterns could have an adverse effect on our business.

Purchases of our products are discretionary for consumers and, therefore, we are susceptible to economic slowdowns. Consumers generally are more willing to make discretionary purchases during periods in which favorable economic conditions prevail. Slowdowns in the United States economy may adversely affect consumer confidence and spending habits, which could adversely affect our sales. The performance of the economy is affected by numerous economic, political and other factors that are beyond our control.

A failure to successfully introduce new products could result in a reduction in sales and floor space at retailers that carry our products.

We believe that our future success will depend, in part, upon our ability to develop, market and produce new products, as well as to continue to improve existing products. We may not continue to be successful in the timely introduction and marketing of new products or innovations to our existing products. If we fail to successfully introduce, market and manufacture new products or product innovations and differentiate our products from those of our competitors, our ability to maintain or enhance our industry position could be adversely affected, which in turn could materially adversely affect our business, financial condition or results of operations.

Our business and financial operations may be adversely affected if our licensing agreement with The Stanley Works for the name Stanley were terminated or not renewed on acceptable terms.

We license from The Stanley Works the name Stanley for certain products. This license agreement renews automatically for successive one-year periods unless either party gives one year notice of termination. Currently, the agreement expires on December 31, 2007. We use the Stanley brand exclusively for sales of garden tools and wheelbarrows to Wal-Mart. As a result, our failure to renew the license agreement on acceptable terms could have a material adverse effect on our sales to Wal-Mart and, as a result, on our business and financial results.

The products that we manufacture could expose us to product liability claims.

Our business exposes us to potential product liability risks, which are inherent in the manufacture and distribution of certain of our products. From time to time, various suits and claims have been brought against us asserting injury sustained while using our products. Although we generally seek to insure against these risks, there can be no assurance that our coverage may be adequate and we may not be able to maintain insurance on acceptable terms. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on us and could prevent us from obtaining adequate product liability insurance in the future on commercially reasonable terms or at all. Moreover, any adverse publicity arising from claims made against us could adversely affect the reputation and sales of our products.

Unseasonable weather could have a negative impact on our business and financial results.

Demand for lawn and garden products is influenced by weather, particularly weekend weather during the peak gardening season. As a result, our business, financial results, cash flow and our ability to service our debt could be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, water shortages or floods. In addition, lack of snow or lower than average snowfall during the winter season may result in reduced sales of certain of our products, such as snow shovels and other snow tools.

Our lawn and garden sales are highly seasonal which could impact our cash flow and operating results.

Because our lawn and garden products are used primarily in the spring and summer, our business is highly seasonal. In fiscal 2004, 62% of our sales occurred during our second and third fiscal quarters. A majority of our operating income and cash flow is generated in this period. Our working capital needs and our borrowings generally peak near the end of our second fiscal quarter because we are generating lower sales while incurring expenses in preparation for the spring selling season. If cash on hand and borrowings under our senior credit facility are ever insufficient to meet our seasonal needs or if cash flow generated during the spring and summer is insufficient to repay our borrowings on a timely basis, this seasonality could have a material adverse effect on our business, results of operations, financial condition, cash flow and our ability to service our indebtedness.

Environmental health and safety laws, ordinances and regulations impose risks and costs on us.

Our operations are subject to federal, state, local and foreign laws, ordinances and regulations governing the protection of the environment and health and safety matters, including, but not limited to, those regulating discharges into the air and water, the use, handling and disposal of hazardous or toxic substances, the management of wastes, the cleanup of contamination and the control of noise and odors. We have made, and will continue to make, expenditures to comply with these requirements. While we believe, based upon current information, that we are in substantial compliance with all applicable environmental laws, ordinances and regulations, we cannot assure you of this, and we could be subject to potentially significant fines or penalties for any failure to comply. Moreover, under certain environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be held liable for the cost to investigate or clean up such real property and for related damages to natural resources. We may be subject to liability, including liability for investigation and cleanup costs, resulting from historical or ongoing operations if contamination is discovered at one of our current or former facilities, or at a landfill or other location where we have disposed of, or arranged for the disposal of, wastes. There are currently eight sites where we are engaged in site investigation or active remediation, which arise out of historical facility operations prior to our operations or ownership. We are entitled to indemnification by the former owners for 100% of costs for remediation efforts arising out of certain environmental conditions that were known at the time of closing and 80% of costs for remediation efforts for certain other known items. We also are entitled to indemnification for costs of remediation efforts arising out of certain environmental conditions that were unknown at the time of closing subject to a sliding scale cost allocation scheme. We also carry environmental insurance. While we do not expect to incur significant independent costs associated with these projects, there can be no assurance that all such costs will be covered by indemnification or insurance. In addition, we could be subject to claims brought pursuant to applicable laws, ordinances and regulations for property damage or personal injury resulting from the environmental impacts of our operations. Increasingly stringent environmental requirements, more aggressive enforcement actions, the discovery of unknown conditions or the bringing of future claims may cause our expenditures for environmental, health and safety matters to increase, and we may incur material costs associated with such matters.

We depend on the service of key individuals, the loss of any of which could materially harm our business.

Our success will depend, in part, on the efforts of our executive officers and other key employees. Although we do not anticipate that we will have to replace any of our key employees in the near future, the loss of the services of any of our key employees could have a material adverse effect on us. We do not maintain key man life insurance on our executive officers.

Unionized employees could strike or participate in a work stoppage.

We employ approximately 2,000 people on a full-time basis, approximately 35% of whom are covered by collective bargaining or similar labor agreements. We currently are a party to six such agreements. If our unionized employees were to engage in a strike or other work stoppage, or if we are unable to negotiate acceptable extensions of our agreements with labor unions resulting in a strike or other work stoppage by the affected workers, we could experience a significant disruption of operations and increased operating costs. In addition, any renegotiation or renewal of labor agreements could result in higher wages or benefits paid to unionized employees, which could increase our operating costs and could have a material adverse effect on our profitability.

Item 2.    PROPERTIES

We currently operate 10 manufacturing facilities and 11 wood mills. At our manufacturing facilities, we perform various value added processes for our products, including assembly, forging, forming, injection molding, painting, stamping, treating, turning and welding. Through our Chinese joint venture partners, we have access to three manufacturing facilities in China. Our executive headquarters are located in Camp Hill, Pennsylvania.

In fiscal 2004, we paid an aggregate of approximately $6.3 million for rent on all our leased properties and our projected rent for fiscal 2005 is substantially the same. Our leased facilities vary in term, generally lasting up to 16 years. Several of the leases also contain renewal provisions. We believe our current facilities are generally well maintained and provide adequate production and distribution capacity for future operations. We may, during peak seasons, enter into short-term leases to provide overflow storage facilities.

The following table sets forth certain information concerning our facilities and those of our joint venture partners:

Location	Approximate Square Footage	Owned/Leased	Use
Manufacturing/Distribution
Bernie/Dexter, MO	196,750	Owned	Manufacturing
Byesville, OH	46,000	Owned	Manufacturing
Camp Hill, PA	380,000	Leased	Manufacturing, Executive Offices
Carlisle, PA	1,217,000	Leased	Manufacturing, Distribution
Cork, Ireland	83,000	Owned	Manufacturing, Distribution
Falls City, NE	82,000	Owned	Manufacturing
Harrisburg, PA	264,000	Owned	Manufacturing
Parkersburg, WV	400,000	Owned	Manufacturing
Reno, NV	231,000	Leased	Manufacturing, Distribution
St. Francois, Quebec	353,000	Owned	Manufacturing, Distribution

Wood Mills
Campaign, TN	10,000	Owned	Wood Processing
Clay City, IL	11,000	Owned	Wood Processing
Dexter City, OH	12,600	Owned	Wood Processing
North Vernon, IN	17,680	Owned	Wood Processing
Palmyra, ME	15,000	Owned	Wood Processing
Pine Valley, NY	15,750	Owned	Wood Processing
Princeton, KY	10,000	Owned	Wood Processing
Unadilla, NY	13,000	Owned	Wood Processing
Union City, PA	70,000	Owned	Wood Processing
Wallingford, VT	93,000	Owned	Wood Processing
Woodstock, New Brunswick	7,800	Owned	Wood Processing

Joint Ventures
Chengde, China	120,000	–	Manufacturing, Distribution
Dalian, China	86,000	–	Manufacturing, Distribution
Fuzhou, China	180,000	–	Manufacturing, Distribution

Item 3.    LEGAL PROCEEDINGS

On August 3, 2004, Jacuzzi Brands Inc., or Jacuzzi Brands, filed a complaint in the Court of Common Pleas of Cumberland County, Pennsylvania against our parent and us. The complaint alleged that, in connection with the acquisition, the company failed to obtain the consent of Jacuzzi Brands. The complaint seeks injunctive and other relief. In addition, Castle Harlan and Wind Point Investors V, L.P. ("Wind Point") were also named as defendants in the complaint. By order dated August 23, 2004, the Court denied Jacuzzi Brands' motion for a preliminary injunction. We, our parent and the other defendants have since responded to the complaint. By an order dated December 9, 2004, the preliminary objections of Wind Point were dismissed. We believe that the complaint is baseless and intend to continue to vigorously contest the action.

From approximately 1993 through 1999, we manufactured and sold 647,000 wheelbarrows with poly wheel hubs. Various claims were submitted, and lawsuits filed, to recover for injuries sustained while inflating tires on these wheelbarrows. In 2002, we participated in a voluntary "fast track" recall of these wheelbarrows with the Consumer Product Safety Commission. We again voluntarily recalled these wheelbarrows in June 2004 in cooperation with the Consumer Product Safety Commission. However, less than 1% of the total products sold were returned, leaving an unknown number in service. To date, we have responded to 21 claims involving this product, 19 of which have been resolved. We are currently named as a defendant in two cases involving the remaining wheelbarrow claims. Although we believe that we have sufficient insurance coverage in place to cover these claims, a successful claim may exceed the limits of our coverage. See Item 1, "Business — Risk Factors—The products that we manufacture could expose us to product liability claims."

We are involved in various claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these actions will have a material adverse effect on our consolidated financial position, results of operations, liquidity or capital resources.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our common stock. All of our 1000 outstanding shares of common stock are held by our parent. We have not declared a dividend on our common stock. We are generally restricted from paying dividends by certain of our credit facility covenants and the indenture pursuant to which the 10% senior subordinated notes due 2012, which are referred to in this Form 10-K as the "senior subordinated notes," were issued. However, we may pay dividends in the future if we are permitted to do so under our debt covenants.

Item 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, the consolidated financial statements and related notes included in this Form 10-K.

The following table sets forth selected consolidated financial data of our parent. Our parent was incorporated on December 20, 2001 for the purpose of acquiring certain assets and liabilities of Predecessor Company II from USI on January 14, 2002. Our parent, under Predecessor Company I, did not have any operations prior to January 14, 2002. Selected consolidated financial data for the periods prior to January 14, 2002 are derived from the combined financial statements of Predecessor Company II. Separate financial information for Ames True Temper, Inc. is not presented since our parent has no operations or assets separate from its investment in Ames True Temper, Inc. and since the senior subordinated notes are guaranteed by our parent.

The selected consolidated financial data presented below for the fiscal years ended September 30, 2000 and September 29, 2001 have been derived from financial statements that are not included in this Form 10-K. The selected consolidated financial data presented below for the fiscal year ended September 29, 2001 and for the period ended January 13, 2002 have been derived from Predecessor Company II's audited combined financial statements for the fiscal year ended September 29, 2001 and Predecessor Company II's audited combined financial statements for the period ended January 13, 2002. The selected consolidated financial data presented below for the period ended September 28, 2002, the fiscal year ended September 27, 2003 and the period ended June 27, 2004 of our parent, under Predecessor Company I have been derived from our parent's audited consolidated financial statements, while under control of Predecessor Company I. The selected consolidated financial data presented below for the period ended September 25, 2004 have been derived from our parent's audited consolidated financial statements. Our parent's historical results included below and elsewhere in this Form 10-K are not necessarily indicative of our parent's future performance.

	Predecessor Company II			Predecessor Company I
	Fiscal Year Ended		Period Ended	Period Ended	Fiscal Year Ended	Period Ended	Period Ended
	September 30,	September 29,	January 13,	September 28,	September 27,	June 27,	September 25,
	2000	2001	2002	2002	2003	2004	2004
	(unaudited)
	(amounts in thousands)
Income Statement Data:
Net sales	$370,900	$377,500	$75,600	$279,354	$407,426	$355,443	$83,044
Cost of goods sold	271,600	290,400	58,200	223,414	294,487	256,248	73,009
Gross profit	99,300	87,100	17,400	55,940	112,939	99,195	10,035
Selling, general and administrative expenses	65,800	75,300	19,100	46,462	72,262	54,022	16,553
Amortization of intangible assets	—	—	—	—	3,508	3,303	477
Other operating expenses (income)	1,600	119,000	—	—	797	799	—
Operating income (loss)	31,900	(107,200)	(1,700)	9,478	36,372	41,071	(6,995)
Interest expense	8,100	8,200	2,300	7,000	10,377	7,563	5,899
Other (income) expense	—	800	(2,400)	(131)	(1,065)	199	(36)
Income (loss) before income taxes	23,800	(116,200)	(1,600)	2,609	27,060	33,309	(12,858)
Income taxes expense (benefit)	9,200	8,500	1,200	1,050	10,495	13,928	(5,038)
Net income (loss)	$14,600	$(124,700)	$(2,800)	$1,559	$16,565	$19,381	$(7,820)
Other Data:
Cash flows provided by (used in):
Operating activities	$9,000	$1,700	$2,100	$70,935	$7,205	$(14,290)	$20,842
Investing activities	(22,500)	(16,100)	(2,000)	(169,859)	(44,561)	640	(307,991)
Financing activities	14,400	19,100	500	131,548	5,705	12,649	288,030
Depreciation and amortization	12,800	14,500	900	3,000	10,993	9,256	3,103
Capital expenditures	22,500	16,100	2,000	4,647	7,053	4,219	1,624
Ratio of earnings to fixed charges (1)	3.1x	—	—	—	1.6x	2.1x	—
Balance Sheet Data (at end of period):
Cash and cash equivalents	$800	$3,200	$3,200	$32,593	$1,688	$903	$1,250
Working capital (2)	122,600	124,400	119,800	63,327	92,718	133,612	107,593
Total assets	398,800	284,800	286,100	191,154	228,081	279,911	483,237
Total debt	126,900	123,700	126,300	74,894	78,488	91,343	296,300
Shareholders' equity	191,900	86,400	80,800	62,202	84,173	103,718	91,389

(1)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of net income before taxes plus fixed charges. Fixed charges consist of interest (expensed and capitalized) on all indebtedness, plus preferred stock dividends and a proportion of rental expenses deemed to be representative of the interest factor. The earnings were deficient to meet fixed charges by $116.2 million, $1.6 million, $4.2 million and $15.5 million in fiscal 2001 and the periods ended January 13, 2002, September 28, 2002 and September 25, 2004, respectively. See Item 7 "Management Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the purchase accounting items and commodity costs that caused a deficiency for the period ended September 25, 2004.

(2)	Working capital is defined as current assets, excluding cash and cash equivalents, less current liabilities, excluding short-term borrowings and current portion of long-term debt.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the consolidated financial performance and results of operations of our parent, ATT Holding Co. A separate discussion for Ames True Temper, Inc. is not presented since our parent has no operations or assets separate from its investment in Ames True Temper, Inc. and since the senior subordinated notes are guaranteed by our parent. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See "Forward-Looking Statements."

Overview

Ames True Temper is a leading North American manufacturer and marketer of non-powered lawn and garden tools and accessories. We offer the following 11 distinct product lines with over 5,500 active SKUs: long handle tools, wheelbarrows, decorative accessories, garden hoses, hose reels, lawn carts, pots and planters, pruning tools, repair handles, snow tools and striking tools. We sell our products primarily in the U.S. and Canada through (1) retail centers, including home centers and mass merchandisers, (2) wholesale chains, including hardware stores and garden centers, and (3) industrial distributors.

Predecessor and Successor Periods

On January 13, 2002, Wind Point Partners, a private equity investment firm, in conjunction with Richard Dell, our president and chief executive officer, and Duane Greenly, our chief operating officer, acquired certain assets and liabilities of Predecessor Company II from USI, including the assets and liabilities of Ames True Temper, Inc., True Temper Ltd., IXL Manufacturing, Inc., and Garant Division of USI Canada, a division of U.S. Industries, Inc. For comparison purposes, we have presented the financial information and results of operations for fiscal 2002 on a combined basis, consisting of the Predecessor Company II's audited financial results of operations for the period from September 30, 2001 through January 13, 2002 and Predecessor Company I's audited financial results of operations for the period from January 14, 2002 through September 28, 2002. We have determined that this presentation is more meaningful than disclosing these periods separately, as the combined amounts represent a 52-week period that is comparable to our other fiscal years presented. Financial statements for the periods between January 13, 2002 and June 27, 2004 are referred to as the financial statements of Predecessor Company I. All financial statements prior to that date are referred to as the financial statements of Predecessor Company II and reflect the parent on a consolidated basis prior to the acquisition by Wind Point Partners. Financial statements for periods subsequent to June 28, 2004 are referred to as the financial statements of the Company. For comparison purposes, we have presented the financial information and results of operations for fiscal 2004 on a combined basis, consisting of the Predecessor Company I's audited financial results of operations for the period from September 28, 2003 through June 27, 2004 and the Company's audited financial results of operations for the period from June 28, 2004 through September 25, 2004. We have determined that this presentation is more meaningful than disclosing these periods separately, as the combined amounts represent a 52-week period that is comparable to our other fiscal years presented.

The purchase price of Predecessor Company II from USI included a write-up to the fair market value of inventory acquired, which resulted in an increase in cost of goods sold of $18.8 million, or 5.3% of sales, during fiscal 2002. That amount represents the manufacturing profits acquired.

The purchase price of Predecessor Company I from Wind Point Partners included a write-up to the fair market value of inventory acquired, which resulted in an increase in cost of goods sold of $10.1 million, or 2.3% of sales, during fiscal 2004. That amount represents the manufacturing profits acquired. Additionally, the purchase price allocated to the fair value of tradenames and other finite lived assets was approximately $69.7 million and $13.1 million, respectively. Additionally, a $34.9 million write-up was recorded to adjust fixed assets to fair value.

Restructuring

Following the acquisition of Predecessor Company II described above, our new management embarked on a restructuring plan that resulted in the closure of a corporate office, consolidation of certain under-utilized manufacturing facilities and the increase in the sourcing of certain products and components from overseas suppliers. Pursuant to this plan, we have identified and realized over $16.0 million in cost savings from fiscal 2002 through fiscal 2004.

In connection with the acquisition of Predecessor Company I, the Company reevaluated the restructuring reserves previously set up by Predecessor Company I. These restructuring reserves were originally established to reduce total workforce and close certain facilities. The Company, as of the date of acquisition of Predecessor Company I, began to assess and formulate an exit and restructuring plan that includes additional reductions of workforce, facility closures and changes in business strategies. This updated exit and restructuring plan is intended to increase operating efficiencies. At June 28, 2004 the Company recorded a liability of $4.8 million related to the reductions of workforce and facility closures and $5.8 million related to changes in business strategies for a product line. These plans also resulted in a $4.8 million decrease to the beginning balance of the pension asset for the period ended September 25, 2004. Adjustments will be made to these reserves as the cost estimates are refined and finalized. The Company expects to complete these plans in the next one to three years.

Business Unit Acquisitions

During fiscal 2003, we acquired three separate businesses: Dynamic Design, Greenlife and Outdoor Inspirations. Dynamic Design and Outdoor Inspirations added new product lines to our portfolio, adding pots and planters and garden hoses, respectively. The acquisition of Greenlife added significant access to low cost manufacturing facilities in China through three separate joint ventures in which Greenlife was a partner. This acquisition has helped us to increase our sourcing of product from 2% in fiscal 2002 to over 36% in fiscal 2004, based on net sales.

Accounting Treatment for Joint Ventures

In August 2003, we purchased Greenlife, which had investments in three cooperative joint ventures in China with certain exclusive marketing rights to sell, outside of China, products manufactured by the three separate joint ventures. We purchased shares of 25%, 30%, and 35% in the three joint ventures. We do not share in either the profit or the loss of the joint ventures. We have minority representation on the board of directors of each of the joint ventures. Therefore, the investment is treated under the cost method in our financial statements. See Item 1, "Business—Joint Ventures."

Seasonality

Our revenue stream is seasonal. In fiscal 2004, 62% of net sales were recorded in the second and third quarter. Weather plays a part in the amount and timing of our sales. For example, during the winter season, lack of snow or lower than average snowfall may result in reduced sales of certain of our products, such as snow shovels and other tools. During the spring and summer season, unseasonably cool or warm temperatures, water shortages or floods may reduce, or impact the timing of, sales.

Acquisition by Castle Harlan

On June 1, 2004, our parent and its equity holders entered into a stock purchase agreement with CHATT Holdings Inc., referred to as the "buyer," and its parent, CHATT Holdings LLC, referred to as the "buyer parent." The buyer and buyer parent were newly formed entities established by Castle Harlan Partners IV, L.P., or CHP IV. Pursuant to the stock purchase agreement, the buyer acquired, on June 28, 2004, all of the outstanding equity interests of our parent for a purchase price of $380.0 million plus transaction costs of $6.3 million and working capital adjustments of $26.6 million. Upon completion of the acquisition, approximately 87% of the equity interests of the buyer parent is owned by CHP IV and its affiliates, and the remainder was issued to members of our management who previously held capital stock in our parent, in lieu of cash consideration that they otherwise would have been entitled to receive in the acquisition. In addition, in a few cases, certain members of management that did not currently hold equity in our parent purchased an equity interest in the buyer parent for cash. In order to finance the acquisition, repay our outstanding debt and pay related fees and expenses:

•	we entered into a $215.0 million senior credit facility consisting of a $75.0 million revolving credit facility and a $140.0 million term loan, as described in "— Debt and Other Obligations;"

•	we issued $150.0 million of 10% senior subordinated notes; and

•	the buyer parent received a $110.5 million equity capital contribution from CHP IV and its affiliates and management.

The foregoing transactions, including the acquisition, are collectively referred to in this Form 10-K as the "transactions."

Closing Purchase Price and Adjustments

The purchase price for the acquisition was $380.0 million in cash (excluding fees and expenses of $6.3 million), subject to the working capital and other adjustments described below. Approximately $92.8 million of the consideration was allocated to the repayment or assumption of all of our and our parent's outstanding debt and accrued interest at the time of the acquisition with the remainder allocated to the purchase of the equity interests of our parent.

The purchase price payable by the buyer for the equity of our parent was subject to the following adjustments:

•	an upward adjustment based on our parent's consolidated cash-on-hand as of June 28, 2004;

•	an upward or downward adjustment based on the estimated amount by which our parent's consolidated working capital as of June 28, 2004 deviated from $100.5 million;

•	a downward adjustment of approximately $14.0 million, reflecting the estimated value of our management's equity investment discussed more fully below in "—Rollover of Equity; Management Equity Investment."

In accordance with the stock purchase agreement, ten business days prior to the anticipated closing of the acquisition, the sellers provided the buyer with an estimate of the working capital adjustment that would be made to the purchase price on June 28, 2004. Based on that estimate, an additional $19.3 million was added to the purchase price. A final purchase price adjustment payment of approximately $7.3 million, reflecting the buyer's review of the actual deviation of our parent's consolidated working capital as of June 28, 2004 from $100.5 million, was made by buyer to Wind Point Investors V., L.P., as representative of the sellers, in September 2004. A portion of this adjustment was funded through additional borrowings under the revolving portion of our Senior Credit Facility.

Rollover of Equity; Management Equity Investment

In connection with the acquisition, approximately 13% of the equity interests in the buyer parent, was issued to members of our management who previously held capital stock in our parent, in lieu of cash consideration that they otherwise would have been entitled to receive in the acquisition and, in a few cases, certain members of management that did not currently hold equity in our parent purchased an equity interest in buyer parent for cash.

The transaction was accounted for as a purchase in accordance with SFAS 141, Business Combinations, and EITF Issue 88-16, Basis in Leveraged Buyout Transactions. As such, the acquired assets and assumed liabilities have been recorded at fair market value for the interests acquired and preliminary estimates of assumed liabilities by new investors and at the carryover basis for continuing investors. The acquired assets and assumed liabilities were assigned new book values in the same proportion as the residual interests of the continuing investors and the new interests acquired by the new investors. Under EITF 88-16, our assets and liabilities were revalued at the merger date to the fair value to the extent of the majority stockholder's 87% controlling interest. The remaining 13% is accounted for at the continuing stockholders' carryover basis. The excess of the purchase price over the historical basis of the net assets acquired has been applied to adjust net assets to their fair values to the extent of the majority stockholder's 87% ownership.

See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and Item 13, "Certain Relationships and Related Transactions" and for additional information concerning equity ownership and transactions involving management.

Stock Purchase Agreement

The stock purchase agreement contains customary representations and warranties, covenants and indemnities by and for the benefit of the buyer, the buyer parent, the sellers, our parent and us.

The sellers' indemnification obligations, which are several and not joint, for breaches of representations and warranties generally survive until 60 days following the earlier of (1) the buyer's receipt of the audited financial statements of our parent and its subsidiaries for fiscal 2005 and (2) February 28, 2006, except for representations and warranties relating to certain title matters which survive indefinitely, certain employee benefits, tax and third party indemnification matters which survive for 60 days beyond the applicable statute of limitations and certain environmental matters which survive for three years following the closing of the acquisition. The sellers' obligations to indemnify the buyer and the buyer's obligation to indemnify the sellers are not triggered, subject to certain exceptions, until the other suffers losses in the aggregate of more than $2.0 million, but only to the extent that such losses exceed $0.5 million. The buyer's and the sellers' aggregate indemnification obligations are generally capped at $30.0 million in the aggregate, respectively, subject to certain exceptions. The sellers have authorized Wind Point Partners V, L.P., Predecessor Company I's majority equity holder, to act on their behalf on substantially all indemnification and other matters arising under the stock purchase agreement.

On June 28, 2004, the buyer deposited $7.0 million of the closing purchase price with a third party escrow agent to secure the sellers' indemnification obligations and certain other contingent payment obligations of the sellers under the stock purchase agreement. The escrow agreement expires and the funds remaining in escrow, if any, will be distributed to the sellers on February 28, 2006, except that if any dispute between the buyer and the sellers' representative, acting as representative for all sellers, exists on that date as to any claim of the buyer to any escrowed funds, the amount in dispute will continue to be held in escrow until the dispute is resolved either by agreement of the buyer and sellers' representative or by a final, non-appealable order of a court of competent jurisdiction.

The stock purchase agreement also provides that the buyer is entitled to indemnification from the sellers, without regard to any threshold, cap or time limitation, for any losses incurred by the buyer or its affiliates in connection with certain pre-acquisition liabilities including (1) the sale by us of our Davisville, West Virginia warehouse and distribution facility; (2) an action brought against us by a former employee involving personal injury and other tort-based claims for which the availability of insurance has been disputed by our insurance carrier; (3) environmental liabilities resulting from conditions which first occurred during the ownership of our parent and its subsidiaries by the sellers; and (4) certain tax liabilities relating to any taxable period ending on or prior to the closing of the acquisition for which a tax return was not due on or prior to the closing of the acquisition.

The stock purchase agreement also provides that the buyer is entitled to indemnification from the sellers, without regard to any threshold, cap or time limitation, for any losses incurred by our parent or its subsidiaries in seeking to enforce the indemnification obligations of third parties under certain contracts relating to pre-acquisition transactions or as a result of pre-acquisition acts or omissions by the sellers, our parent or us or which prejudice or have prejudiced the rights of our parent or us under such contracts.

Under the stock purchase agreement, the buyer has agreed to remit to the sellers any amounts actually received by the buyer, our parent or us after the closing of the acquisition (less related fees, costs, taxes and expenses) with respect to:

(1)    our pending breach of contract action against Connecticut General Life Insurance Company seeking damages in the amount of approximately $0.9 million;

(2)    amounts claimed to be owed to us by customs authorities for the 2003 calendar year and the portion of the 2004 calendar year during which we were owned by the sellers pursuant to anti-dumping legislation commonly known as the "Byrd Amendment" that have not been paid to us; and

(3)    approximately $0.3 million in deferred purchase price we expect to receive in connection with our prior sale of certain real property.

The sellers have agreed to indemnify the buyer, our parent and us, without regard to any threshold, cap or time limitation, for any losses incurred in connection with these matters, including the costs of prosecuting the pursuit of these matters.

Results of Operations

The following table presents the major components of our statement of operations together with each component's percentage of net sales for fiscal 2002, fiscal 2003 and fiscal 2004:

	Combined 52 Weeks Ended September 28, 2002		Fiscal Year Ended September 27, 2003		Combined 52 Weeks Ended September 25, 2004
	(unaudited)				(unaudited)
			(dollars in millions)
Net sales	$355.0	100.0%	$407.4	100.0%	$438.5	100.0%
Cost of goods sold	281.6	79.3%	294.5	72.3%	329.3	75.1%
Gross profit	73.4	20.7%	112.9	27.7%	109.2	24.9%
Selling, general, and administrative expenses	65.6	18.5%	72.3	17.7%	70.5	16.1%
Special charges	—	0.0%	0.8	0.2%	0.8	0.2%
Amortization of intangible assets	—	0.0%	3.5	0.9%	3.8	0.9%
Operating income	7.8	2.2%	36.3	8.9%	34.1	7.7%
Interest expense to affiliates	2.3	0.6%	—	0.0%	—	0.0%
Interest expense	7.0	2.0%	10.4	2.6%	13.4	3.1%
Other (income) expense	(2.6)	−0.7%	(1.1)	−0.3%	0.2	0.0%
Income before taxes	1.1	0.3%	27.0	6.6%	20.5	4.6%
Income tax expense	2.3	0.6%	10.5	2.6%	8.9	2.0%
Net (loss) income	$(1.2)	−0.3%	$16.5	4.0%	$11.6	2.6%

Combined Fiscal 2004 Compared to Fiscal 2003

Net Sales.    Net sales for fiscal 2004 increased $31.1 million to $438.5 million, or 7.6%, from $407.4 million for fiscal 2003. Of this increase, $13.3 million resulted from two of our largest customers awarding us additional product placement of snow tools in two regions. In addition, net sales in fiscal 2004 increased due to additional long handle tool sales to new customers and increased long handle tools, wheelbarrows and hose reel units sold to our existing customers, acquisitions consummated in the second half of fiscal 2003 and stronger than normal snow season sales.

Gross Profit.    Gross profit for fiscal 2004 decreased $3.7 million to $109.2 million, or 3.3%, from $112.9 million for fiscal 2003. This decrease was primarily due to the $10.1 million write up of inventory to fair value, required by U.S. generally accepted accounting principles ("GAAP"), as a result of the sale of ATT Holding Co., partially offset by the sales volume increases noted above. Gross profit as a percentage of net sales decreased to 24.9% from 27.7% during this period primarily due to this non-cash inventory charge, approximately $1.4 million of one-time incremental costs due to the delayed expansion of our largest distribution facility, and increased steel and resin commodity costs, partially offset by new product introductions and changes in product mix.

Selling, General and Administrative ("SG&A") Expenses.    SG&A expenses for fiscal 2004 decreased $1.8 million to $70.5 million from $72.3 million for fiscal 2003. This decrease was due to the $4.8 million gain on sale of our idle distribution center in Davisville, WV and one of our manufacturing facilities in Parkersburg, WV, partially offset by increased costs associated with our sales volume increases. SG&A as a percentage of net sales decreased to 16.1% from 17.7% during fiscal 2004 due mainly to the gain on sale of facilities and distribution synergies stemming from the Dynamic Design and Greenlife acquisitions and freight savings in distribution due to the consolidation of plastics facilities, partially offset by higher management fees under our agreement with Castle Harlan (See Item 13, "Certain Relationships and Related Transactions").

Special Charges.    Special charges of $0.8 million for fiscal 2004 reflects non-capitalizable transaction costs incurred in connection with our acquisition by affiliates of Castle Harlan. Special charges of $0.8 million for fiscal 2003 were the result of an insurance company's refusal to provide stop loss coverage relating to a significant medical claim.

Amortization of Intangible Assets.    During fiscal 2004, we recorded $3.8 million in amortization expense, which included all three acquisitions of Predecessor Company I for the full year, compared to $3.5 million in fiscal 2003, which only included the acquisitions for a portion of the year. The increase was due to our increase in finite life intangible assets as a result of the acquisitions under Predecessor Company I, partially offset by lower amortization under ownership of affiliates of Castle Harlan as a result of changes to the valuation and the lives of the finite life assets acquired, as required.

Interest Expense.    Interest expense for fiscal 2004 increased $3.0 million to $13.4 million from $10.4 million for fiscal 2003. The increase was a result of increased debt in connection with the acquisition of Predecessor Company I on June 28, 2004 and increased borrowings under our previous revolving loan facility partially offset by decreased long-term debt prior to June 28, 2004 as compared to fiscal 2003.

Other Expense (Income).    Other expense was $0.2 million during fiscal 2004 compared to other income of $1.1 million during fiscal 2003. The change was due primarily to a foreign currency gain in fiscal 2003.

Income Tax Expense.    Income tax expense for fiscal 2004 was $8.9 million, or 43.4% of income before taxes, as compared to $10.5 million, or 38.9% of income before taxes, during fiscal 2003. During fiscal 2004, we incurred additional tax expenses of $1.4 million due to a limitation on foreign tax credits related to our Canadian subsidiary, which resulted in a higher effective tax rate.

Net Income.    Net income for fiscal 2004 decreased $4.9 million, or 29.7%, to $11.6 million from $16.5 million for fiscal 2003. This decrease resulted primarily from an decrease in gross profit as a result of the inventory write-up, increased amortization expense and increased interest expense, partially offset by decreased SG&A and income tax expenses.

Fiscal 2003 Compared to Combined Fiscal 2002

Net Sales.    Net sales for fiscal 2003 increased $52.4 million to $407.4 million, or 14.8%, from $355.0 million for fiscal 2002. This increase was driven by price increases of $4.0 million, additional product placement of long handle tools at two of our largest customers, and $43.4 million in sales related to the Dynamic Design acquisition consummated during fiscal 2003.

Gross Profit.    Gross profit for fiscal 2003 increased $39.5 million to $112.9 million, or 53.8%, from $73.4 million for fiscal 2002. This increase was primarily due to the sales volume increases noted above. Gross profit as a percentage of sales increased to 27.7% from 20.7% during fiscal 2003 primarily due to the write-up of inventory to fair value as a result of the acquisition of Predecessor Company II, which reduced the gross profit percentage in the period ended September 28, 2002, as well as from benefits derived from plant consolidations and sourcing.

SG&A Expenses.    SG&A expenses for fiscal 2003 increased $6.7 million to $72.3 million from $65.6 million for fiscal 2002. SG&A as a percentage of sales decreased to 17.7% in fiscal 2003 from 18.5% in fiscal 2002 due to the closure of a corporate office, saving approximately $1.8 million, and freight savings in distribution of $1.7 million due to the consolidation of plastics facilities, as compared to fiscal 2002.

Special Charges.    Special charges of $0.8 million in fiscal 2003 were the result of an insurance company's refusal to provide stop loss coverage relating to a significant medical claim.

Amortization of Intangible Assets.    During fiscal 2003, we entered into three acquisitions, as discussed above, that resulted in $11.5 million of finite life intangible assets and we recorded $3.5 million of amortization expense related to these intangible assets.

Interest Expense.    Interest expense for fiscal 2003 increased $1.1 million to $10.4 million from $9.3 million for fiscal 2002. On January 14, 2002, we entered into a comprehensive debt refinancing in conjunction with the acquisition of the business of the Predecessor Company II. Prior to January 14, 2002,

the predecessor's debt was owed to USI. The increase in interest expense resulted from increased interest rates, partially offset by a lower average debt balance.

Other Income.    Other income for the fiscal 2003 was $1.1 million, primarily due to gains on foreign currency exchange. Other income of $2.6 million during fiscal 2002 was primarily due to a $2.4 million cash receipt for anti-dumping duties collected from U.S. government tariffs.

Income Tax Expense.    Income tax expense for fiscal 2003 was $10.5 million, or 38.9% of income before taxes, as compared to $2.3 million, or 209.1% of income before taxes, during fiscal 2002. This difference was attributable to the recording of a deferred tax valuation allowance against certain deferred tax assets that were not expected to be realized by Predecessor Company II in fiscal 2002.

Net Income (Loss).    Net income for fiscal 2003 increased $17.7 million to $16.5 million from a net loss of $1.2 million in fiscal 2002. This increase resulted primarily from an increase in gross profit partially offset by increased SG&A expenses, special charges, amortization expense, interest expense and income tax expense.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Subject to our performance, which, if adversely affected, could adversely affect the availability of funds, we expect to be able to meet our liquidity requirements for the foreseeable future through cash provided by operations and through borrowings available under our senior credit facility. We cannot assure you, however, that this will be the case.

Cash Flows

Cash provided from operating activities for fiscal 2004 was $6.6 million, compared to $7.2 million for fiscal 2003. The decrease in cash provided from operating activities was primarily due to increased inventory levels, partially offset by increased sales to customers, with subsequent cash collections. Cash used in investing activities of $307.4 million and $44.6 million for fiscal 2004 and 2003, respectively, was due to the purchase of fixed assets and the acquisitions of businesses, partially offset by proceeds from the sale of fixed assets. During fiscal 2004, our parent was acquired by affiliates of Castle Harlan, while in fiscal 2003 we made three acquisitions. Additionally, during fiscal 2004 we received $5.1 million in proceeds for the sale of our idle distribution center in Davisville, WV and one of our manufacturing facilities in Parkersburg, WV. Cash provided by financing activities was $300.7 million and $5.7 million for fiscal 2004 and 2003, respectively. These proceeds were due primarily to debt borrowings and capital contributions, offset by repayments of long-term debt and debt issuance costs. During fiscal 2004, in connection with the sale of our parent, we received capital contributions and entered into a senior secured credit facility and issued senior subordinated notes, which were used to repay our existing debt and fund the acquisition noted above.

Cash provided from operating activities for fiscal 2003 was $7.2 million, compared to $73.0 million for fiscal 2002. The decrease in cash provided from operating activities during fiscal 2003 was due to a year-over-year increase in working capital as compared to fiscal 2002. Cash used in investing activities of $44.6 million and $171.9 million for fiscal 2003 and 2002, respectively, was due to the purchase of fixed assets and the acquisitions of businesses. During fiscal 2003 we made three acquisitions, while in fiscal 2002 our parent acquired Predecessor Company II. Cash provided by financing activities was $5.7 million and $132.0 million for fiscal 2003 and 2002, respectively. These proceeds were due primarily to debt borrowings and issuances of capital stock, offset by repayments of long-term debt and debt issuance costs.

Debt and Other Obligations

Senior Secured Credit Facility

On June 28, 2004, we entered into a $215.0 million senior credit facility with various banks, financial institutions and other lenders. The senior credit facility consists of a $140.0 million term loan B facility, which matures on June 28, 2011, and a $75.0 million revolving credit facility (approximately $18.3 million of which was used in connection with the acquisition and approximately $1.5 million of which was used to support standby letters of credit), which matures on June 28, 2010.

The revolving credit facility includes a $15.0 subfacility for letters of credit and a $15.0 million subfacility for swing line loans. The term loan B has been fully drawn. The senior credit facility is guaranteed by our parent and each of our existing and future direct and indirect subsidiaries, other than any subsidiary that is a "controlled foreign corporation" under Section 957 of the Internal Revenue Code. We and each of the guarantors granted to the senior lenders a first priority (subject to certain customary exceptions) security interest in and liens on all of our respective present and future property and assets to secure all of the obligations under the senior credit facility, and any interest rate swap or similar agreements with a senior lender under the senior credit facility.

The interest rates applicable to the senior credit facility (other than in respect of swing line loans) are the Eurodollar Rate plus the Applicable Rate, or at our option, the Alternate Base Rate plus the Applicable Rate. The "Alternate Base Rate" means the higher of (i) the floating rate of interest announced from time to time by Bank of America N.A as its "prime rate" or (ii) the Federal Funds rate plus 50 basis points per annum. The "Eurodollar Rate" means the rate per annum equal to the rate determined by the administrative agent to be the offered rate that appears on the Telerate Screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars. With respect to the revolving credit facility (including swing line loans), the "Applicable Rate" means (i) until December 28, 2004, 3.00% per annum, in the case of Eurodollar Rate loans, and 2.00% per annum, in the case of Alternate Base Rate advances, and (ii) thereafter, a percentage per annum to be determined in accordance with a pricing grid based on the Leverage Ratio (as defined below). With respect to the term loan B, the Applicable Rate means 2.75% per annum in the case of a LIBOR rate loan, and 1.75% per annum in the case of an Alternate Base Rate loan.

Certain customary fees are payable to the lenders and the agents under the senior secured credit facility, including without limitation, a commitment for our revolving credit facility and letter of credit fees. The senior credit facility contains various affirmative and negative covenants customary for similar credit facilities (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions on: liens, loans, acquisitions, mergers, sales, transfers, dividends, distributions, changes in the nature of our business, transactions with affiliates and capital expenditures. In addition, the senior secured credit facility requires that we meet certain financial covenant tests, which vary during the term of the loan, including without limitation (i) maintenance of a minimum interest coverage ratio (defined as adjusted EBITDA to cash interest expense) of between 2.00:1.00 and 3.00:1.00, (ii) maintenance of a maximum leverage ratio (defined as total debt (other than outstandings under the revolving credit facility) plus the average daily principal amount of the outstandings under the revolving credit facility for the last twelve months to adjusted EBITDA) of between 6.00:1.00 and 3.50:1.00, and (iii) maintenance of a minimum fixed charge coverage ratio (defined as Adjusted EBITDA less capital expenditures to cash taxes plus cash interest expense plus scheduled principal payments and prepayments plus dividends and distributions on equity) of between 1.20:1.00 and 1.25:1.00.

As of September 25, 2004, we were in compliance with all of our financial covenants. The senior secured credit facility contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation: nonpayment of principal, interest, fees and failure to perform or observe certain covenants.

Senior Subordinated Notes

On June 28, 2004, we completed a private offering of $150.0 million in aggregate principal amount at maturity of 10% senior subordinated notes due July 15, 2012. The notes are fully and unconditionally guaranteed by our parent, ATT Holding Co., on a senior subordinated basis. On August 10, 2004, we filed a registration statement with respect to new notes having substantially identical terms as the original notes, as part of an offer to exchange registered notes for the privately issued original notes. The new notes evidence the same debt as the original notes, are entitled to the benefits of the indenture governing the original notes and are treated under the indenture as a single class with the original notes. The exchange offer was completed on November 24, 2004.

The senior subordinated notes are unsecured senior subordinated obligations and rank behind all of our existing and future senior debt, including borrowings under the senior credit facility, equally with any of our future senior subordinated debt, ahead of any of our future debt that expressly provides for subordination to the senior subordinated notes and effectively behind all of the existing and future liabilities of our subsidiaries, including trade payables.

We will pay interest on the senior subordinated notes semi-annually in cash, in arrears, on January 15 and July 15 at an annual rate of 10.0% starting on January 15, 2005. The indenture governing the senior subordinate notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting our ability and the ability of our restricted subsidiaries, to: borrow money, guarantee debt or sell preferred stock, create liens, pay dividends on or redeem or repurchase stock, make certain investments, sell stock in our restricted subsidiaries, restrict dividends or other payments from restricted subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies.

The indenture governing the senior subordinated notes contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; violations of certain covenants; certain bankruptcy-related events; invalidity of liens; non-payment of certain legal judgments; and cross defaults with certain other indebtedness. We can redeem the senior subordinated notes on or after July 15, 2008, except we may redeem up to 35% of the senior subordinated notes prior to July 15, 2007 with the proceeds of one or more public equity offerings. We are required to redeem the senior subordinated notes under certain circumstances involving changes of control.

Contractual Commitments

The following table represents our contractual commitments associated with our debt and other obligations as of September 25, 2004.

	Total	October 2004 to September 2005	October 2005 to September 2006	October 2006 to September 2007	October 2007 to September 2008	October 2008 to September 2009	Thereafter
	(dollars in thousands)
Contractual Obligations
Revolving credit facility	$6,300	$6,300	$—	$—	$—	$—	$—
Term loan B facility	140,000	1,400	1,400	1,400	1,400	1,400	133,000
Senior Subordinated Notes	150,000	—	—	—	—	—	150,000
Operating leases	105,049	8,333	7,854	7,767	7,562	7,564	65,969
Open purchase orders	24,561	24,561	—	—	—	—	—
Other purchase commitments	5,757	889	1,392	1,772	1,704	—	—
Total contractual obligations	$431,667	$41,483	$10,646	$10,939	$10,666	$8,964	$348,969

Commitments
Outstanding letters of credit	$960	$960	$—	$—	$—	$—	$—
Total commitments	$960	$960	$—	$—	$—	$—	$—

Off-Balance Sheet Arrangements

As of September 25, 2004, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such differences may be material to the financial statements. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix and, in some cases, actuarial techniques. We evaluate these significant factors as facts and circumstances dictate. Historically, actual results have not differed significantly from those determined using estimates. The following are the accounting policies that most frequently require us to make estimates and judgments and are critical to understanding our financial condition, results of operation and cash flows.

Allowance for Doubtful Accounts

Accounts receivable are reported net of an allowance for doubtful accounts. The allowance is based on management's estimate, using certain assumptions, of the amount of receivables that will actually be collected. This reserve is based on historical collection activity adjusted for current conditions. Accounts are considered past due based on how payments are received compared to the customer's credit terms. Accounts are written off when management determines the account is uncollectible. If the financial condition of one of our significant customers were to deteriorate, resulting in an inability to make payments, then an additional reserve would be required.

Long-Lived Assets

Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that companies consider whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, companies determine whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, companies recognize an impairment loss based on the excess of the carrying amount of the assets over their fair value. Accordingly, management will periodically evaluate the ongoing value of property and equipment.

Goodwill and Other Intangible Assets

Effective January 14, 2002, we adopted SFAS No. 141, Business Combinations¸ and SFAS No. 142, Goodwill and Other Intangible Assets. In addition to goodwill, we have trade names that are deemed to have indefinite lives. Intangible assets with finite lives are amortized over their useful lives. Under the provisions of SFAS No. 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two-step impairment assessment, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. We completed the annual impairment tests, which resulted in no impairment charge.

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and indefinite lived intangible assets, which totaled $216.7 million and $18.3 million at September 25, 2004 and September 27, 2003, respectively. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, a material negative change in our relationships with significant customers, or economic conditions that may effect the assumptions used in the discounted cash flow calculation.

Pensions

We have several defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in the plan. We record expense related to these plans using actuarially determined amounts that are calculated under the provisions of SFAS No. 87, Employer's Accounting for Pensions. Key assumptions used in the actuarial valuations include the discount rate, the expected rate of return on plan assets and rate of increase in future compensation levels. These rates are based on market interest rates, and therefore fluctuations in market interest rates could impact the amount of pension expense recorded for these plans.

The accumulated benefit obligation of the defined benefit plans is a discounted amount calculated using the market interest rates described above. An increase in the market interest rates, assuming no other changes in the estimates, reduces the amount of the accumulated benefit obligation and the related required expense. A decrease in the market interest rates, assuming no other changes in the estimates, increases the amount of the accumulated benefit obligation and the related required expense.

Inventory Reserves

We reduce our inventory value for estimated obsolete and slow moving inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Revenue Recognition

We recognize revenues and freight billed to customers, net of provisions for cash discounts, returns, volume or trade customer discounts, co-op advertising and other sales discounts, upon shipment to customers when all substantial risks of ownership change. In accordance with Emerging Issues Task Force ("EITF") No. 00-10, Accounting for Shipping and Handling Fees and Costs, we record amounts billed to customers related to shipping and handling as revenue and all expenses related to shipping and handling as a cost of products sold. See Footnote 2 to the Consolidated Financial Statements.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance, if it is more likely than not that some portion or all of the deferred tax assets will not be recognized.

We evaluate on a quarterly basis the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to changes in interest rates, foreign currency exchange rates and certain commodity prices. Our primary market risk is interest rate exposure with respect to our floating rate debt. Our senior credit facility agreement may require us to employ a hedging strategy through derivative financial instruments to reduce the impact of adverse changes in interest rates. We do not plan to hold or issue derivative instruments for trading purposes. In the future, we may enter into other interest rate swaps to manage the risk of our exposure to market rate fluctuations. For the twelve months ended September 25, 2004, which carries a variable interest rate, a 100 basis points change in interest rates would have impacted us by $1.4 million.

We conduct foreign operations in Canada and Ireland and utilize international suppliers and manufacturers. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of September 25, 2004, to be material.

We purchase certain raw materials such as resin, steel, and wood that are subject to price volatility caused by unpredictable factors. Where possible, we employ fixed rate raw material purchase contracts and customer price adjustments to help us to manage this risk. We do not use derivatives to manage raw materials' risk.

Item 8.    FINANCIAL STATEMENTS

ATT Holding Co.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors
ATT Holding Co.

We have audited the accompanying consolidated balance sheets of ATT Holding Co. and subsidiaries (the "Company") as of September 25, 2004 and September 27, 2003 (Predecessor Company I), and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the period June 28, 2004 to September 25, 2004, the period September 28, 2003 to June 27, 2004 (Predecessor Company I), the fiscal year ended September 27, 2003 (Predecessor Company I), and the period January 14, 2002 to September 28, 2002 (Predecessor Company I), and the combined statements of operations, changes in invested capital and cash flows of Ames True Temper Group for the period October 1, 2001 to January 13, 2002 (Predecessor Company II). Our audits also included the financial statement schedule listed in the index at Item 21(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATT Holding Co. and subsidiaries at September 25, 2004 and September 27, 2003 (Predecessor Company I), and the consolidated results of their operations and their cash flows for the period ended September 25, 2004, the period ended June 27, 2004 (Predecessor Company I), the fiscal year ended September 27, 2003 (Predecessor Company I), and the period ended September 28, 2002 (Predecessor Company I), in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the aforementioned combined financial statements present fairly, in all material respects, the combined results of operations and cash flows of Ames True Temper Group for the period from October 1, 2001 to January 13, 2002 (Predecessor Company II), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

November 11, 2004
Philadelphia, Pennsylvania

ATT Holding Co.
Consolidated Balance Sheets
(In Thousands, Except Number of Shares)

	September 25, 2004	Predecessor Company I September 27, 2003
Assets
Current assets:
Cash and cash equivalents	$1,250	$1,688
Trade receivables, net	57,904	51,023
Inventories	98,217	77,051
Deferred income taxes	4,387	10,199
Prepaid expenses and other current assets	6,289	4,639
Total current assets	168,047	144,600

Property, plant and equipment, net	63,677	31,228
Pension asset	247	22,761
Intangibles, net	82,291	16,407
Goodwill	156,563	9,810
Other noncurrent assets	12,412	3,275
Total assets	$483,237	$228,081
Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$28,926	$24,555
Accrued payroll and related taxes	3,593	3,425
Accrued interest payable	4,804	1,501
Accrued expenses and other current liabilities	21,881	21,339
Revolving loan	6,300	1,941
Current portion of long-term debt	1,400	13,794
Total current liabilities	66,904	66,555

Deferred income taxes	26,010	10,451
Long-term debt	288,600	62,753
Other liabilities	10,334	4,149
Total liabilities	391,848	143,908

Stockholders' equity:
Preferred stock-Series A, $.0001 per share par value; 100,000 shares authorized; 62,495 shares issued and outstanding as of September 25, 2004 and September 27, 2003	—	—
Common stock-Class A, $.0001 per share par value; 1,600,000 shares authorized; 726,556 and 726,706 shares issued and outstanding as of September 25, 2004 and September 27, 2003, respectively	—	—
Common stock-Class B, $.0001 per share par value; 300,000 shares authorized; 267,448 shares issued and outstanding as of September 25, 2004 and September 27, 2003	—	—
Additional paid-in capital	110,500	63,543
Predecessor basis adjustment	(13,539)	–
Retained (deficit) earnings	(7,820)	18,120
Accumulated other comprehensive income	2,248	2,510
Total stockholders' equity	91,389	84,173
Total liabilities and stockholders' equity	$483,237	$228,081

See accompanying notes.

ATT Holding Co.
Consolidated Statements of Operations
(In thousands)

		Predecessor Company I			Predecessor Company II
	Period ended September 25, 2004	Period ended June 27, 2004	Fiscal year ended September 27, 2003	Period ended September 28, 2002	Period ended January 13, 2002
Net sales	$83,044	$355,443	$407,426	$279,354	$75,600
Cost of goods sold	73,009	256,248	294,487	223,414	58,200
Gross profit	10,035	99,195	112,939	55,940	17,400
Selling, general, and administrative expenses	16,560	58,808	73,142	46,547	19,100
Gain on disposal of fixed assets	(7)	(4,786)	(880)	(85)	–
Amortization of intangible assets	477	3,303	3,508	–	–
Special charges	–	799	797	–	–
Operating (loss) income	(6,995)	41,071	36,372	9,478	(1,700)
Interest expense to Affiliates	–	–	–	–	2,300
Interest expense	5,899	7,563	10,377	7,000	–
Other (income) expense	(36)	199	(1,065)	(131)	(2,400)
(Loss) income before taxes	(12,858)	33,309	27,060	2,609	(1,600)
Income tax (benefit) expense	(5,038)	13,928	10,495	1,050	1,200
Net (loss) income	$(7,820)	$19,381	$16,565	$1,559	$(2,800)

See accompanying notes.

ATT Holding Co.

Consolidated Statements of Changes in Stockholders' Equity

(In Thousands, Except Number of Shares)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Predecessor Basis Adjustment	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 27, 2004	62,495	$—	726,556	$—	267,448	$—	$63,544	$—	$37,501	$2,674	$(1)	$103,718
Acquisition by CHATT Holdings, Inc.	—	—	—	—	—	—	46,956	(13,539)	(37,501)	(2,674)	1	(6,757)
Net loss	—	—	—	—	—	—	—	—	(7,820)	—	—	(7,820)
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	2,248	—	2,248
Comprehensive income												(5,572)
Balance at September 25, 2004	62,495	$—	726,556	$—	267,448	$—	$110,500	$(13,539)	$(7,820)	$2,248	$—	$91,389

See accompanying notes.

ATT Holding Co.

Consolidated Statements of Changes in Stockholders' Equity (Predecessor Company I)

(In Thousands, Except Number of Shares)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 13, 2002	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	—	—	723,406	—	267,448	—	991	—	—	—	991
Issuance of preferred stock	59,495	—	—	—	—	—	59,425	—	—	—	59,425
Issuance of warrants to purchase Class A common stock	—	—	—	—	—	—	124	—	—	—	124
Purchase of treasury stock	(99)	—	(31,354)	—	—	—	—	—	—	(130)	(130)
Payment of preferred stock dividends	—	—	—	—	—	—	—	(4)	—	—	(4)
Net income	—	—	—	—	—	—	—	1,559	—	—	1,559
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	360	—	360
Minimum pension liability	—	—	—	—	—	—	—	—	(123)	—	(123)
Comprehensive income	—	—	—	—	—	—	—	—	—	—	1,796
Balance at September 28, 2002	59,396	—	692,052	—	267,448	—	60,540	1,555	237	(130)	62,202
Issuance of common stock	—	—	3,300	—	—	—	3	—	—	—	3
Issuance of preferred stock	3,000	—	—	—	—	—	3,000	—	—	—	3,000
Issuance of treasury stock	99	—	31,354	—	—	—	—	—	—	130	130
Net income	—	—	—	—	—	—	—	16,565	—	—	16,565
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	2,176	—	2,176
Minimum pension liability	—	—	—	—	—	—	—	—	97	—	97
Comprehensive income	—	—	—	—	—	—	—	—	—	—	18,838
Balance at September 27, 2003	62,495	—	726,706	—	267,448	—	63,543	18,120	2,510	—	84,173

ATT Holding Co.

Consolidated Statements of Changes in Stockholders' Equity (Predecessor Company I) (continued)

(In Thousands, Except Number of Shares)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 27, 2003 (from previous page)	62,495	$—	726,706	$—	267,448	$—	$63,543	$18,120	$2,510	$—	$84,173
Issuance of common stock	—	—	600	—	—	—	1	—	—	—	1
Purchase of treasury stock	—	—	(750)	—	—	—	—	—	—	(1)	(1)
Net income	—	—	—	—	—	—	—	19,381	—	—	19,381
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	217	—	217
Minimum pension liability	—	—	—	—	—	—	—	—	(53)	—	(53)
Comprehensive income											19,545
Balance at June 27, 2004	62,495	$—	726,556	$—	267,448	$—	$63,544	$37,501	$2,674	$(1)	$103,718

See accompanying notes.

ATT Holding Co.
Combined Statement of Changes in Invested Capital (Predecessor Company II)
(In Thousands)

Balance at September 29, 2001	$86,400
Comprehensive loss:
Net loss	(2,800)
Foreign currency translation adjustments	(700)
Total comprehensive loss	(3,500)
Net transactions with Affiliates	(2,100)
Balance at January 13, 2002	$80,800

See accompanying notes.

ATT Holding Co.
Consolidated Statements of Cash Flows

		Predecessor Company I			Predecessor Company II
	Period ended September 25, 2004	Period ended June 27, 2004	Fiscal year ended September 27, 2003	Period ended September 28, 2002	Period ended January 13, 2002
	(In Thousands)
Operating activities
Net (loss) income	$(7,820)	$19,381	$16,565	$1,559	$(2,800)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation expense	2,626	5,953	7,485	3,000	900
Amortization of intangible assets	477	3,303	3,508	—	—
Amortization of loan fees	453	661	755	425	—
Provision for bad debts	66	(95)	(3)	182	700
Provision for deferred taxes	(4,080)	5,281	1,356	(1,184)	1,200
Noncash interest expense	—	206	489	193	—
Gain on disposal of fixed assets	(7)	(4,786)	(880)	(85)	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	35,233	(40,754)	(9,969)	6,179	6,900
Inventories	4,082	(18,647)	(8,653)	57,429	(6,300)
Prepaid expenses and other assets	1,235	(21)	(1,381)	(1,864)	(1,800)
Accounts payable	(11,528)	14,588	2,063	3,092	(700)
Accrued expenses	(173)	219	(3,598)	1,283	4,000
Other liabilities	278	511	(532)	726	—
Net cash provided by (used in) operating activities	20,842	(14,290)	7,205	70,935	2,100
Investing activities
Acquisition of businesses, net of cash acquired	(306,374)	(236)	(38,620)	(165,400)	—
Purchase of fixed assets	(1,624)	(4,219)	(7,053)	(4,647)	(2,000)
Proceeds from sale of fixed assets	7	5,095	1,112	188	—
Net cash (used in) provided by investing activities	(307,991)	640	(44,561)	(169,859)	(2,000)
Financing activities
Increase in notes payable to Affiliates	—	—	—	—	2,600
Repayments of long-term debt	(60,936)	(15,731)	(8,836)	(775)	—
(Repayments) borrowings on revolver, net	(24,021)	28,380	1,941	—	—
Borrowings on long-term debt	290,000	—	10,000	75,600	—
Debt issuance costs	(13,598)	—	(533)	(3,559)	—
Net transfers with Affiliates	—	—	—	—	(2,100)
Proceeds from issuance of capital stock	—	1	3,003	60,416	—
Capital contributions from buyer	96,585	—	—	—	—
(Purchase) issuance of treasury stock	—	(1)	130	(130)	—
Payment of dividends on preferred stock	—	—	—	(4)	—
Net cash provided by financing activities	288,030	12,649	5,705	131,548	500
Effect of exchange rate changes on cash	(534)	216	746	(31)	(600)
Increase (decrease) in cash and cash equivalents	347	(785)	(30,905)	32,593	—
Cash and cash equivalents at beginning of period	903	1,688	32,593	—	3,200
Cash and cash equivalents at end of period	$1,250	$903	$1,688	$32,593	$3,200

See accompanying notes.

ATT Holding Co.

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share Data)

1.    Formation and Description of Business

ATT Holding Co. and its subsidiaries (the "Company") manufacture and market non-powered lawn and garden tools and accessories primarily in North America and Europe. The Company refers to operations subsequent to June 27, 2004. Operations from January 14, 2002 to June 27, 2004 are referred to as "Predecessor Company I". Operations of Ames True Temper Group predating January 14, 2002 are referred to as "Predecessor Company II".

The accompanying consolidated financial statements present the financial position of the Company as of September 25, 2004 and of Predecessor Company I as of September 27, 2003, and the results of operations, changes in stockholders' equity, and cash flows of the Company for the period from June 28, 2004 to September 25, 2004 and the results of operations, changes in stockholders' equity, and cash flows of the Predecessor Company I for the period from September 28, 2003 to June 27, 2004, the fiscal year ended September 27, 2003 and the period from January 14, 2002 through September 28, 2002, and the results of operations, changes in invested capital, and cash flows of the Predecessor Company II for the period from October 1, 2001 through January 13, 2002.

ATT Holding Co. (as Predecessor Company I) was incorporated on December 20, 2001. On January 14, 2002, Predecessor Company I acquired, from U.S. Industries, Inc. (USI), certain assets and liabilities of Predecessor Company II, including Ames True Temper, Inc.; True Temper Ltd.; IXL Manufacturing, Inc.; and Garant Division of USI Canada, Inc., a division of U.S. Industries, Inc. The purchase price was approximately $165,400, including transaction costs of approximately $4,712. The transaction was recorded under the purchase method of accounting. The purchase price was allocated to the acquired assets and assumed liabilities based upon the fair values of those assets and liabilities as determined by the Predecessor Company I. The operating results of the acquired company have been included in the accompanying statements of operations from the date of acquisition. In May 2002, IXL Manufacturing was merged into Ames True Temper, Inc.

At January 13, 2002, Predecessor Company II had no separate legal status or existence as a combined group. These financial statements are presented on a going concern basis as if the Predecessor Company II had existed as a corporation separate from USI during the period presented and include the net assets and results of operations directly related to Predecessor Company II's operations.

On June 28, 2004, the Company completed the sale of all outstanding common and preferred stock of Predecessor Company I to affiliates of Castle Harlan, a private equity group. CHATT Holdings, Inc., the "buyer", and CHATT Holdings LLC, the "buyer parent", were created to make the acquisition of the Company. Approximately 87% of the equity interests of the buyer parent are owned by affiliates of Castle Harlan, and the remainder were issued to members of our management who held capital stock in the Predecessor Company I, in lieu of cash consideration that they otherwise would have been entitled to receive in the acquisition. In addition, certain members of management that did not hold equity in Predecessor Company I purchased an equity interest in the buyer parent for cash.

The transaction was valued at approximately $380,000, plus $6,345 in transaction costs and a working capital adjustment of $26,638. In connection with the sale, Ames True Temper, Inc., which is a 100%-owned subsidiary of the Company, entered into a new credit facility, at which time all existing indebtedness was repaid. In connection with the new facility, ATT Holding Co. fully and unconditionally guaranteed the $150,000 10% Senior Subordinated Notes due 2012. ATT Holding Co. has no other subsidiaries other than Ames True Temper, Inc. and has no independent assets or operations separate from the investment in Ames True Temper, Inc. Ames True Temper, Inc. is restricted by the Credit Agreement dated as of June 28, 2004 to provide funds to ATT Holding Co., except for the provisions described therein.

The Company's fiscal year generally ends on the Saturday nearest to September 30.

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

2.    Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements for the period ended September 25, 2004, the period ended June 27, 2004 and the fiscal year ended September 27, 2003 include the accounts of ATT Holding Co. and its subsidiaries. All material intercompany transactions have been eliminated in consolidation.

The combined financial statements for the period ended January 13, 2002 include the accounts of the Predecessor Company II, which is defined in Note 1. All material intercompany transactions have been eliminated in combination.

Cash and Cash Equivalents

Cash equivalents represent short-term, highly liquid investments, which have maturities of 90 days or less when purchased. The carrying amount of cash and cash equivalents approximates fair value.

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts. The allowance is based on management's estimate of the amount of receivables that will actually be collected. Accounts are considered past due based on how payments are received compared to the customer's credit terms. Accounts are written off when management determines the account is uncollectible. Finance charges are generally not assessed on past due accounts.

Inventories

Inventories are stated at the lower of cost, which is determined by the first-in, first-out method, or market.

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost less accumulated depreciation provided under the straight-line method. Buildings and building improvements are depreciated based on lives of 25 and 10 years, respectively. Land improvements and leasehold improvements are depreciated based on lives of 15 and 10 years, respectively. Machinery and equipment is depreciated based on lives ranging from three to seven years, and furniture and fixtures based on a life of five years. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance, and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the costs and accumulated depreciation are removed from the accounts. Any resulting gain or loss is recognized currently. Construction in progress is comprised of ongoing development costs associated with upgrades and additions.

The Predecessor Company II depreciated buildings based on lives ranging from 10 to 40 years, machinery and equipment based on lives ranging from 5 to 15 years, and furniture and fixtures based on lives ranging from 3 to 15 years.

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that companies consider whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, companies determine whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, companies recognize an impairment loss based on the excess of the carrying amount of the assets over their fair value. Accordingly, management will periodically evaluate the ongoing value of property and equipment.

Goodwill and Other Intangible Assets

Effective January 14, 2002, Predecessor Company I, and the Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141, which addresses financial accounting and reporting for business combinations, requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets.

SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be tested for impairment. In addition to goodwill, the Company has tradenames that are deemed to have indefinite lives. Intangible assets with finite lives are amortized over their useful lives. Under the provisions of SFAS No. 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two-step impairment assessment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The Company completed the annual impairment tests, which resulted in no impairment charge.

Predecessor Company II Goodwill

The Predecessor Company II's Parent Company reviewed operating results and other relevant facts quarterly for each of its businesses to determine if there were indications that the carrying value of the business may be impaired. When there were indicators of impairment, the Parent Company first assessed the recoverability of goodwill associated with long-lived assets in accordance with the requirements of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets, which required impairment losses to be recorded when the undiscounted cash flows estimated to be generated by those assets were less than the carrying amount of those assets. In addition, an enterprise level assessment of the recoverability of any remaining goodwill was performed using the fair value methodology, as permitted under Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. In the event that such fair value was below the carrying value of an enterprise, for those companies with goodwill, the Predecessor Company II reduced goodwill to the extent it was impaired based upon fair value.

The fair value methodology was applied to determine the recoverable value for each business on a stand-alone basis using ranges of fair values obtained from independent appraisers. In developing these ranges, the independent appraisers considered (a) publicly available information, (b) financial projections of each business based on management's best estimates, (c) the future prospects of each business as discussed with senior operating and financial management, (d) publicly available information regarding comparable publicly traded companies in each industry, (e) market prices, capitalizations and trading multiples of comparable public companies and (f) other information deemed relevant. In reviewing these

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

valuations and considering the need to record a charge for impairment of enterprise value and goodwill to the extent it is part of the enterprise value, the Predecessor Company also evaluated solicited and unsolicited bids for the businesses of the Predecessor Company.

Debt Issuance Costs

Current and other long-term assets include debt issuance costs in the amount of $13,598 and $3,559 as of September 25, 2004 and September 27, 2003, respectively. The debt issuance costs are being amortized over a period of three to eight years based on the corresponding life of the debt. Accumulated amortization of debt issuance costs amounted to approximately $453 and $1,180 as of September 25, 2004 and September 27, 2003, respectively.

Income Tax

Deferred tax assets and liabilities are computed based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws. Deferred income tax expense or benefit is based on changes in deferred tax assets and liabilities from period to period.

Revenue and Cost Recognition

Revenue is recognized upon shipment of products or delivery of products to the customer depending on the terms of the sale. Provisions are made for estimated sales returns and allowances at the time of the sale. Such amounts, which are included in net sales, totaled $2,634, $4,118, $6,235, $4,330 and $1,606 for the period ended September 25, 2004, the period ended June 27, 2004, fiscal year ended September 27, 2003, the period ended September 28, 2002 and the period ended January 13, 2002, respectively.

Shipping and Handling Costs

All shipping and handling costs are expensed as incurred. Costs incurred to ship product from the distribution center to the customer are included in costs of goods sold and totaled $3,889, $14,224, $16,594, $11,852 and $4,400 for the period ended September 25, 2004, the period ended June 27, 2004, fiscal year ended September 27, 2003, the period ended September 28, 2002 and the period ended January 13, 2002, respectively. Costs to ship the product from manufacturing facilities to the distribution centers are included in selling, general and administrative expense and totaled $575, $2,617, $3,891, $3,738 and $1,300 for the period ended September 25, 2004, the period ended June 27, 2004, fiscal year ended September 27, 2003, the period ended September 28, 2002 and the period ended January 13, 2002, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Such amounts totaled $2,447, $9,424, $9,798, $6,904 and $2,600 for the period ended September 25, 2004, the period ended June 27, 2004, fiscal year ended September 27, 2003, the period ended September 28, 2002 and the period ended January 13, 2002, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Such amounts totaled $195, $648, $899, $558 and $400 for the period ended September 25, 2004, the period ended June 27, 2004, fiscal year ended September 27, 2003, the period ended September 28, 2002 and the period ended January 13, 2002, respectively.

Foreign Currency Translation

The financial statements of the Company's foreign operations are measured using the local currency as the functional currency. Assets and liabilities of foreign subsidiaries are translated at the exchange rates

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

as of the balance sheet date. Resulting translation adjustments, net of the related income tax effects, are recorded in the currency translation adjustment account, a separate component of Accumulated Other Comprehensive Income. Income and expense items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions are included in net income.

Accumulated Other Comprehensive Income

Comprehensive income (loss) is defined as net income (loss) and other changes in stockholders' equity (deficit) from transactions and other events from sources other than stockholders. The components of and changes in other comprehensive income (loss) are as follows:

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
September 25, 2004
Currency translation adjustment	$—	$3,696	$(1,448)	$2,248	$2,248
Predecessor Company I
June 27, 2004
Currency translation adjustment	$2,536	$372	$(155)	$217	$2,753
Minimum pension liability adjustment	(26)	(90)	37	(53)	(79)
	$2,510	$282	$(118)	$164	$2,674
September 27, 2003
Currency translation adjustment	$360	$3,567	$(1,391)	$2,176	$2,536
Minimum pension liability adjustment	(123)	159	(62)	97	(26)
	$237	$3,726	$(1,453)	$2,273	$2,510

Fair Value of Financial Instruments

Financial instruments held by the Company include cash and cash equivalents, accounts receivable, accounts payable and long-term debt.

The fair values of all cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying value due to their short-term nature. The fair value of the debt is also estimated to approximate its carrying amount based upon current market conditions and interest rates.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by chief operating decision makers in deciding how to allocate resources in assessing performance. All of the Company's operations are classified within one business segment.

Labor Availability

The industry is labor intensive and requires an adequate supply of labor. As of September 25, 2004, approximately one-third of the Company's employees are subject to collective bargaining agreements.

Stock-Based Compensation

On June 28, 2004, certain management employees of Ames True Temper and affiliates became eligible to purchase Class B management incentive units of CHATT Holdings LLC. These units vest

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

based on three criteria: (1) time vesting based on a five-year term, (2) performance vesting based on the results of Ames True Temper, Inc. and (3) vesting based upon a targeted rate of return upon change of control. There are certain acceleration clauses in the event of a change of control. As of September 25, 2004, there were 165,243 incentive units issued to management. Additionally, an affiliate of Castle Harlan holds 29,734 units that may be issued in the future. These units may not be sold, pledged or otherwise transferred under securities law. Additional restrictions and limitations are set forth in the agreement. These units are accounted for under FASB Interpretation No. 44 of APB No. 25, Accounting for Stock Issued to Employees. For the period ended September 25, 2004, there was no expense recorded related to these units.

Reclassifications

Certain amounts in the accompanying financial statements of the Predecessor Companies (I and II) have been reclassified to conform to the Company's period ended September 25, 2004 presentation.

3.    Transactions of Predecessor Company II

Cash Equivalents

Cash equivalents represent short-term, highly liquid investments, which have maturities of 90 days or less when purchased. Except for certain cash balances owned by Predecessor Company II, cash accounts were controlled on a centralized basis by an Affiliate. Accordingly, cash receipts and disbursements were made through Affiliates. The net results of cash transactions between or on behalf of the Company, including intercompany advances, are included in the combined balance sheet as invested capital.

Income Taxes

Predecessor Company II's United States earnings have been included in the consolidated federal income tax return filed by USI. Predecessor Company II provided for income taxes in the accompanying financial statements as if it were a stand-alone entity and filed separate income tax returns from USI. Federal taxes currently receivable or payable are included in invested capital. Income taxes paid to state, local, and foreign jurisdictions were $0 for the period ended January 13, 2002.

4.    Acquisitions Made by Predecessor Company I

On November 15, 2002, the Predecessor Company I acquired National Sales Company LLC and Global Sales LLC, d/b/a Dynamic Design. Dynamic Design is in the business of manufacturing, marketing, selling and distributing indoor and outdoor pots and planters.

On May 5, 2003, the Predecessor Company I acquired Outdoor Inspirations, Inc., Ontario, Canada. Outdoor Inspirations is in the business of marketing, selling and distributing garden hose.

On August 4, 2003, the Predecessor Company I acquired Greenlife, Inc., Bridgewater, Massachusetts, with operations in China. Greenlife is in the business of marketing, selling and distributing non-powered lawn and garden tools and accessories. The Predecessor Company I established an indemnity escrow account related to the acquisition of $300, which is being held for two years.

The purchase price allocation of the above acquisitions resulted in an increase in cost of goods sold of approximately $892 for the fiscal year ended September 27, 2003. That amount represents the manufacturing profits acquired.

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

Information described above with respect to businesses acquired in the purchase transactions during the fiscal year ended September 27, 2003 is as follows:

Cash paid including acquisition costs (net of cash acquired)	$25,830
Preferred stock issued	3,000
Long-term debt issued	10,000
Liabilities assumed	5,922
44,752
Fair value of assets acquired, primarily accounts receivable, inventory and fixed assets	15,027
Tradenames	8,450
Customer relationships	6,950
Vendor relationships	1,300
Restrictive covenants and noncompete agreements	2,747
Employment agreements	468
Cost in excess of fair value of net assets acquired (goodwill)	$9,810

The above businesses were acquired to expand Predecessor Company I's product lines and increase related market share.

All acquisitions were accounted for using the purchase method. The allocation of the purchase price associated with the acquisitions has been determined by Predecessor Company I based upon available information using independent third-party appraisals.

The operating results of the acquired companies have been included in the accompanying consolidated statements of operations from the respective dates of acquisition.

The following unaudited pro forma financial information for the period ended September 28, 2002 reflects the results of operations as if the acquisition of Dynamic Design had occurred as of the beginning of the period. Pro forma adjustments include only the effects of events directly attributed to the transaction that are factually supportable and expected to have a continuing impact. The pro forma adjustments reflected in the table below include adjustments for amortization expense on the acquired identifiable intangible assets, interest expense on the acquisition debt and the related income tax effects.

Net sales	$316,361
Net income	$2,228

The unaudited pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisition been consummated as of the above date, nor is such information indicative of future operating results.

Pro forma information reflecting the results of operations of Dynamic Design for the fiscal year ended September 27, 2003 is not materially different from the actual results of operations for the fiscal year ended September 27, 2003. Pro forma information, reflecting the result of operations of Outdoor Inspirations, Inc. and Greenlife, Inc. are not provided, as those acquisitions did not materially impact Predecessor Company I's results of operations.

5.    Restructuring and Purchase Accounting

Acquisition of Predecessor Company I

On June 28, 2004, the Company completed the sale of all outstanding common and preferred stock of Predecessor Company I to affiliates of Castle Harlan, a private equity group. CHATT Holdings, Inc.,

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

the "buyer", and CHATT Holdings LLC, the "buyer parent", were created to make the acquisition of the Company. Approximately 87% of the equity interests of the buyer parent are owned by affiliates of Castle Harlan, and the remainder were issued to members of our management who held capital stock in the Predecessor Company I, in lieu of cash consideration that they otherwise would have been entitled to receive in the acquisition. In addition, in a few cases, certain members of management that did not hold equity in Predecessor Company I purchased an equity interest in the buyer parent for cash.

The following represents the allocation of purchase price for the acquisition of the Company on June 28, 2004, as described above:

Capital contributions from buyer	$96,585
Revolver debt used	25,338
Long-term debt issued	290,000
Liabilities assumed, net of pay off of debt of Predecessor Company I	109,983
521,906
Fair value of assets acquired, primarily accounts receivable, inventory and fixed assets	284,838
Tradenames	69,406
Customer relationships	11,144
Patents	878
Non-compete agreements	981
Cost in excess of fair value of net assets acquired (goodwill)	$154,659

The transaction was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations, and Emerging Issues Task Force (EITF) Issue 88-16, Basis in Leveraged Buyout Transactions. As such, the acquired assets and assumed liabilities have been recorded at fair market value for the interests acquired and preliminary estimates of assumed liabilities by new investors and at the carryover basis for continuing investors. The acquired assets and assumed liabilities were assigned new book values in the same proportion as the residual interests of the continuing investors and the new interests acquired by the new investors. Under EITF 88-16, the Company was revalued at the merger date to the fair value to the extent of the majority stockholder's 87.35% controlling interest in the Company. The remaining 12.65% is accounted for at the continuing stockholders' carryover basis in the Company. An adjustment of $13,539 to record this effect is included as a reduction of stockholders' equity under the caption "Predecessor basis adjustment." The excess of the purchase price over the historical basis of the net assets acquired has been applied to adjust net assets to their fair values to the extent of the majority stockholder's 87.35% ownership. Goodwill resulting from this transaction is not deductible for income tax purposes. Goodwill resulting from the acquisitions made by Predecessor Company I described in Note 4 is expected to be deductible for income tax purposes.

In connection with the acquisition of Predecessor Company I, the Company reevaluated the restructuring reserves previously set up by Predecessor Company I. These restructuring reserves were originally established to reduce total workforce and close certain facilities. The Company, as of the date of acquisition of Predecessor Company I, began to assess and formulate an exit and restructuring plan that includes additional reductions of workforce, facility closures and changes in business strategies. This updated exit and restructuring plan is intended to increase operating efficiencies. At June 28, 2004, the Company recorded a liability of $4,782 related to the reductions of workforce and facility closures and $4,795 related to changes in business strategies for a product line. These plans also resulted in a $6,825 decrease to the beginning balance of the pension asset for the period ended September 25, 2004. Adjustments will be made to these reserves as the cost estimates are refined and finalized. The Company expects to complete these plans in the next one to three years. The following schedule shows the changes to the restructuring reserve since the date of acquisition, which is included in accrued liabilities and other long-term liabilities:

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

Balance as of June 27, 2004	$2,223
Additions, Purchase accounting	7,354
Balance as of June 28, 2004, date of acquisition	$9,577
Payments	(79)
Balance as of September 25, 2004	$9,498

Acquisition of Predecessor Company II and Dynamic Design

In connection with the initial acquisition of Predecessor Company II on January 14, 2002, Predecessor Company I committed to exit plans for the closing of several facilities. The exit plans called for Predecessor Company I to consolidate corporate office functions and to reduce workforce in multiple manufacturing locations in order to reduce fixed overhead costs and lower internal shipping and handling expenses. Costs associated with the plans, including severance, totaling approximately $6,198 were accrued as part of the purchase price allocation. In addition, the Company granted enhanced pension benefits to certain severed employees, which resulted in a net decrease to the pension asset of $3,315. During fiscal 2003, as additional information was obtained, adjustments were made to these estimates.

In 2003, in connection with the acquisition of Dynamic Design, Predecessor Company I committed to exit plans for the closure of certain acquired administrative offices and the consolidation of certain acquired distribution facilities. Costs related to these plans consist of employee severance and benefits, and exit costs (primarily lease expenses under existing contracts), and totaled $434 and were added to the purchase price of Dynamic Design.

At June 27, 2004, the remaining restructuring reserves of $2,223 were included in accrued liabilities and relate to portions of the exit plans that were not yet completed. At the date of acquisition of Predecessor Company I, these reserves were reevaluated and included in the purchase price. Changes to the restructuring reserves are as follows:

	Ames True Temper	Dynamic Design	Total

Balance as of January 14, 2002, date of acquisition	$6,198	$—	$6,198
Payments	(3,424)	—	(3,424)
Balance as of September 28, 2002	2,774	—	2,774
Adjustments to 2002 reserves (see below)	1,730	—	1,730
2003 exit plans	—	434	434
Payments	(2,090)	(434)	(2,524)
Balance as of September 27, 2003	2,414	—	2,414
Payments	(191)	—	(191)
Balance as of June 27, 2004	$2,223	$—	$2,223

During the allocation period, Predecessor Company I recorded adjustments to the original purchase accounting totaling $1,340 based on refinement of the original estimated purchase information. The nature of the adjustments are as follow: increase of restructuring accruals for severance of $1,730; decrease of self-insurance reserves of $(558); increase in reserves for potential product liability for plastic-rim wheelbarrow tires of $1,617; decrease of prepaid pension assets for curtailment related to restructuring plans of $(782); decrease of reserves for an employee injury suit of $(745) and other adjustments of $78. These adjustments have been allocated to the purchase price of Predecessor Company II resulting in an increase to fixed assets.

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

6.    Trade Receivables and Concentrations of Credit Risk

Trade receivables are as follows:

		Predecessor Company I
	September 25, 2004	September 27, 2003
Trade receivables	$75,634	$67,443
Allowance for doubtful accounts	(1,410)	(2,091)
Other sales reserves	(16,320)	(14,329)
	$57,904	$51,023

The Company operates principally in the United States, and to a lesser extent, in Europe and Canada. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's estimates.

The Company's top two customers represented approximately 33% and 22% of sales for the thirteen-week period ended September 25, 2004 and represent 45% and 29% of trade receivables at September 25, 2004.

Predecessor Company I's top two customers represented approximately 33% and 20% of sales for the thirty-nine week period ended June 27, 2004; approximately 35% and 20% of sales for the fiscal year ended September 27, 2003; and approximately 33% and 19% of sales for the period ended September 28, 2002. These customers represent approximately 35% and 24% of net trade receivables at September 27, 2003.

Predecessor Company II's top two customers represented approximately 29% and 15% of sales for the period ended January 13, 2002.

7.    Inventories

Inventories are as follows:

		Predecessor Company I
	September 25, 2004	September 27, 2003
Finished goods	$65,291	$51,767
Work in process	18,729	14,812
Raw materials	22,595	17,764
	106,615	84,343
Less allowance for obsolescence	(8,398)	(7,292)
	$98,217	$77,051

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

8.    Property, Plant and Equipment

A summary of property, plant and equipment is as follows:

		Predecessor Company I
	September 25, 2004	September 27, 2003
Land and improvements	$1,965	$471
Buildings and improvements	13,992	9,675
Machinery and equipment	45,595	26,591
Furniture and fixtures	210	281
Computer hardware	424	447
Computer software	1,686	2,054
Construction in progress	2,517	3,302
	66,389	42,821
Less accumulated depreciation	(2,712)	(11,593)
Net property, plant and equipment	$63,677	$31,228

9.    Goodwill and Other Intangibles

In accordance with SFAS No. 142, the Company is required to test goodwill and indefinite lived intangible assets for impairment on at least an annual basis. There can be no assurance that future impairment tests will not result in a charge to earnings. The cost of other acquired intangible assets, including primarily customer and vendor relationships, covenants not to compete and employment agreements, is amortized on a straight-line basis over the estimated lives of 2 to 10 years. Amortization of other intangibles amounted to $477 for the period ended September 25, 2004. The estimated aggregate amortization expense for each of the succeeding fiscal years is as follows: $1,732 in 2005; $1,807 in 2006; $1,345 in 2007; $1,266 in 2008; $1,079 in 2009 and $5,372 thereafter.

The changes in carrying amount of goodwill for the period ended September 25, 2004 are as follows:

Goodwill, after allocations to fair value on June 28, 2004	$154,659
Currency translation adjustments	1,904
Goodwill at September 25, 2004	$156,563

The following table reflects the components of intangible assets other than goodwill at September 25, 2004:

	Gross Carrying Amount	Accumulated Amortization
Indefinite lived intangible assets:
Trade names	$69,690	$—
Finite lived intangible assets:
Technology (patents)	984	68
Non-compete agreements	885	99
Customer relationships	11,209	310
	13,078	477
	$82,768	$477

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

The following table reflects the components of goodwill and intangible assets at September 27, 2003:

	Gross Carrying Amount	Accumulated Amortization
Predecessor Company I
Nonamortized intangible assets:
Goodwill	$9,810	$—
Tradenames	8,450	—
	18,260	—
Amortized intangible assets:
Customer and vendor relationships	8,250	3,059
Covenants not to compete	2,747	315
Employment agreements	468	134
	11,465	3,508
	$29,725	$3,508

The cost of other acquired intangible assets was amortized on a straight-line basis over the estimated lives of 2 to 14 years. Amortization of other intangibles amounted to $3,303 and $3,508 for the period ended June 27, 2004 and the fiscal year ended September 27, 2003, respectively.

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

10.    Income Taxes

Income before income taxes and the related provision for income taxes consist of the following:

		Predecessor Company I			Predecessor Company II
	Period ended September 25, 2004	Period ended June 27, 2004	Fiscal year ended September 27, 2003	Period ended September 28, 2002	Period ended January 13, 2002
Income before provision for income taxes:
Domestic	$(12,985)	$27,482	$20,991	$212	$(2,700)
Foreign	127	5,827	6,069	2,397	1,100
	$(12,858)	$33,309	$27,060	$2,609	$(1,600)

Income tax expense (benefit):
Current:
Federal	$(842)	$6,615	$7,477	$1,480	$—
State	(103)	360	406	39	—
Foreign	(13)	1,672	1,256	715	—
	(958)	8,647	9,139	2,234	—

Deferred:
Federal	(3,665)	3,703	286	(1,160)	1,200
State	(415)	743	353	(24)	—
Foreign	—	835	717	—	—
	(4,080)	5,281	1,356	(1,184)	1,200
	$(5,038)	$13,928	$10,495	$1,050	$1,200

The reported income tax provisions differ from the amount based on United States federal income tax rates as follows:

		Predecessor Company I		Predecessor Company II
	Period ended September 25, 2004	Period ended June 27, 2004	Fiscal year ended September 27, 2003	Period ended September 28, 2002	Period ended January 13, 2002

Statutory federal income tax benefit (expense)	$4,372	$(11,658)	$(9,435)	$(887)	$560
State income tax expense (net of federal benefit)	342	(717)	(517)	—	—
Nondeductible other	(22)	—	(50)	(30)	—
Foreign income tax differential	—	(908)	128	—	—
Valuation allowance	—	—	—	—	(2,000)
Other	346	(645)	(621)	(133)	240
	$5,038	$(13,928)	$(10,495)	$(1,050)	$(1,200)

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	September 25, 2004	September 27, 2003
Deferred tax assets:
Accounts receivable	$1,814	$1,295
Inventories	2,696	1,579
Accrued liabilities and restructuring expenses	8,551	8,480
Intangible assets	—	1,190
Other non-current items	64	212
Total deferred tax assets	13,125	12,756

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	12,433	2,853
Deferred revenue	—	816
Pensions	—	8,649
Intangible assets	19,975	—
Other current items	1,387	340
Other non-current items	953	350
Total deferred tax liabilities	34,748	13,008
Net deferred tax liabilities	$(21,623)	$(252)

During the period ended September 25, 2004, the period ended June 27, 2004, the fiscal year ended September 27, 2003 and the period ended September 28, 2002, the Company paid income taxes of $1, $8,743, $7,153 and $801, respectively. During the period ended January 13, 2002 the Company received a refund of $35.

11.    Debt Arrangements

On June 28, 2004, in conjunction with the acquisition of the Company, Ames True Temper, Inc. entered into a $215,000 Senior Secured Credit Facility and issued $150,000 of Senior Subordinated Notes in order to finance the acquisition, repay the Company's outstanding debt and pay related fees and expenses. The Senior Secured Credit Facility consists of a $75,000 revolving credit facility and a $140,000 term loan.

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

Senior Secured Credit Facility

The $215,000 Senior Secured Credit Facility is with a syndicate of banks led by Banc of America Securities LLC. This senior credit facility consists of a $75,000 revolving credit facility and a $140,000 term loan B. The revolving credit facility includes a $15,000 subfacility for letters of credit and a $15,000 subfacility for swing-line loans. As of September 25, 2004, $6,300 was outstanding under our revolving credit facility. Additionally, the credit agreement allows for the issuance of letters of credit in accordance with certain terms and conditions as defined in the agreement. The Company had letters of credit outstanding totaling $960 at September 25, 2004. The total amount available under the revolving credit facility at September 25, 2004 was $67,740.

The term loan B has been fully drawn as of September 25, 2004 and is subject to repayment according to the scheduled amortization described below, with the final payment of all amounts outstanding, plus accrued interest, being due on June 28, 2011. The revolving credit facility will mature on June 28, 2010. The term loan B is subject to quarterly amortization of principal, to be payable in an amount equal to $350, or 0.25% of $140,000 (the initial aggregate term loan B advance) for each of the first 27 quarters following the funding of the term loan B and the remaining sum of $130,550, or 93.25% of the initial aggregate advances, at maturity.

Advances under the revolving credit facility may be made, on a revolving basis, up to the full amount of the revolving credit facility (subject to compliance with annual clean-down requirements requiring the aggregate amount outstanding under the revolving credit facility to be maintained at $0, not including outstanding unfunded letters of credit, for at least 10 days during each consecutive 15 month period) and letters of credit may be issued up to the sublimit for letters of credit. The Company has complied with this clean-down requirement during the thirteen-weeks ended September 25, 2004.

The Senior Secured Credit Facility contains various affirmative and negative covenants customary for similar credit facilities (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions on: liens; debt (with exceptions); loans, acquisitions, joint ventures and other investments; mergers and consolidations, sales, transfers and other dispositions of property or assets; dividends, distributions, redemptions and other restricted payments; changes in the nature of the Company's business; transactions with affiliates; prepayment, redemption or repurchase of certain debt; and capital expenditures. In addition, the new Senior Secured Credit Facility will require that the Company meets certain financial covenant tests, including, without limitation, maintenance of a minimum interest coverage ratio, maintenance of a maximum leverage ratio and maintenance of a minimum fixed charge coverage ratio. As of September 25, 2004, the Company was in compliance with all debt covenants.

The applicable interest rate (i) in the case of Term Loan B, is equal to LIBOR plus 2.75% per annum for Eurodollar Rate Loans and Prime plus 1.75% per annum for Base Rate Loans and (ii) in the case of the revolving loan facility, swing line loans and letters of credit, the interest rate was LIBOR plus 3.00% for Eurodollar Rate Loans and Prime plus 2.00% per annum for Base Rate Loans based on the Company's consolidated leverage ratio in accordance with the Credit Agreement. As of September 25, 2004, the weighted average interest rate for the Term Loan B was 4.7% and for the revolver was 6.1%. Annual commitment fees are 0.50% of the unused portion of the revolving loan facility.

Senior Subordinated Notes

Ames True Temper, Inc. issued $150,000 of 10% Senior Subordinated Notes due 2012 on June 28, 2004. The notes are unsecured, unsubordinated obligations of Ames True Temper, Inc. and will rank behind all of its existing and future senior debt, including borrowings under the Senior Secured Credit Facility and effectively behind all of the existing and future liabilities of the subsidiaries of Ames True Temper, Inc., including trade payables. These notes will rank equally with any future senior subordinated debt and ahead of any future debt that expressly provides for its subordination to the notes. ATT Holding

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

Co. guarantees the notes on a senior subordinated basis. This guarantee will rank behind all existing and future senior debt of ATT Holding Co, including the guarantee of the Senior Secured Credit Facility, equal to all future senior subordinated indebtedness and ahead of a future debt that expressly provides that it is subordinated to the guarantee.

Total indebtedness is as follows:

	September 25, 2004	September 27, 2003
Senior Secured Credit Facility:
Revolving loan facility, expires 2010	$6,300	$—
Term Loan B, due 2011	140,000	—
Term Loan A	—	9,882
Term Loan B	—	19,763
Revolving loan facility	—	1,941
13% Senior Subordinated Notes, due 2010	—	47,000
10% Senior Subordinated Notes, due 2012	150,000	—
Total debt	296,300	78,586
Less short-term revolving loan facilities	(6,300)	(1,941)
Current portion of long-term debt	(1,400)	(13,794)
Less unaccreted discount	—	(98)
Long-term debt	$288,600	$62,753

Future principal payments due on the long-term debt are $1,400 for fiscal 2005, $1,400 for fiscal 2006, $1,400 for fiscal 2007, $1,400 for fiscal 2008, $1,400 for fiscal 2009 and $283,000 thereafter.

Predecessor Company I Indebtedness

On January 14, 2002, in conjunction with the Ames True Temper acquisition, Predecessor Company I entered into a loan and security agreement with Wells Fargo Foothill, the arranger and administrative agent, and a group of other lenders, consisting of two term loans and a revolving loan facility. The loan and security agreement was secured by substantially all assets of Predecessor Company I. The term loans consisted of a $13,600 Term Loan A and a $25,000 Term Loan B. The revolving loan facility provided for up to $115,000 of borrowings. Revolving loan amounts outstanding as of September 27, 2003 were $1,941. Annual fees were 0.50% of the unused portion of the revolving loan facility. The credit agreement allowed for the issuance of letters of credit in accordance with certain terms and conditions as defined in the agreement.

Predecessor Company I had letters of credit outstanding totaling $1,450 as of September 27, 2003. Borrowings under the Term Loans and revolving loan facility bear interest at rates based on Prime or LIBOR adjusted by a certain percentage, as defined by the agreement. Interest on all loans was payable monthly. Principal payments on Term Loan A were made monthly beginning July 1, 2002. Principal payments on Term Loan B were made annually based upon Predecessor Company I cash flows, as defined. The remaining Term Loan B principal was scheduled to be due January 14, 2005. The weighted-average interest rate incurred on the credit facility was 10.1% for the fiscal year ended September 27, 2003. These debt instruments were fully repaid on June 28, 2004 in connection with the sale of the Predecessor Company I. Predecessor Company I also entered into a Securities Purchase Agreement in the amount of $47,000, under which Predecessor Company I issued Senior Subordinated Notes. The note purchasers received warrants for the purchase of 124,859,393 shares of Class A Common Stock that were recorded at $124, the estimated fair value of the warrants on the date of issuance. The fair value was recorded as a discount to the Senior Subordinated Notes that was being amortized over the life of the debt. The notes bore interest at 13% per annum and interest was due quarterly. Required

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

prepayments of $15,667 and related interest were expected to be due on January 14, 2008 and January 14, 2009. The remaining unpaid principal balance and interest was expected to be due on January 14, 2010. The notes were secured by substantially all existing assets of Predecessor Company I and were subordinate to the loan and security agreement with Wells Fargo Foothill Corporation. These notes were fully repaid on June 28, 2004 in connection with the sale of Predecessor Company I.

Interest payments were approximately $2,004, $7,229, $9,800, $5,100 and $0 for the periods ended September 25, 2004 and June 27, 2004, the fiscal year ended September 27, 2003 and the periods ended September 28, 2002 and January 13, 2002, respectively.

12.    Lease Arrangements

The Company leases certain distribution and production facilities, machinery, computer hardware, computer software, office equipment, and vehicles under lease arrangements of varying terms. The most significant lease commitments involve distribution and production facilities with lease terms of up to 17 years.

Rental expense for operating leases was $2,496, $6,748, $8,898, $5,999 and $2,900 for the period ended September 25, 2004, the period ended June 27, 2004, fiscal year ended September 27, 2003, the period ended September 28, 2002 and the period ended January 13, 2002, respectively.

Future minimum rental commitments under noncancelable operating leases as of September 25, 2004 are as follows:

2005	$8,333
2006	7,854
2007	7,767
2008	7,562
2009	7,564
Thereafter	65,969
Total minimum lease payments	$105,049

13.    Pension and Other Postretirement Benefits

The Company and Predecessor Company I have three noncontributory defined benefit plans covering substantially all of its United States employees. The benefits under these plans are based primarily on years of credited service and compensation as defined under the respective plan provisions. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such amounts as the Company may determine to be appropriate from time to time. Effective September 1, 2003, the Retirement Plan for Hourly Paid Employees of the Kane, Pennsylvania plant and the Retirement Plan for Hourly Paid Employees of Ames True Temper, Inc. Elyria Plant were merged into the Ames True Temper, Inc. Pension Plan. The Company also sponsors the Supplemental Executive Retirement Plan, which is a nonqualified, unfunded plan designed to provide certain senior executives defined pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code. The Company also provides healthcare and life insurance benefits for certain groups of retirees through several plans. The benefits are at fixed amounts per retiree and are partially contributory by the retiree.

The following table provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and the funded status of the Company's U.S. qualified defined-benefit pension (valuation dates June 26, 2004 and July 1, 2003), non-qualified defined-benefit pension, and postretirement benefit plans with the amounts recognized in the Company's consolidated balance sheets at September 25, 2004 and September 27, 2003:

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

	Pension Benefits			Other Benefits
		Predecessor I			Predecessor I
	September 25, 2004	June 27, 2004	September 27, 2003	September 25, 2004	June 27, 2004	September 27, 2003
Change in projected benefit obligation
Benefit obligation at beginning of period	$99,667	$89,213	$85,851	$2,602	$2,395	$2,400
Service cost	629	1,730	2,469	6	19	23
Interest cost	1,512	4,391	6,044	37	116	165
Curtailment, purchase accounting	6,825	—	—	—	—	—
Curtailment	—	—	(782)	—	—	—
Assumption changes	—	5,192	4,600	—	124	(11)
Amendments	—	—	78
Actuarial (gain) loss	(2,141)	4,358	(3,772)	(145)	—	—
Benefits paid	—	(5,217)	(5,275)	(36)	(52)	(182)
Benefit obligation at end of period	$106,492	$99,667	$89,213	$2,464	$2,602	$2,395

Change in fair value of plan assets
Fair value at beginning of period	$104,719	$94,641	$97,491	$—	$—	$—
Actual return on plan assets	—	15,633	2,787	—	—	—
Employer contributions	—	23	144	36	52	182
Benefits paid	—	(5,217)	(5,275)	(36)	(52)	(155)
Plan expenses	—	(361)	(506)	—	—	(27)
Fair value at end of period	$104,719	$104,719	$94,641	$—	$—	$—

Funded status of plan
Plan assets in excess of (less than) projected benefit obligation	$(1,773)	$5,052	$5,428	$(2,464)	$(2,602)	$(2,395)
Unrecognized prior service cost	—	32	51	—	—	—
Unrecognized net (gain) loss	2,095	16,594	16,208	(145)	138	14
Net amount recognized	$322	$21,678	$21,687	$(2,609)	$(2,464)	$(2,381)
Amounts recognized in balance sheet consist of
Prepaid benefit cost	$599	$21,825	$21,763	$—	$—	$—
Accrued benefit liability	(277)	(258)	(153)	(2,609)	(2,464)	(2,381)
Intangible asset	—	32	51	—	—	—
Accumulated other comprehensive income	—	79	26	—	—	—
Net amount recognized	$322	$21,678	$21,687	$(2,609)	$(2,464)	$(2,381)

Prepaid pension assets of $247 as of September 25, 2004 consist of: pension asset (above) $599 and Ireland pension liability of $352. Prepaid pension assets of $22,803 as of June 27, 2004 consist of: pension asset (above) $21,825, intangible asset (above) $32 and Ireland pension asset of $946. Prepaid pension assets of $22,761 as of September 27, 2003 consist of: pension asset (above) $21,763, intangible asset (above) $51, and Ireland pension asset of $947.

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

The weighted-average assumptions used in determining the net periodic pension cost for the Company's defined benefit and retiree plans, covering employees in the United States are presented below.

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Discount rate	6.75%	7.25%	6.75%	7.25%
Rate of compensation increase	4.00%	4.50%	—	—
Expected return on assets	9.00%	9.00%	—	—

The weighted-average assumptions used in determining the plan obligations for the Company's defined benefit and retiree plans, covering employees in the United States, at the measurement dates of June 26, 2004 and July 1, 2003 are presented below.

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	3.50%	4.00%	—	—

The accumulated benefit obligation for the Company's U.S. defined benefit plans at the measurement dates were $94,461 at June 26, 2004 and $86,090 at July 1, 2003.

Amounts recognized in the income statement consist of:

	Pension Benefits		Other Benefits
	Period ended September 25, 2004	Period ended June 27, 2004	Period ended September 25, 2004	Period ended June 27, 2004
Service cost	$629	$2,091	$6	$19
Interest cost	1,512	4,391	37	116
Actual (return) on plan assets	—	(15,633)	—	—
Asset (loss) gain deferred	(2,148)	8,825	—	—
Amortization of prior service cost	—	19	—	—
Amortization of unrecognized loss	—	340	—	—
Net periodic benefit cost (credit)	$(7)	$33	$43	$135

	Pension Benefits		Other Benefits
	Fiscal year ended September 27, 2003	Period ended September 28, 2002	Fiscal year ended September 27, 2003	Period ended September 28, 2002
Service cost	$2,975	$2,315	$23	$22
Interest cost	6,044	3,923	165	120
Actual (return) loss on plan assets	(2,787)	2,655	—	—
Asset (loss) deferred	(6,329)	(9,100)	—	—
Amortization of prior service cost	26	—	—	—
Amortization of unrecognized loss	—	—	—	—
Net periodic benefit cost (credit)	$(71)	$(207)	$188	$142

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

The Company anticipates making contributions of $155 to its retiree plan during the fiscal year beginning on September 26, 2004. No contributions are anticipated to be made to the U.S. defined benefit pension plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid to participants in the U.S. pension and retiree plans:

	Pension Benefits	Postretirement Benefits
2005	$5,330	$168
2006	5,462	169
2007	5,626	169
2008	5,850	167
2009	6,009	165
Five year period beginning thereafter	33,352	872

The Company's Irish subsidiary administers a defined benefit pension plan. The following table provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and the funded status of this pension plan. The measurement date was June 26, 2004.

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

	Period ended September 25, 2004	Period ended June 27, 2004
Change in projected benefit obligation
Benefit obligation at beginning of period	$5,512	$4,643
Service cost	45	133
Interest cost	72	202
Assumption changes	—	191
Actuarial (gain) loss	50	(126)
Benefits paid	(167)	(72)
Effect of foreign currency	46	541
Benefit obligation at end of period	$5,558	$5,512

Change in fair value of plan assets
Fair value at beginning of period	$4,975	$4,085
Actual return on plan assets	133	366
Employer contributions	29	102
Plan participants' contributions	5	18
Benefits paid	(167)	(72)
Effect of foreign currency	42	476
Fair value at end of period	$5,017	$4,975

Funded status of plan
Plan assets (less than) projected benefit obligation	$(541)	$(537)
Unrecognized net loss	189	1,483
Net amount recognized	$(352)	$946

Amounts recognized in balance sheet consist of
Prepaid benefit cost	$—	$946
Accrued benefit liability	(352)	—
Net amount recognized	$(352)	$946

The pension plan had a projected benefit obligation of $4,643 and a fair value of plan assets of $4,085 at September 27, 2003.

The weighted-average assumptions used in determining the net periodic pension cost for the Irish pension plan for the period ended September 25, 2004 are presented below.

Discount rate	5.25%
Rate of compensation increase	3.75%
Expected return on assets	6.50%

The weighted-average assumptions used in determining the plan obligations for the Irish pension plan are listed below.

Discount rate	5.25%
Rate of compensation increase	3.75%

At the measurement date of June 26, 2004, the accumulated benefit obligation was $4,578.

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

Amounts recognized in the income statement consist of:

	Period ended September 25, 2004	Period ended June 27, 2004
Service cost	$39	$115
Interest cost	72	202
Actual (return) on plan assets	(133)	(365)
Asset gain deferred	53	144
Net periodic benefit cost	$31	$96

Net periodic pension cost for the fiscal year ended September 27, 2003 and the period ended September 28, 2002 was $130 and $69, respectively.

The Irish subsidiary anticipates making contributions of $136 to the plan during the year beginning on September 26, 2004.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid to plan participants:

2005	$96
2006	101
2007	114
2008	195
2009	249
Five year period beginning thereafter	1,753

The tables above set forth the historical components of net periodic pension cost and a reconciliation of the funded status of the pension and other postretirement benefit plans for the employees associated with the Company and are not necessarily indicative of the amounts to be recognized by the Company on a prospective basis.

The assets of the Ames True Temper, Inc. Pension Plan are invested and managed by Mellon Bank, which acts as both trustee and administrator. The Ames True Temper Benefits Committee meets quarterly to review current investment policy and to monitor Mellon Bank's fund performance. The assets of the plan are invested in a manner consistent with the Fiduciary Standards of the Employee Retirement Income Security Act of 1974. Investment strategy is based on a rolling time horizon of three to five years. The investment objective is to achieve the highest possible return commensurate with the assumed level of risk. Based on key characteristics such as work force growth, plan maturity, and assets vs. liabilities, a slightly conservative to normal risk portfolio asset mix structure has been adopted.

The asset allocations attributable to the Company's U.S. pension plan at June 26, 2004 and the target allocation of plan assets for the period beginning June 27, 2004, by asset category, are as follows (as permitted by SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits–an amendment of FASB Statements No. 87, 88, and 106, the Company has deferred reporting of this information for its Irish pension plan assets):

	Target Allocation June 27, 2004	Percentage of Assets June 26, 2004
Domestic equity securities	65%	66%
Fixed income securities	30%	29%
International equity securities	5%	5%

The Company has a defined contribution savings plan that covers substantially all of its eligible U.S. employees. The purpose of the plan is generally to provide additional financial security to employees

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

during retirement. Participants in the savings plan may elect to contribute, on a pre-tax basis, a certain percent of their annual earnings with the Company matching a portion of these contributions. Expense under the plan related to the Company's matching contribution was $121, $353, $479 and $325 for the periods ended September 25, 2004 and June 27, 2004,the fiscal year ended September 27, 2003 and the period ended September 28, 2002, respectively.

The Company's Canadian subsidiary, Garant Inc., operates a group-registered retirement savings plan. The Company matches 50% of nonunion employee contributions, up to 3% of an employee's base salary. The expense related to the plan for the Company for the periods ended September 25, 2004 and June 27, 2004, the fiscal year ended September 27, 2004 and the period ended September 28, 2002 was $21, $40, $66 and $74,respectively.

14.    Pension and Other Postretirement Benefits – Predecessor Company II

Predecessor Company II had four noncontributory defined benefit plans covering substantially all of its United States employees. The benefits under these plans were based primarily on years of credited service and compensation as defined under the respective plan provisions. Predecessor Company II's funding policy was to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such amounts as Predecessor Company II determined to be appropriate from time to time. Predecessor Company II also provided healthcare and life insurance benefits for certain groups of retirees through several plans. These plans were partially contributory by the retiree.

Predecessor Company II also sponsored defined contribution plans. Contributions relating to defined contribution plans were made based upon the respective plans' provisions.

The assumptions used for the Predecessor Company II's defined benefit plans during the period ended June 13, 2002 covering employees in the United States are presented below:

	Pension Benefits	Other Benefits
	2002	2002
Weighted-average assumptions:
Discount rate	7.50%	7.50%
Rate of compensation increase	4.50%	—
Expected return on assets	9.50%	—

Amounts recognized in the income statement consist of:

	Pension Benefits	Other Benefits
	2002	2002

Service cost	$3,500	$—
Interest cost	6,400	200
Actual (return) on plan assets	(17,500)	—
Amortization of prior service cost	900	—
Amortization of unrecognized transition assets	(100)	—
Curtailment	—	(200)
	$(6,800)	$—

15.    Stock-Based Compensation — Predecessor Company II

The Predecessor Company II did not have stock-based compensation plans separate from USI; however, the Predecessor Company II did participate in USI's stock-based compensation plans.

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

Consistent with USI, the Predecessor Company II accounted for participation in these plans in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.

Certain key employees of the Predecessor Company II participated in stock incentive plans of USI that provided for awards of restricted stock and options to purchase USI common stock at prices equal to the fair value of the underlying shares at the date of grant. Any options that were not vested as of the date of the sale of the Predecessor Company were forfeited. The Predecessor Company II has elected to not present any of the pro-forma net income disclosures under SFAS No. 123, Accounting for Stock-Based Compensation, as such amount would not differ materially from the Predecessor Company II's reported results of operations for the period ended January 13, 2002.

16.    Stockholders' Equity

On June 28, 2004, CHATT Holdings Inc. purchased 726,556 shares of Class A Common Stock, 124,859 warrants to purchase shares of Class A Common Stock, 267,448 shares of Class B Common Stock and 62,495 shares of Series A Preferred Stock, which constituted all of the outstanding securities of ATT Holding Co. There were no changes to the legal composition of these equity securities. The number of authorized shares of ATT Holding Co. remained unchanged as a result of the sale of the Company.

Series A Preferred Stock

The Company is authorized to issue 100,000 shares of Series A Preferred Stock at a par value of $0.0001. There were 62,495 shares issued and outstanding as of September 25, 2004 and September 27, 2003. Dividends on each share of the Series A Preferred Stock were accrued on a daily basis at the rate of 10% per annum of the Liquidation Value thereof plus all accumulated and unpaid dividends thereon from and including the date of issuance of such share to and including the first to occur of (i) the date on which the Liquidation Value of such share (plus all accrued and unpaid dividends thereon) is paid to the holder thereof in connection with the liquidation of the Company or the redemption of such share by the Company or (ii) the date on which such share is otherwise acquired by the Company. Predecessor Company I had $11,203 accumulated and unpaid dividends as of September 27, 2003. Predecessor Company I had $16,925 accumulated and unpaid dividends as of June 27, 2004, which were paid out on June 28, 2004, the day of sale. The Company had $1,577 accumulated and unpaid dividends as of September 25, 2004.

Upon any liquidation, dissolution or winding up of the Company, each holder of Series A Preferred Stock shall be entitled to be paid, before any distribution or payment is made upon any Junior Securities, an amount in cash equal to the aggregate Liquidation Value of all shares held by such holder plus all accrued and unpaid dividends thereon, and the holders of Series A Preferred Stock shall not be entitled to any further payment. The aggregate Liquidation Preference was $62,495 as of September 27, 2003 and June 27, 2004, which was paid to shareholders on June 28, 2004, the day of sale. The aggregate Liquidation Preference was $62,495 as of September 25, 2004, which excludes any accumulated dividends. The Series A Preferred Stock has no voting rights.

Class A and B Common Stock

The Company is authorized to issue 1,600,000 shares of Class A Common Stock at a par value of $0.0001. There were 726,556 and 726,706 shares issued and outstanding as of September 25, 2004 and September 27, 2003, respectively.

The Company is authorized to issue 300,000 shares of Class B Common Stock at a par value of $0.0001. There were 267,448 shares issued and outstanding as of September 25, 2004 and September 27, 2003.

Class A Common Stock and Class B Common Stock shall be entitled to one vote for each share. With respect to the election of the Board of Directors, the holders of shares of Class B Common Stock shall

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

have that number of votes equal to the lesser of (i) the number of shares outstanding or (ii) 29.99% of the voting power of the Company. With respect to the election of the Board of Directors, the holders of shares of Common Stock excluding Class B Common Stock shall have the number of votes equal to the greater of (i) the number of shares outstanding or (ii) 70.01% of the voting power of the Company.

Warrants

In conjunction with the issuance of the $47,000 Senior Subordinated Notes on January 14, 2002, Predecessor Company I issued warrants to purchase 124,859 shares of Class A Common Stock at a price equal to $.01 per share. The warrants were exercisable at any time prior to January 13, 2010. In connection with the sale of the Predecessor Company I, CHATT Holdings Inc. purchased the warrants to purchase Class A Common Stock on June 28, 2004. These warrants were outstanding at September 25, 2004.

17.    Segment Information

The Company's operations are classified into one business segment. These operations are conducted primarily in the United States, and to a lesser extent, in Canada and Ireland. The following table presents certain data by geographic areas:

	Identifiable Assets	Net Sales	Earnings Before Income Taxes
Period ended September 25, 2004
United States	$410,801	$71,054	$(12,981)
Europe	6,432	1,833	1
Canada	66,004	10,157	122
Total	$483,237	$83,044	$(12,858)

	Identifiable Assets	Net Sales	Earnings Before Income Taxes
Predecessor I

Period ended June 27, 2004
United States	$251,205	$307,465	$27,482
Europe	5,919	5,405	347
Canada	22,787	42,573	5,480
Total	$279,911	$355,443	$33,309

Fiscal year ended September 27, 2003
United States	$200,317	$360,213	$20,991
Europe	5,200	6,741	785
Canada	22,564	40,472	5,284
Total	$228,081	$407,426	$27,060

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

18.    Other (Income) Expense

Other (income) expense consists of the following:

		Predecessor Company I			Predecessor Company Ii
	Period ended September 25, 2004	Period ended June 27, 2004	Fiscal year ended September 27, 2003	Period ended September 28, 2002	Period ended January 13, 2002
Foreign exchange (gain) loss	$(82)	$71	$(935)	$—	$—
Anti-dumping duties	—	—	(74)	—	(2,400)
Other	46	128	(56)	(131)	—
Total	$(36)	$199	$(1,065)	$(131)	$(2,400)

19.    Related Party Transactions

The Company entered into a management agreement with Castle Harlan, Inc., an affiliate of a shareholder, to provide business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Company. The Company paid $3,186 at the closing of the acquisition in connection with one time transaction services in connection with the acquisition. During the period ended September 25, 2004, the Company recorded expenses of $362 for the annual management fee, which is payable in arrears in accordance with the management agreement.

Wind Point Partners, a shareholder, provided certain management services to Predecessor Company I. The related agreement provided for annual fees of $800 plus expenses. Fees incurred for the period ended June 27, 2004, the fiscal year ended September 27, 2003 and the period ended September 28, 2002 were $606, $819 and $586, respectively.

20.    Commitments and Contingencies

The Company is involved in lawsuits and claims, including certain environmental matters, arising out of the normal course of its business. In the opinion of management, the ultimate amount of liability, if any, under pending litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

The Company has future minimum purchase obligations and royalty payments under a certain supply contract associated with its operations. The future minimum purchases under this contract as of September 25, 2004 are as follows: $889 for 2005; $1,392 for 2006; $1,772 for 2007 and $1,704 for 2008.

21.    Special Charges

During the period ended June 27, 2004, the Company incurred non-capitalizable transaction expenses of $799 related to the sale of the Company. The Company incurred $797 in medical expenses during the fiscal year ended September 27, 2003, as a result of an insurance company's refusal to provide stop loss coverage.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B.    OTHER INFORMATION

None

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our board of directors, the board of directors of our parent, the board of directors of the buyer and the board of directors of the buyer parent. In addition, the table sets forth information regarding our executive officers and certain of our other senior officers. Richard Dell is the sole member of our and our parent's board of directors.

Executive Officer	Age	Position
Richard Dell	58	President and Chief Executive Officer; Member of our board of directors, the board of directors of our parent, the board of directors of the buyer and the board of directors of the buyer parent
Duane Greenly	54	Chief Operating Officer
Judy Schuchart	38	Vice President, Finance and Chief Financial Officer
George Reed, Jr.	50	Vice President, Marketing
Joseph Wersosky	46	Vice President, National Sales
Christopher Frew	39	Vice President, Wholesale, Industrial and International Sales
Jean Gaudreault	48	President and General Manager, Garant (Canada)
Chris Ebling	53	Vice President, Human Resources
Jenny Chih-I Chang	45	Managing Director, Global Sourcing
David Avery	45	Vice President, Manufacturing
William Kley	57	Director of Materials
Christopher Kline	35	Director Information Technology
John K. Castle	64	Member of the board of directors of the buyer parent
Justin B. Wender	35	Member of the board of directors of the buyer parent
William M. Pruellage	31	Member of the board of directors of the buyer parent
John E. Morningstar	28	Member of the board of directors of the buyer parent
Robert Elman	65	Member of the board of directors of the buyer parent
Edward LeBlanc	58	Member of the board of directors of the buyer parent
Kenneth Roman	73	Member of the board of directors of the buyer parent

Richard Dell has been our President and Chief Executive Officer and a member of our board of directors since acquiring us, in partnership with Duane Greenly and Wind Point Partners, in January 2002 and he has been a member of the board of directors of the buyer parent since June 1, 2004. Prior to his employment by our company, he served 27 years with Newell Rubbermaid where he began in Sales and Marketing and became President of two different divisions. Prior to leaving Newell Rubbermaid, Mr. Dell was Group President. Mr. Dell serves on the board of directors of Gander Mountain Company.

Duane Greenly has been our Chief Operating Officer since acquiring us, in partnership with Richard Dell and Wind Point Partners, in January 2002. From 1998 through 2001, Mr. Greenly was President and CEO of Barry Controls, which served the retail, industrial, and OEM markets. From 1996 through 1998, he was President of Morgan Manufacturing. Mr. Greenly has held numerous positions with Newell Rubbermaid, and was most recently Business Manager — Window Hardware. Mr. Greenly also held engineering, product development, and operational roles with BF Goodrich and Milliken Textiles.

Judy Schuchart is our Vice President, Finance and Chief Financial Officer. Ms. Schuchart joined True Temper Hardware in 1996, before the merger with Ames, as Controller. Since that merger, she has served as our Chief Financial Officer. Ms. Schuchart held various financial reporting, budgeting, and treasury positions with Sprint from 1991 through 1996. From 1988 through 1991, Ms. Schuchart served in a public accounting position with KPMG Peat Marwick. Ms. Schuchart is a licensed CPA in Pennsylvania.

George Reed, Jr. has been our Vice President, Marketing since 2003. Prior to joining us, Mr. Reed spent 12 years at Newell Rubbermaid in various sales and marketing roles. Most recently, he spent four years at Amerock/Bulldog where he was Vice President of Sales and Marketing. Before joining Newell Rubbermaid, Mr. Reed spent 13 years with Warner Electric/Dana Corporation in various sales, marketing, product development, and engineering management positions.

Joseph Wersosky has been our Vice President, National Sales since 1999. Mr. Wersosky joined Garant in 1986, before it was purchased by Ames in 1991. During his time with us, he has served as Director of Sales — The Home Depot and General Sales Manager for the Southern Region.

Christopher Frew is the Vice President, Wholesale, Industrial and International Sales. Mr. Frew joined True Temper in 1995 as a Sales Manager, and has served with us as a Director of Sales, Sales Manager in the Northeast, and International Sales Manager.

Jean Gaudreault has been the President and General Manager of Garant Canada since 1996. From 1991 to 1996, Mr. Gaudreault was part owner of Venmar Ventilation where he held the position of Vice President, Sales & Marketing until the company was sold. From 1980 to 1991, Mr. Gaudreault served in various positions with Denco Canada, including the last two years with Denco SA in France, where he held the position of General Manger, responsible for the restructuring of operations in France.

Chris Ebling has been our Vice President, Human Resources since the merger of Ames and True Temper in 2001. Mr. Ebling joined True Temper in 1986 in the role of Employee Relations Representative and progressed through several roles before becoming Vice President of Human Resources in 1992. Prior to joining True Temper, Mr. Ebling served in various human resource positions with Pullman Standard, Capital Products and Donlee Industries.

Jenny Chih-I Chang has been our Managing Director, Global Sourcing since March 2002. Before joining our team, Ms. Chang worked 16 years for Newell Rubbermaid in a number of roles and in 1990 became General Manager of Newell Rubbermaid's Buying Services.

David Avery has been our Vice President, Manufacturing since 2002. Mr. Avery joined True Temper Hardware in 1994 as plant manager of the Camp Hill facility. Mr. Avery moved up in the organization taking on successively larger roles including Director of Manufacturing and, after the merger, Vice President of Operations for the entire corporation. Prior to joining us, Mr. Avery served with Frito-Lay from 1981 to 1992 and Huffy Bicycle from 1992 to 1993.

William Kley has been the Director of Materials since 2003. From 2000 to 2002, Mr. Kley was Director of Global Supply Chain Management for Southco. Mr. Kley served as Vice President of Logistics for the Kendall Division of Tyco International from 1995 to 1999. From 1993 to 1994, he served as Director of Materials Management for Sara Lee's Aris Isotoner Division and from 1986 to 1993 was Director of Logistics for Philips Electronics' Lighting Division. Mr. Kley started his career in manufacturing and distribution with Johnson & Johnson.

Christopher Kline became our Director of Information Technology in 2001. Mr. Kline joined the True Temper Application Development team in 1995, and performed various Information Technology related job functions prior to becoming Director of Information Technology. From 1992 to 1995, Mr. Kline served with Perdue Farms and from 1990 to 1992 with IBM in several business application development and support roles.

John K. Castle is a member of the board of the directors of the buyer parent. Mr. Castle is Chairman and Chief Executive Officer of Castle Harlan. Prior to forming Castle Harlan in 1987, Mr. Castle was President and Chief Executive Officer of Donaldson, Lufkin & Jenrette, Inc., one of the nation's leading investment banking firms. At that time, he also served as a director of the Equitable Life Assurance Society of the U.S. Mr. Castle is a board member of Adobe Air Holdings, Inc., Advanced Accessory Systems, LLC, Wilshire Restaurant Group, Inc., Morton's Restaurant Group, Inc., Horizon Lines, LLC and various private equity companies. Mr. Castle has also been elected to serve as a Life Member of the Massachusetts Institute of Technology. He has served for twenty-two years as a trustee of New York Medical College, including eleven of those years as Chairman of the Board. He is a member of the Board of the Whitehead Institute for Biomedical Research, and was Founding Chairman of the Whitehead Board of Associates. He is also a member of The New York Presbyterian Hospital Board of Trustees and Chairman of the Columbia-Presbyterian Health Sciences Advisory Council. Mr. Castle received his bachelor's degree from the Massachusetts Institute of Technology, his MBA as a Baker Scholar with High Distinction from Harvard, and two Honorary Doctorate degrees of Humane Letters.

Justin B. Wender is a member of the board of directors of the buyer parent. Mr. Wender is a Managing Director of Castle Harlan, Inc. Prior to joining Castle Harlan, Inc. in 1993, Mr. Wender worked in the Corporate Finance Group of Merrill Lynch & Co., where he assisted clients with a variety of corporate finance matters. He is a board member of Charlie Brown's Acquisition Corp., McCormick & Schmick Management Group and Morton's Restaurant Group, Inc. Previously, Mr. Wender was a board member of Statia Terminals Group, N.V., Land N' Sea Distributing, Inc., MAG Aerospace Industries, Inc. and US Synthetic Corporation. In addition, he currently serves as chair of the International Center for the Disabled and is a Trustee of Carleton College. Mr. Wender is a Cum Laude graduate of Carleton College and earned an MBA from the Wharton School at the University of Pennsylvania.

William M. Pruellage is a member of the board of directors of the buyer parent. Mr. Pruellage is a Managing Director of Castle Harlan, Inc. Mr. Pruellage is also a board member of Universal Compression, Inc., Advanced Accessory Systems, LLC and Wilshire Restaurant Group, Inc. Prior to joining Castle Harlan in July 1997, Mr. Pruellage worked in the Mergers & Acquisitions group of Merrill Lynch & Co., where he assisted clients in strategic planning and corporate mergers. Mr. Pruellage is a Summa Cum Laude graduate of Georgetown University.

John Morningstar is a member of the board of directors of the buyer parent. Mr. Morningstar is a Vice President of Castle Harlan, Inc. Mr. Morningstar is also a board member of Associated Packaging Technologies, Inc. Prior to joining Castle Harlan in July 2000, Mr. Morningstar worked in the Retail Investment Banking department of Merrill Lynch & Co., where he assisted clients with corporate finance matters and strategic mergers. Mr. Morningstar graduated from the University of Virginia with a major in Finance.

Robert Elman is a member of the board of directors of the buyer parent. Mr. Elman served as Chairman and Chief Executive Officer of DESA International from its formation in 1985 until his retirement in 1999. Mr. Elman, in a leveraged buyout, co-founded DESA Industries in 1969. In 1975, AMCA International acquired DESA Industries and he became a Senior Group Vice President responsible for the Consumer, Automotive products, Aerospace and Food Packaging Divisions. Prior to joining DESA, Mr. Elman worked with ITT corp. and Singer Company in various management positions in the United States and Europe. He received his Bachelor's Degree in Mechanical Engineering from Rensselaer Polytechnic Institute and his M.B.A. from Harvard Business School.

Edward LeBlanc is a member of the board of directors of the buyer parent. Mr. LeBlanc has been President, Residential and Commercial Division of Kidde, Inc. since 2000. Mr. LeBlanc served as President and CEO of Regent Lighting Corporation from 1997 until 2000. Prior to joining Regent, Mr. LeBlanc held a number of positions with Macklanburg-Duncan over a 16-year period including President and Chief Operating Officer.

Kenneth Roman is a member of the board of directors of the buyer parent. Mr. Roman was Executive Vice President of American Express from 1989 to 1991. Mr. Roman spent 26 years with Ogilvy & Mather Worldwide (and its parent, The Ogilvy Group). Mr. Roman was Chairman and Chief Executive Officer

of The Ogilvy Group from 1988 to 1989, Chairman of Ogilvy & Mather Worldwide from 1985 to 1989. Mr. Roman has served on a dozen corporate boards – including Compaq Computer, Brunswick Corp. and Gartner Inc.

Audit Committee Financial Expert

The audit committee of CHATT Holding LLC, the buyer parent of ATT Holding Co., which we refer to as the Audit Committee, effectively functions as our audit committee. The Audit Committee consists of Edward LeBlanc (Chairman), Robert Elman and John Morningstar. The Audit Committee of CHATT Holding LLC has determined that Mr. LeBlanc is considered an "audit committee financial expert", as defined in Section 401 (h) of Regulation S-K. The Audit Committee has not determined that Mr. LeBlanc qualifies as "independent" as defined in the listing standards of the New York Stock Exchange.

Code of Ethics

The Audit Committee of CHATT Holdings LLC, the buyer parent of ATT Holding Co. has adopted a "code of ethics" applicable to Ames True Temper, Inc. and its affiliates. The Audit Committee has established a hotline where, on a confidential basis, anyone with concerns involving internal controls, accounting or auditing matters, can contact a third-party law firm without screening or review by management. A copy of the code of ethics is included as exhibit 14 to this Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation for the last three fiscal years awarded to, earned by or paid to our chief executive officer and our other four most highly compensated executive officers at the end of fiscal 2004:

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	All Other Compensation ($)
Richard Dell	2004	448,053	223,961	—	—
President and Chief Executive Officer	2003	432,471	145,606	—	—
	2002	298,846	197,233	—	—

Duane Greenly	2004	240,759	166,610	—	—
Chief Operating Officer	2003	231,681	78,003	—	—
	2002	160,096	105,661	—	—

Judy Schuchart	2004	177,936	239,229	—	—
Vice President, Finance and	2003	169,899	57,202	—	—
Chief Financial Officer	2002	152,313	100,524	—	—

George Reed, Jr.(1)	2004	180,152	34,221	—	—
Vice President, Marketing	2003	94,231	16,962	—	—
	2002			—	—

Joseph Wersosky	2004	161,876	37,663	—	—
Vice President, National Sales	2003	157,301	28,316	—	—
	2002	138,662	51,766	—	—

(1)	Mr. Reed joined our company in March 2003.

Compensation of Directors

Board members who are not employees of Ames True Temper or Castle Harlan receive an annual retainer of $35,000. All members of our and our parents' boards of directors will be reimbursed for actual expenses incurred in connection with attendance at meetings of the respective boards on which they serve and of committees thereof.

Compensation Committee Interlocks and Insider Participation

Other than Messrs. Castle, Wender, Pruellage and Morningstar, there are no compensation committee interlocks (i.e., no executive officer of either the issuer or our parent serves as a member of the board or the compensation committee of another entity which has an executive officer serving on the board of either the issuer or our parent or on the compensation committee thereof).

Employment Agreements

We have employment agreements with Richard Dell, Duane Greenly, Judy Schuchart, George T. Reed and Joseph Wersosky. The term of each executive's agreement is three years and will be automatically renewed for consecutive one-year periods, unless within 60 days prior to the expiration of the employment term, either party to the agreement provides notice of its election to terminate the agreement. Mr. Dell's annual base salary is $449,904, Mr. Greenly's is $241,020, Ms. Schuchart's is $180,180, Mr. Reed's is $180,250, and Mr. Wersosky's is $158,100. Their agreements provide that their base salary is subject to increase from time to time, solely at our discretion. During the employment period, each executive is eligible to receive a cash bonus based on the achievement of budgeted performance goals, as well as additional bonuses based on the achievement of performance goals and objectives approved by the buyer parent's board of directors. Each executive is eligible to receive employee benefits comparable to the benefits provided to our other senior executive officers and to the benefits provided to him or her immediately prior to the date of his or her agreement and will be reimbursed by us for any business expenses reasonably incurred.

With respect to each of the executives, in the event of a termination of employment by reason of death or "permanent disability," as defined in the agreements, by us for "due cause," as defined in the agreements, or by the executive voluntarily, we will have no further obligation to the executive (or the executive's estate) except for salary and benefits accrued through the termination date. In the case of a termination based on permanent disability, the executive will also be entitled to any benefits provided under our disability insurance policy. If the executive is terminated by us without due cause or if he or she terminates employment for good reason," as defined in the agreements for the period specified in the applicable executive's employment agreement, then the executive will be entitled to receive as severance pay his or her base salary and benefits for the period specified in the applicable executive's employment agreement, payable at our regular payroll intervals. If the executive obtains employment at any time during the severance period, our severance obligations will be reduced by the amount of compensation or benefits received by the executive under his or her new employment arrangement. For two years after the termination of employment, each executive will be subject to a non-competition and non-solicitation restriction.

Employment Plans

Retirement Plans

Effective January 14, 2002, we established the Ames True Temper, Inc. Pension Plan and Trust which we refer to as the pension plan. Assets necessary to fund the pension plan were transferred from the Lawn and Garden Pension Plan, formerly known as the USI Group Pension Plan, which we refer to as the lawn and garden plan, the Predecessor Company II plan in which our employees participated. Accumulated years of benefit service under the lawn and garden plan are included in the benefit formula of the pension plan, which generally covers employees who have completed either one year of service or one hour of service, depending upon his or her location of employment.

Subject to certain exceptions, most hourly employees will receive a pension at normal retirement age (which is generally the later of age 65 and the completion of five years of service) equal to the product of his or her years of benefit service and the applicable multiplier, subject to offset in certain instances for payments that are required by law (other than social security payments). The applicable multiplier is generally between $11.00 and $37.50, but will vary depending upon, among other things, the employee's work location, years of benefit service and the date the employee last worked for the company. Eligible salaried employees and certain other hourly employees are entitled to a pension at the normal retirement age of 65 equal to 1.20% of average monthly compensation, as defined below, up to the social security integration level times years of benefit service, plus 1.85% of average monthly compensation, in excess of the social security integration level times years of benefit service, up to a total of 30 years of benefit service. "Average monthly compensation" is the highest average monthly salary received in any 60 consecutive months in the last 120 months. "Compensation" includes all wages paid by us, including bonuses, severance pay up to six months, before-tax contributions made to the Ames True Temper, Inc. Retirement Savings and Investment Plan and salary reduction contributions to any Section 125 Plan, but excludes income realized under any incentive plan or stock option plan, severance pay in excess of six months, welfare benefits, accrued vacation for periods in excess of one year, moving expenses, taxable fringe benefits, reimbursements and other expense allowances and deferred compensation. This compensation is comparable to the "Annual Compensation" shown in the Summary Compensation Table. After completing five years of service, an employee whose employment with the participating company has terminated is entitled to a benefit, as of the employee's normal retirement date, equal to the benefit earned to the date of termination of employment, or an actuarially reduced benefit commencing at any time after age 55 or 60, depending upon the employee's work location, if the participant is eligible for early retirement under the pension plan. Certain death benefits are available to eligible surviving spouses of participants.

Since various laws and regulations set limits on the amounts allocable to a participant under the pension plan, we have established the Ames True Temper, Inc. Supplemental Executive Retirement Plan, or SERP. The SERP provides retirement benefits on an unfunded basis to Messrs. Dell, Greenly, and Reed (whose benefits under the pension plan would be restricted by the limits) upon retirement from our company of an amount equal to the difference between the annual retirement benefits permitted under the pension plan and the amount that would have been paid if the limitations imposed were at a level stated in the SERP rather than the laws and regulations. The limits in the SERP are different for each participant. Benefits under the SERP generally become 100% vested after five years of service, at early retirement, at normal retirement, upon death, upon disability or upon a "change in control", as defined in the SERP.

The amounts set forth in the table are the amounts which would be paid to salaried employees pursuant to the pension plan and the SERP (for a participant with no additional limits in the SERP) at a participant's normal retirement age assuming the indicated average annual compensation and the indicated years of benefit service and assuming that the straight life annuity form of benefit will be elected and that SERP benefits will be paid in the form of an annuity.

	Years of Service
Salary	15 Years	20 Years	25 Years	30 Years	35 Years	40 Years
$125,000	$30,401	$40,534	$50,668	$60,801	$60,801	$60,801
$150,000	$37,338	$49,784	$62,230	$74,676	$74,676	$74,676
$175,000	$44,276	$59,034	$73,793	$88,551	$88,551	$88,551
$200,000	$51,213	$68,284	$85,355	$102,426	$102,426	$102,426
$225,000	$58,151	$77,534	$96,918	$116,301	$116,301	$116,301
$250,000	$65,088	$86,784	$108,480	$130,176	$130,176	$130,176
$300,000	$78,963	$105,284	$131,605	$157,926	$157,926	$157,926
$350,000	$92,838	$123,784	$154,730	$185,676	$185,676	$185,676
$400,000	$106,713	$142,284	$177,855	$213,426	$213,426	$213,426
$450,000	$120,588	$160,784	$200,980	$241,176	$241,176	$241,176
$500,000	$134,463	$179,284	$224,105	$268,926	$268,926	$268,926
$550,000	$148,338	$197,784	$247,230	$296,676	$296,676	$296,676

(1)	At September 25, 2004, Messrs. Dell, Greenly, Reed, and Wersosky and Ms. Schuchart had 2.75, 2.75, 1.58, 5.00, and 8.50 years of benefit service, respectively

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of our issued and outstanding capital stock is held by our parent. Our parent's capitalization consists of 1,600,000 shares of Class A Common Stock, $.0001 par value per share, 300,000 shares of Class B Common Stock, $.0001 par value per share, and 100,000 shares of Series A Preferred Stock, $.0001 par value per share. Our parent (ATT Holding Co.) is a direct wholly owned subsidiary of buyer (CHATT Holdings, Inc.), and buyer is a direct wholly owned subsidiary of buyer parent (CHATT Holdings LLC) and approximately 87% and 13%, respectively, of the equity interests of buyer parent are owned by CHAMES Holdings I LLC and its affiliates (an affiliate of Castle Harlan), and certain members of management.

The following table sets forth information with respect to the beneficial ownership of buyer parent's equity interests by:

•	each person who is known by us to beneficially own 5% or more of buyer parent's outstanding equity;

•	each member of buyer parent's board of directors;

•	each of our executive officers named in the table under "Management—Summary Compensation Table"; and

•	all members of buyer parent's board of directors and our executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Accordingly, the following table does not reflect certain Class B management incentive units of buyer parent that are subject to vesting. To our knowledge, each of the holders of units of ownership interests listed below has sole voting and investment power as to the units owned unless otherwise noted. The holders of Class A units will not ordinarily have the right to vote on matters to be voted on by unitholders. Holders of Class A and Class B units will also have different rights with respect to distributions.

Name and Address of Beneficial Owner	Number of Class A Units	Percentage of Total Class A Units (%)	Number of Class B Units	Percentage of Total Class B Units (%)
CHAMES Holdings I LLC (1)(2)	965,064	87.35%	965,064	87.35%
John K. Castle(1)(3)	965,064	87.35%	965,064	87.35%
Richard Dell(1)	60,398	5.47%	60,398	5.47%
Duane Greenly(1)	22,706	2.06%	22,706	2.06%
Judy Schuchart(1)	11,352	1.03%	11,352	1.03%
George Reed, Jr.(1)	5,282	*	5,282	*
Joseph Wersosky(1)	9,068	*	9,068	*
Justin B. Wender(1)	0	*	0	*
William M. Pruellage(1)	0	*	0	*
John Morningstar(1)	0	*	0	*
All directors and executive officers as a group (including those listed above)	1,104,870	100.00%	1,104,870	100.00%

*	Denotes beneficial ownership of less than 1% of the class of units.

(1)	The address for CHP IV and Messrs. Castle, Morningstar, Pruellage and Wender is c/o Castle Harlan, Inc., 150 East 58th Street, New York, New York 10155. The address for Mr. Dell and our other executive officers named in the table is 465 Railroad Avenue, Camp Hill, Pennsylvania 17011.

(2)	CHP IV is the direct parent of CHAMES Holdings I LLC and includes units of ownership interests held by related entities and persons, all of which may be deemed to be beneficially owned by CHP IV. CHP IV disclaims beneficial ownership of these units.

(3)	John K. Castle, a member of buyer parent's board of directors, is the controlling stockholder of Castle Harlan Partners IV, G.P., Inc., the general partner of the general partner of CHP IV, the direct parent of the buyer parent, and as such may be deemed a beneficial owner of the units of the buyer parent owned by CHP IV and its affiliates. Mr. Castle disclaims beneficial ownership of all units in excess of his proportionate partnership share of CHP IV.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement

On June 28, 2004, at the closing of the acquisition, we entered into a management agreement with Castle Harlan, Inc., as manager, under which Castle Harlan will provide business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the buyer parent, the buyer, our parent and us. As compensation for those services, we will pay to Castle Harlan (1) for services rendered during the first year of the term of the agreement, a management fee equal to 1.5% of the aggregate equity contributions made upon closing of the acquisition by CHP IV and its affiliates (including their limited partners), payable on June 28, 2005, (2) for services rendered during the second year of the term of the agreement, a management fee equal to 1.5% of the aggregate equity contributions made on June 28, 2004 by CHP IV and its affiliates (including their limited partners), payable quarterly in advance and (3) for services rendered after the second full year of the agreement, an annual management fee equal to 3.0% of the aggregate equity contributions made on June 28, 2004 by CHP IV and its affiliates (including their limited partners), payable quarterly in advance. Under the management agreement, we will also pay Castle Harlan, for services rendered in connection with the transactions, a one-time transaction fee, payable on June 28, 2004, equal to 3% of the aggregate equity contributions made on June 28, 2004 by CHP IV and its affiliates (including their limited partners). In addition, if at any time after the closing of the acquisition, CHP IV or its affiliates (including their limited partners) make any additional equity contributions to any of us, our parent, the buyer or the buyer parent, we will pay Castle Harlan an annual management fee equal to 3% of each such equity contribution. We will also pay or reimburse Castle Harlan for all out-of-pocket fees and expenses incurred by Castle Harlan and any advisors, consultants, legal counsel and other professionals engaged by Castle Harlan to assist in the provision of services under the management agreement.

The management agreement is for an initial term expiring December 31, 2011 and is subject to renewal for consecutive one-year terms unless terminated by Castle Harlan or us upon 90 days' notice prior to the expiration of the initial term or any annual renewal. We also indemnify the manager, its officers, directors and affiliates from any losses or claims suffered by them as a result of services they provide us. Payment of management fees will be subject to restrictions contained in our senior credit facility.

Management Equity

In connection with the acquisition, certain members of management, including our executive officers, made an equity investment in the aggregate amount of approximately $14.0 million in buyer parent, through the exchange of shares of our parent's capital stock held by management and, in a few cases, certain members of management that did not hold equity in our parent purchased an equity interest in buyer parent for cash. See Item 11, "Executive Compensation" for a breakdown of equity.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors appointed the firm of Ernst & Young LLP, independent registered public accounting firm ("E&Y"), to audit our books, records and accounts for the fiscal year ended September 25, 2004.

The Audit Committee preapproves all services rendered by E&Y to us and approves all fees paid to E&Y. The Audit Committee requires that management obtain the prior approval of the Audit Committee for all audit and permissible non-audit services to be provided by E&Y. The Audit Committee considers and approves anticipated audit and permissible non-audit services to be provided by E&Y during the year and estimated fees. The Audit Committee will not approve non-audit engagements that would violate rules of the Securities and Exchange Commission or impair the independence of E&Y.

For the fiscal years ended September 25, 2004 and September 27, 2003, E&Y was paid the following fees for services provided us:

	Fiscal 2004	Fiscal 2003
Audit Fees (1)	$890,705	$142,262
Audit-Related Fees	60,854	22,000
Tax Fees (2)	37,097	331,271
All Other Fees	—	—

(1)	Includes fees for professional services performed by E&Y for the audit of our annual financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements. During fiscal 2004, E&Y provided certain services in connection with our acquisition by affiliates of Castle Harlan which include the following: (1) audits of prior periods, (2) audits of companies acquired by Predecessor Company I, (3) comfort letters in connection with our senior subordinated notes offering and (4) registration statements associated with the aforementioned notes.

(2)	For fiscal 2003 and fiscal 2004, tax fees consist principally of fees related to tax consulting and compliance.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this Form 10-K:

1.    Financial Statements:

A list of the Consolidated Financial Statements, related notes and Report of Independent Accountants is set forth in Item 8 of this report on Form 10-K.

2.    Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, are not material, or the information called for thereby is otherwise included in the financial statements and, therefore, have been omitted.

3.    Index to Exhibits:

Each management contract or compensatory plan or arrangement filed as an exhibit to this report is identified in this index to exhibits with a "+" sign following the exhibit number.

Exhibit Number	Description
3.1	Certificate of Incorporation of Ames True Temper, Inc.	A
3.2	By-laws of Ames True Temper, Inc.	A
3.3	Certificate of Incorporation of ATT Holding Co.	A
3.4	By-laws of ATT Holding Co.	A
4.1	Indenture dated as of June 28, 2004 among Ames True Temper, Inc., as Issuer, ATT Holding Co. as Guarantor and The Bank of New York, as Trustee	A
4.2	Form of 10% Senior Subordinated Notes due 2012 (included in Exhibit 4.1)	A
4.3	Registration Rights Agreement, dated June 28, 2004, among Ames True Temper, Inc., ATT Holding Co. and the Initial Purchasers	A
10.1	Stock Purchase Agreement, dated as of June 21, 2004, by and among ATT Holding Co., the Warrantholders of ATT Holding Co., Windpoint Investors V, L.P., as Sellers' Representative, CHATT Holdings LLC, as Buyer Parent, and CHAAT Holdings Inc., as Buyer.	B
10.2	Credit Agreement, dated as of June 28, 2004, by and among Ames True Temper, Inc., ATT Holding Co., the lenders from time to time party thereto (each a "Lender" and collectively, the "Lenders"), Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, General Electric Capital Corporation, as Documentation Agent, Wachovia Bank, National Association, as Syndication Agent and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager	B
10.3	Security Agreement, dated as of June 28, 2004, made by Ames True Temper, Inc., the other persons listed on the signature pages thereof to Bank of America, N.A., as Collateral Agent	B

Exhibit Number	Description
10.4	Intellectual Property Security Agreement, dated June 28, 2004, made by the persons listed on the signature pages thereof in favor of Bank of America, N.A., as Collateral Agent	B
10.5	Subsidiary Guaranty, dated as of June 28, 2004, made by the persons listed on the signature pages thereof under the caption "Subsidiary Guarantor" in favor of the Secured Parties	B
10.6	Charge of Shares in respect of the shares of True Temper Limited made on June 28, 2004 between Ames True Temper, Inc. and Bank of America, N.A., as security trustee	B
10.7+	Amended and Restated Employment Agreement, dated June 28, 2004, between Ames True Temper, Inc. and Richard C. Dell	B
10.8+	Amended and Restated Employment Agreement, dated June 28, 2004, between Ames True Temper, Inc. and Judy A. Schuchart	B
10.9+	Amended and Restated Employment Agreement, dated June 28, 2004, between Ames True Temper, Inc. and Duane R. Greenly	B
10.10+	Amended and Restated Employment Agreement, dated June 28, 2004, between Ames True Temper, Inc. and George Reed, Jr.	B
10.11+	Amended and Restated Employment Agreement, dated June 28, 2004, between Ames True Temper, Inc. and Joseph Wersosky	B
10.12	Management Agreement, dated June 28, 2004, by and among Castle Harlan, Inc., ATT Holding Co., Ames True Temper, Inc. and CHATT Holdings Inc.	B
12.1*	Statement Regarding Computation of Ratios
14.1*	Code of Ethics
21.1	List of subsidiaries of the Company	A
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002
*	Filed herewith
(A)	Previously filed as an exhibit to the Registrants' Registration Statement on Form S-4 (Reg. No. 333-118086) filed with the SEC on August 10, 2004.
(B)	Previously filed as an exhibit to Amendment No. 1 to the Registrants' Registration Statement on Form S-4 (Reg. No. 333-118086) filed with the SEC on October 7, 2004

(b)    Reference is made to Item 15(a)(3) above.

(c)    Reference is made to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ames True Temper, Inc.
Date: December 23, 2004	By: /s/ Richard Dell
Richard Dell
President and Chief Executive Officer (Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Richard Dell Richard Dell Dated: December 23, 2004	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Judy Schuchart Judy Schuchart Dated: December 23, 2004	Vice President Finance and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Periods Ended September 25, 2004 and June 27, 2004, Fiscal Year Ended September 27, 2003, the Periods Ended September 28, 2002 and January 13, 2002.
(Dollar amounts in thousands)

Allowance for doubtful accounts	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other (1)	Balance at end of period
ATT Holding Co.
Period ended September 25, 2004	$—	$66	$449	$1,793	$1,410
ATT Holding Co. (Predecessor Company I)
Period ended June 27, 2004	2,091	(95)	50	(51)	1,895
Fiscal year ended September 27, 2003	2,559	(3)	1,219	754	2,091
Period ended September 28, 2002	—	182	1,630	4,007	2,559
Ames True Temper Group (Predecessor Company II)
Period ended January 13, 2002	1,700	700	—	200	2,600

(1) Primarily the impact of currency changes as well as acquisitions of certain businesses.