Form 10-Q
period 2004-12-25
Ames True Temper, Inc.
filed 2005-02-04
CIK 1297756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 25, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 333-118086

AMES TRUE TEMPER, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	22-2335400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
465 Railroad Avenue, Camp Hill, Pennsylvania	17011
(Address of principal executive offices)	(Zip Code)

(717) 737-1500
(Registrant's telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes     No

As of February 4, 2005, the Registrant had 1,000 shares of its common stock, $1.00 par value, outstanding.

ATT HOLDING CO.

INDEX

PART I. FINANCIAL INFORMATION		Page No.
Item 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets of ATT Holding Co. as of December 25, 2004 (unaudited) and as of September 25, 2004	1
	Condensed Consolidated Statements of Operations of ATT Holding Co. for the thirteen week periods ended December 25, 2004 and December 27, 2003 (Predecessor) — unaudited	2
	Condensed Consolidated Statements of Cash Flows of ATT Holding Co. for the thirteen weeks ended December 25, 2004 and December 27, 2003 (Predecessor) — unaudited	3
	Notes to Consolidated Condensed Financial Statements — Unaudited	4
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16
Item 4.	CONTROLS AND PROCEDURES	17
PART II. OTHER INFORMATION AND SIGNATURE
Item 1.	LEGAL PROCEEDINGS	18
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18
Item 3.	DEFAULTS UPON SENIOR SECURITIES	18
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS	18
Item 5.	OTHER INFORMATION	18
Item 6.	EXHIBITS	18
SIGNATURE		20

Item 1.    Financial Statements

ATT Holding Co.
Condensed Consolidated Balance Sheets
(In Thousands)

	December 25, 2004	September 25, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,615	$1,250
Trade receivables, net	46,337	57,904
Inventories	113,932	98,217
Deferred income taxes	4,518	4,387
Prepaid expenses and other current assets	8,738	6,289
Total current assets	176,140	168,047
Property, plant and equipment, net	63,300	63,677
Pension asset	235	247
Intangibles, net	82,131	82,291
Goodwill	158,127	156,563
Other noncurrent assets	12,960	12,412
Total assets	$492,893	$483,237
Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$34,912	$28,926
Accrued payroll and related taxes	3,480	3,593
Accrued interest payable	8,572	4,804
Accrued expenses and other current liabilities	20,769	21,881
Revolving loan	7,100	6,300
Current portion of long-term debt	1,400	1,400
Total current liabilities	76,233	66,904
Deferred income taxes	25,619	26,010
Long-term debt	288,250	288,600
Other liabilities	10,332	10,334
Total liabilities	400,434	391,848
Stockholders' equity:
Preferred stock-Series A	—	—
Common stock-Class A	—	—
Common stock-Class B	—	—
Additional paid-in capital	110,500	110,500
Predecessor basis adjustment	(13,539)	(13,539)
Retained earnings deficit	(8,940)	(7,820)
Accumulated other comprehensive income	4,438	2,248
Total stockholders' equity	92,459	91,389
Total liabilities and stockholders' equity	$492,893	$483,237

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(In Thousands)

		Predecessor
	Thirteen weeks ended December 25, 2004	Thirteen weeks ended December 27, 2003
	(unaudited)
Net sales	$82,046	$84,415
Cost of goods sold	60,985	61,714
Gross profit	21,061	22,701
Selling, general, and administrative expenses	16,624	16,693
(Gain) loss on disposal of fixed assets	(19)	12
Amortization of intangible assets	414	1,137
Operating income	4,042	4,859
Interest expense	6,195	2,493
Other income	(215)	(1,948)
(Loss) income before taxes	(1,938)	4,314
Income tax (benefit) expense	(818)	1,626
Net (loss) income	$(1,120)	$2,688

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Cash Flows
(In Thousands)

		Predecessor
	Thirteen weeks ended December 25, 2004	Thirteen weeks ended December 27, 2003
	(unaudited)
Operating activities
Net (loss) income	$(1,120)	$2,688
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	2,355	1,930
Amortization of intangible assets	414	1,137
Amortization of loan fees	559	220
Provision for deferred taxes	(522)	—
Provision for bad debts	(2)	(122)
Noncash interest expense	86	100
(Gain) loss on sale of fixed assets	(19)	12
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	11,501	533
Inventories	(15,715)	(19,575)
Prepaid expenses and other assets	(3,544)	496
Accounts payable	5,986	7,309
Accrued expenses	2,210	(1,062)
Other liabilities	310	187
Net cash provided by (used in) operating activities	2,499	(6,147)
Investing activities
Acquisition of businesses, net of cash received	(461)	(139)
Purchase of fixed assets	(1,435)	(1,176)
Proceeds from sale of fixed assets	19	(12)
Net cash used in investing activities	(1,877)	(1,327)
Financing activities
Repayments of long-term debt	(350)	(675)
Borrowings on revolver, net	800	7,251
Net cash provided by financing activities	450	6,576
Effect of exchange rate changes on cash	293	395
Increase (decrease) in cash and cash equivalents	1,365	(503)
Cash and cash equivalents at beginning of period	1,250	1,688
Cash and cash equivalents at end of period	$2,615	$1,185

See accompanying notes.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollars in thousands)

1.    Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. The accompanying financial information reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. As our business has historically been seasonal, the results of operations for the thirteen-week period ended December 25, 2004 are not necessarily indicative of the results to be expected for the full fifty-three week fiscal year ending October 1, 2005. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto in the financial statements for the year ended September 25, 2004, which is included in the Company's filed Form 10-K.

The consolidated balance sheet at September 25, 2004 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

All entities and assets owned by ATT Holding Co. subsequent to June 27, 2004 are referred to collectively as the "Company." All entities and assets owned by ATT Holding Co. prior to June 27, 2004 are referred to collectively as the "Predecessor."

2.    Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs, an amendment of ARB No. 43 Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." as defined in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is in the processing of reviewing SFAS 151 and has not determined the effects on the consolidated financial statements.

3. Acquisitions

On August 4, 2003, the Predecessor acquired Greenlife, Inc., a Massachusetts corporation, with operations in China. Greenlife is in the business of marketing, selling and distributing non-powered lawn and garden tools and accessories. The Predecessor established an indemnity escrow account related to the acquisition of $300, which is being held for two years.

The purchase price of the acquisition allocated to the fair market value of inventory acquired resulted in an increase in cost of goods sold of approximately $90 for the thirteen-weeks ended December 27, 2003. That amount represents the manufacturing profits acquired. This business was acquired to increase the Predecessor's market share and gain access to the operations in China.

On June 28, 2004, the Company completed the sale of all outstanding common and preferred stock of the Predecessor to affiliates of Castle Harlan, Inc., a private equity group. CHATT Holdings, Inc., the "buyer", and CHATT Holdings LLC, the "buyer parent", were created to make the acquisition of the Company. Approximately 87% of the equity interests of the buyer parent are owned by affiliates of Castle Harlan, and the remainder were issued to members of our management who

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollars in thousands)

held capital stock in the Predecessor, in lieu of cash consideration that they otherwise would have been entitled to receive in the acquisition. In addition, certain members of management that did not hold equity in the Predecessor purchased an equity interest in the buyer parent for cash.

All acquisitions were accounted for using the purchase method. The allocation of the purchase price associated with the acquisitions has been determined by the Company based upon available information and in certain cases is subject to further refinement.

The acquisition of the Predecessor was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations, and Emerging Issues Task Force (EITF) Issue No. 88-16, Basis in Leveraged Buyout Transactions. As such, the acquired assets and assumed liabilities have been recorded at fair market value for the interests acquired and preliminary estimates of assumed liabilities by new investors and at the carryover basis for continuing investors. The acquired assets and assumed liabilities were assigned new book values in the same proportion as the residual interests of the continuing investors and the new interests acquired by the new investors. Under EITF 88-16, the Company was revalued at the merger date to the fair value to the extent of the majority stockholder's approximately 87% controlling interest in the Company. The remaining approximately 13% is accounted for at the continuing stockholders' carryover basis in the Company. An adjustment of $13,539 to record this effect is included as a reduction of stockholders' equity under the caption "Predecessor basis adjustment." The excess of the purchase price over the historical basis of the net assets acquired has been applied to adjust net assets to their fair values to the extent of the majority stockholder's approximately 87% ownership.

4.    Restructuring and Purchase Accounting

In connection with the acquisition of the Predecessor on June 28, 2004, the Company began to assess and formulate an exit and restructuring plan that includes reductions of workforce, facility closures and changes in business strategies. This exit and restructuring plan is intended to increase operating efficiencies. At June 28, 2004, the Company recorded a liability of $4,782 related to the reductions of workforce and facility closures and $4,795 related to changes in business strategies for a product line. Adjustments will be made to these reserves as the cost estimates are refined and finalized. The Company expects to complete these plans in the next one to three years.

At December 25, 2004, the remaining restructuring reserves of $8,704 were included in accrued expenses and other current liabilities and other liabilities and relate to portions of the exit plans that are not yet completed. Changes to the restructuring reserves are as follows:

Balance as of September 25, 2004	$9,498
Accretion of Interest	86
Payments	(655)
Balance as of December 25, 2004	$8,929

5.    Other Comprehensive Income

	Thirteen weeks ended December 25, 2004	Thirteen weeks ended December 27, 2003
Net (loss) income	$(1,120)	$2,688
Other comprehensive income:
Currency translation adjustment	2,190	804
Comprehensive income	$1,070	$3,492

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollars in thousands)

6.    Goodwill and Other Intangibles

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to test goodwill and indefinite lived intangible assets for impairment on at least an annual basis. There can be no assurance that future impairment tests will not result in a charge to earnings. There were additions to goodwill during the period ended December 25, 2004, which reflect additional payments the Company made to third-parties related to the acquisition of the Company. The cost of other acquired intangible assets, including primarily customer relationships and covenants not to compete is amortized on a straight-line basis over the estimated lives of 2 to 10 years. Amortization of other intangibles amounted to $414 for the period ended December 25, 2004. The estimated aggregate amortization expense for each of the succeeding periods is as follows: $1,318 for the remainder of fiscal 2005; $1,807 in fiscal 2006; $1,345 in fiscal 2007; $1,266 in fiscal 2008; $1,079 in fiscal 2009 and $5,439 thereafter.

The changes in carrying amount of goodwill for the period ended December 25, 2004 are as follows:

Goodwill at September 25, 2004	$156,563
Additions	466
Currency translation adjustments	1,098
Goodwill at December 25, 2004	$158,127

The following table reflects the components of intangible assets other than goodwill:

	December 25, 2004	September 25, 2004
Finite lived intangible assets:
Technology (patents)	$984	$984
Non-compete agreements	888	885
Customer relationships	11,273	11,209
	13,145	13,078
Accumulated amortization:
Technology (patents)	(136)	(68)
Non-compete agreements	(199)	(99)
Customer relationships	(556)	(310)
	(891)	(477)
Net finite lived intangible assets	12,254	12,601
Indefinite lived intangible assets:
Trade names	$69,877	$69,690
Total intangibles, net	$82,131	$82,291

Only amounts of acquired goodwill from acquisitions made by the Predecessor are expected to be deductible for income tax purposes.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollars in thousands)

7. Inventories

Inventories are as follows:

	December 25, 2004	September 25, 2004
Finished goods	$76,568	$65,291
Work in process	19,757	18,729
Raw materials	26,471	22,595
	122,796	106,615
Less allowance for obsolescence	(8,864)	(8,398)
	$113,932	$98,217

8.    Debt Arrangements

On June 28, 2004, in conjunction with the acquisition of the Predecessor, Ames True Temper, Inc., a direct wholly-owned subsidiary of the Company, entered into a $215,000 Senior Secured Credit Facility and issued $150,000 of Senior Subordinated Notes in order to finance the acquisition, repay the Predecessor's outstanding debt and pay related fees and expenses. The Senior Secured Credit Facility is guaranteed by the Company and each of existing and future direct and indirect subsidiaries, other than any subsidiary that is a "controlled foreign corporation" under Section 957 of the Internal Revenue Code. The Company and each of the other guarantors granted to the senior lenders a first priority (subject to certain customary exceptions) security interest in and liens on all of the respective present and future property and assets to secure all of the obligations under the Senior Secured Credit Facility, and any interest rate swap or similar agreements with a senior lender under the Senior Secured Credit Facility. The Company also guarantees the Senior Subordinated Notes on a senior subordinated basis. This guarantee ranks behind all existing and future senior debt of the Company, including the guarantee of the Senior Secured Credit Facility, equal to all future senior subordinated indebtedness and ahead of a future debt that expressly provides that it is subordinated to the guarantee.

The Senior Secured Credit Facility consists of a $75,000 revolving credit facility and a $140,000 term loan. Amounts outstanding under the revolving credit facility were $7,100 and $6,300 as of December 25, 2004 and September 25, 2004, respectively. The Company had letters of credit outstanding totaling $1,610 and $960 as of December 25, 2004 and September 25, 2004, respectively. The total amount available under the revolving credit facility at December 25, 2004 and September 25, 2004 was $66,290 and $67,740, respectively.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollars in thousands)

Total indebtedness is as follows:

	December 25, 2004	September 25, 2004
Senior Secured Credit Facility:
Revolving loan facility, expires 2010	$7,100	$6,300
Term Loan B, due 2011	139,650	140,000
10% Senior Subordinated Notes, due 2012	150,000	150,000
Total debt	296,750	296,300
Less short-term revolving loan facilities	(7,100)	(6,300)
Current portion of long-term debt	(1,400)	(1,400)
Long-term debt	$288,250	$288,600

The Senior Secured Credit Facility and the Senior Subordinated Notes contain various affirmative and negative covenants customary for similar credit facilities (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions (with exceptions) on: liens; debt; loans, acquisitions, joint ventures and other investments; mergers and consolidations, sales, transfers and other dispositions of property or assets; dividends, distributions, redemptions and other restricted payments; changes in the nature of the Company's business; transactions with affiliates; prepayment, redemption or repurchase of certain debt; and capital expenditures. In addition, the Senior Secured Credit Facility will require that the Company meets certain financial covenant tests, including, without limitation, maintenance of a minimum interest coverage ratio, maintenance of a maximum leverage ratio and maintenance of a minimum fixed charge coverage ratio. As of December 25, 2004, the Company was in compliance with all applicable debt covenants.

Recent Developments

On January 14, 2005, Ames True Temper, Inc. completed the offering of $150,000 Senior Floating Rate Notes (the "Senior Floating Rate Notes") due 2012 in an unregistered offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended, and outside the United States pursuant to Regulation S under the Securities Act.

The Senior Floating Rate Notes, issued at a 0.5% discount, bear interest at a floating rate per annum, reset quarterly, equal to LIBOR plus 4%. The Senior Floating Rate Notes will pay interest quarterly in cash in arrears on January 15, April 15, July 15 and October 15 of each year, starting on April 15, 2005. The Senior Floating Rate Notes mature on January 15, 2012, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the Indenture. The Senior Floating Rate Notes are guaranteed by the Company.

The Notes are unsecured, unsubordinated obligations of Ames True Temper, Inc. They are effectively subordinated to all existing and future secured debt, to the extent of the assets securing such debt, including borrowings under the Senior Secured Credit Facility, pari passu with all future senior unsecured indebtedness, senior in right of payment to all existing and future senior subordinated debt, including the Senior Subordinated Notes, and effectively behind all of the existing and future liabilities of Ames True Temper, Inc.'s subsidiaries, including trade payables.

On January 14, 2005, simultaneously with the completion of the offering of the Senior Floating Rate Notes referred to above, Ames True Temper, Inc. entered into an amendment (the "Amendment") to the terms of the Senior Secured Credit Facility. As amended, availability under the Senior Secured Credit Facility is restricted to the lesser of $75.0 million and the borrowing-base amount, which is equal to (a) 85% of the amount of eligible receivables, plus (b) the lower of (i) 55%

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollars in thousands)

of the cost or fair market value of eligible inventory and (ii) if an inventory appraisal has been performed, 80% of the orderly liquidation value of Ames True Temper's inventory, plus (c) a percentage of eligible equipment or real property determined by Bank of America, N.A., as administrative agent, and not objected to by the required lenders.

In connection with the issuance of the Senior Floating Rate Notes, on January 11, 2005, Ames True Temper, Inc. entered into interest rate swaps (the "Swaps") with Bank of America, N.A. and Wachovia Bank, N.A. Pursuant to the Swap with Bank of America, N.A., which becomes effective on January 17, 2006, Ames True Temper, Inc. will swap 3-month LIBOR rates for fixed interest rates of 4.31% on a notional amount of $100,000 for the period from January 17, 2006 through January 15, 2008, $66,667 for the period from January 15, 2008 to January 15, 2009 and $33,333 for the period from January 15, 2009 through January 15, 2010.

Pursuant to the Swap with Wachovia Bank, N.A., effective January 15, 2006, Ames will swap 3 month LIBOR rates for fixed interest rates of 4.29% on a notional amount of $50,000 for the period from January 15, 2006 through January 15, 2008, $33,333 million for the period from January 15, 2008 to January 15, 2009 and $16,667 for the period from January 15, 2009 through January 15, 2010.

The Company will account for the interest rate swaps in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, "SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company will account for the swaps as cash flow hedges and will record changes in fair value in accumulated other comprehensive income.

9.    Pension and Other Postretirement Benefits

	Pension Benefits		Other Benefits
	Thirteen weeks ended		Thirteen weeks ended
	December 25,	December 27,	December 25,	December 27,
	2005	2004	2005	2004
Service Cost	828	748	6	7
Interest Cost	1,606	1,553	37	46
Expected return on plan assets	(2,465)	(2,432)	—	—
Amortization of prior service cost	1	7	—	—
Amortization of unrecognized net loss	68	178	—	—
Net periodic benefit cost	38	54	43	53

Employer Contributions

During the thirteen-week periods ended December 25, 2004 and December 27, 2003, the Company contributed $28 and $27, respectively, to its defined benefit pension plan.

During the thirteen-week periods ended December 25, 2004 and December 27, 2003, the Company contributed $76 and $10, respectively, to its post-retirement benefit plan.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollars in thousands)

10.     Segment Information

The Company has operations in the United States, Europe and Canada. The following is a summary by geographic region:

	Net Sales	(Loss) Earnings Before Income Taxes
Thirteen weeks ended December 25, 2004
United States	$65,847	$(3,728)
Europe	1,178	(20)
Canada	15,021	1,810
Total	$82,046	$(1,938)

	Net Sales	Earnings Before Income Taxes
Thirteen weeks ended December 27, 2003
United States	$69,996	$2,775
Europe	1,390	(84)
Canada	13,029	1,623
Total	$84,415	$4,314

	Identifiable Assets
	December 25, 2004	September 25, 2004
United States	$416,575	$410,801
Europe	6,359	6,432
Canada	69,959	66,004
Total	$492,893	$483,237

11.    Commitments and Contingencies

The Company is involved in lawsuits and claims, including certain environmental matters, arising out of the normal course of its business. In the opinion of management, the ultimate amount of liability, if any, under pending litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the consolidated financial performance and results of operations of our parent, ATT Holding Co. A separate discussion for Ames True Temper, Inc. is not presented since our parent has no operations or assets separate from its investment in Ames True Temper, Inc. and since the Senior Subordinated Notes and the Senior Floating Rate Notes are guaranteed by our parent. The following discussion of our parent's results of operations and financial condition should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws. Forward-looking statements may include the words "may," "will," "plans," "estimates," "anticipates," "believes," "expects," "intends" and similar expressions. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, among others, the following: our liquidity and capital resources; sales levels to existing and new customers; increased concentration of our customers; seasonality and adverse weather conditions; competitive pressures and trends; changing consumer preferences; new product and customer initiatives; risks relating to foreign sourcing and foreign operations and availability of raw materials; our ability to successfully consummate and integrate acquisitions; and general economic conditions. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. We do not intend, and we undertake no obligation, to update any forward-looking statement.

Overview

Ames True Temper, Inc. is a leading North American manufacturer and marketer of non-powered lawn and garden tools and accessories. We offer the following 11 distinct product lines with over 5,500 active SKUs: long handle tools, wheelbarrows, decorative accessories, garden hoses, hose reels, lawn carts, pots and planters, pruning tools, repair handles, snow tools and striking tools. We sell our products primarily in the U.S. and Canada through (1) retail centers, including home centers and mass merchandisers, (2) wholesale chains, including hardware stores and garden centers, and (3) industrial distributors. References to fiscal 2004 are to the 52-week period that is combined from the thirteen-week period ended September 25, 2004 with the 39-week period ended June 27, 2004 for the Predecessor. All entities and assets owned by ATT Holding Co. prior to June 27, 2004 are referred to collectively as the "Predecessor."

In June 2004, affiliates of Castle Harlan, Inc., a New York-based private-equity investment firm, together with certain of our employees, completed the acquisition of our company from Wind Point Partners. In order to acquire our company, CHATT Holdings, Inc., "the buyer", and CHATT Holdings LLC, "the buyer parent", were formed. Upon completion of the acquisition, affiliates of Castle Harlan, Inc. (Castle Harlan Partners IV, L.P., or CHP IV, and affiliates) owned approximately 87% of the buyer-parent and management owned approximately 13%. In order to finance the acquisition, repay our outstanding debt and pay related fees and expenses:

(a)	we entered into a $215.0 million senior credit facility consisting of a $75.0 million revolving credit facility and a $140.0 million term loan, as described in "Debt and Other Obligations;"

(b)	we issued $150.0 million of 10% senior subordinated notes; and

(c)	the buyer parent received a $110.5 million equity capital contribution from CHP IV and its affiliates and management.

The purchase price of the Predecessor from Wind Point Partners included a write-up to the fair market value of inventory acquired, which resulted in an increase in cost of goods sold of $10.1 million, or 2.3% of sales, during fiscal 2004. That amount represents the manufacturing profits acquired. Additionally, the purchase price allocated to the fair value of tradenames and finite lived intangible assets was $69.7 million and $13.1 million, respectively. Additionally, a $34.9 million write-up was recorded to adjust fixed assets to fair value.

Results of Operations

Thirteen weeks ended December 25, 2004 compared to thirteen weeks ended December 27, 2003

Net Sales.    Net sales for the thirteen-week period ended December 25, 2004 decreased $2.4 million, or 2.8%, to $82.0 million compared to $84.4 million for the thirteen weeks ended December 27, 2003. Overall sales volume declined in the current quarter, which was driven by a decrease in snow tool sales as a result of less snowfall as compared to the prior year quarter. The sales decrease was partially offset by price increases obtained during the thirteen weeks ended December 25, 2004.

Gross Profit.    Gross profit for the thirteen weeks ended December 25, 2004 decreased $1.6 million to $21.0 million from $22.7 million for the thirteen weeks ended December 27, 2003. This decrease was due to the overall decrease in sales noted above and an increase in commodity costs, primarily steel and resin. Gross profit as a percentage of net sales decreased to 25.7% from 26.9% during this period.

Selling, General and Administrative ("SG&A") Expenses.    SG&A expenses for the thirteen weeks ended December 25, 2004 decreased $0.1 million to $16.6 million from $16.7 million for the thirteen weeks ended December 27, 2003.

Amortization of Intangible Assets.    During the thirteen weeks ended December 25, 2004, we recorded $0.4 million in amortization expense, as compared to $1.1 million during the thirteen week period ended December 27, 2003. This decrease was due to the acquisition by affiliates of Castle Harlan, which reflects a change in valuation and lives of the assets.

Interest Expense.    Interest expense for the thirteen weeks ended December 25, 2004 increased $3.7 million to $6.2 million from $2.5 million during the thirteen weeks ended December 27, 2003. The increase was a result of increased debt in connection with the acquisition by affiliates of Castle Harlan.

Other Income.    Other income for the thirteen weeks ended December 25, 2004 was $0.2 million and was primarily due to gains on foreign currency exchange. Other income during the thirteen weeks ended December 27, 2003 was $1.9 million, primarily related to income from anti-dumping duties.

Income Tax (Benefit) Expense.    Income tax benefit for the thirteen weeks ended December 25, 2004 was $0.8 million, or approximately 42% of loss before taxes. Income tax expense for the thirteen weeks ended December 27, 2003 was $1.6 million, or approximately 37% of income before taxes. At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis. The tax effect of significant unusual items is reflected in the period in which they occur. The effective tax rate was 42% during the thirteen weeks ended December 25, 2004 compared to 38% during the thirteen weeks ended December 27, 2003. This increase in the effective tax rate was due to a mixture of tax benefit domestically and in our Irish subsidiary combined with a tax expense in our Canadian subsidiary.

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

Cash Flows

Cash provided by operating activities for the thirteen weeks ended December 25, 2004 was $2.5 million, compared to a cash use of $6.1 million for the period ended December 27, 2003. The increase in cash provided by operating activities was primarily due to increased collections of trade receivables, partially offset by seasonal increases in inventory levels. Cash used in investing activities of $1.9 million and $1.3 million for the thirteen-week periods ended December 25, 2004 and December 27, 2003, respectively, was due primarily to the purchase of fixed assets. Cash provided by financing activities was $0.5 million and $6.6 million for the thirteen-week periods ended December 25, 2004 and December 27, 2003, respectively. These proceeds were due primarily to debt borrowings under revolving credit facilities, partially offset by repayments of long-term debt.

Debt and Other Obligations

Senior Secured Credit Facility

On June 28, 2004, we entered into a $215.0 million senior credit facility with various banks, financial institutions and other lenders. The senior credit facility consists of a $140.0 million term loan B facility, which matures on June 28, 2011, and a $75.0 million revolving credit facility, which matures on June 28, 2010. On January 14, 2005, simultaneously with the completion of the offering of the Senior Floating Rate Notes referred to below, we repaid the term loan in full and entered into an amendment (the "Amendment") to the terms of the senior credit facility. As of December 25, 2004, we had a draw on the revolving portion of our senior credit facility of $7.1 million.

The revolving credit facility includes a $15.0 subfacility for letters of credit and a $15.0 million subfacility for swing line loans. The term loan B has been fully drawn. The senior credit facility is guaranteed by our parent and each of our existing and future direct and indirect subsidiaries, other than any subsidiary that is a "controlled foreign corporation" under Section 957 of the Internal Revenue Code. We and each of the guarantors granted to the senior lenders a first priority (subject to certain customary exceptions) security interest in and liens on all of our respective present and future property and assets to secure all of the obligations under the senior credit facility and any interest rate swap or similar agreements with a senior lender under the senior credit facility.

The interest rates applicable to the senior credit facility as of December 25, 2004 (other than in respect of swing-line loans) were the Eurodollar Rate plus the Applicable Rate, or at our option, the Alternate Base Rate plus the Applicable Rate. The "Alternate Base Rate" means the higher of (i) the floating rate of interest announced from time to time by Bank of America N.A as its "prime rate" or (ii) the Federal Funds rate plus 50 basis points per annum. The "Eurodollar Rate" means the rate per annum equal to the rate determined by the administrative agent to be the offered rate that appears on the Telerate Screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars. With respect to the revolving credit facility (including swing line loans), the "Applicable Rate" means (i) until December 28, 2004, 3.00% per annum, in the case of Eurodollar Rate loans, and 2.00% per annum, in the case of Alternate Base Rate advances, and (ii) thereafter, a percentage per annum to be determined in accordance with a pricing grid based on the leverage ratio. With respect to the term loan B, the Applicable Rate means 2.75% per annum in the case of a LIBOR-rate loan, and 1.75% per annum in the case of an Alternate Base Rate loan.

Certain customary fees would have been payable to the lenders and the agents under the senior secured credit facility, including without limitation, a commitment for our revolving credit facility and letter of credit fees. The senior credit facility contained various affirmative and negative covenants customary for similar credit facilities (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions on: liens, loans, acquisitions, mergers, sales, transfers, dividends, distributions, changes in the nature of our business, transactions with affiliates and capital expenditures. In addition, the senior secured credit facility required that we meet certain financial covenant tests, which vary during the term of the loan, including without limitation (i) maintenance of a minimum interest coverage ratio (defined as adjusted EBITDA to cash interest expense) of between 2:1 and 3:1, (ii) maintenance of a maximum leverage ratio (defined as total debt (other than outstandings under the revolving credit facility) plus the average daily principal amount of the outstandings under the revolving credit facility for the last twelve months to adjusted EBITDA) of between 6:1 and 3.5:1, and (iii) maintenance of a minimum fixed charge coverage ratio (defined as Adjusted EBITDA less capital expenditures to cash taxes plus cash interest expense plus scheduled principal payments and prepayments plus dividends and distributions on equity) of between 1.2:1 and 1.25:1.

As of December 25, 2004, we were in compliance with all of our financial covenants. The senior secured credit facility contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation: nonpayment of principal, interest, fees and failure to perform or observe certain covenants.

Pursuant to the Amendment, availability under the senior credit facility is restricted to the lesser of $75.0 million and the borrowing base amount, which is equal to (a) 85% of the amount of eligible receivables, plus (b) the lower of (i) 55% of the cost or fair market value of eligible inventory and (ii) if an inventory appraisal has been performed, 80% of the orderly liquidation value of our inventory, plus (c) a percentage of eligible equipment or real property determined by Bank of America, N.A., as administrative agent, and not objected to by the required lenders. In addition, the Senior Secured Credit Facility, as amended, requires that we meet certain financial covenant tests, including without limitation, the maintenance of minimum EBITDA and minimum fixed charge coverage ratio, as defined by the amended Credit Agreement.

Senior Subordinated Notes

On June 28, 2004, we completed a private offering of $150.0 million in aggregate principal amount at maturity of 10% Senior Subordinated Notes due July 15, 2012. The Senior Subordinated Notes are fully and unconditionally guaranteed by our parent, ATT Holding Co., on a senior subordinated basis. On August 10, 2004, we filed a registration statement with respect to new notes having substantially identical terms as the original notes, as part of an offer to exchange registered notes for the privately issued original Senior Subordinated Notes. The new notes evidence the same debt as the original Senior Subordinated Notes, are entitled to the benefits of the indenture governing the original Senior Subordinated Notes and are treated under the indenture as a single class with the original notes. The exchange offer was completed on November 24, 2004.

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

We pay interest on the Senior Subordinated Notes semi-annually in cash, in arrears, on January 15 and July 15 at an annual rate of 10.0%. The indenture governing Senior Subordinated Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting our ability and the ability of our restricted subsidiaries, to borrow money, guarantee debt or sell preferred stock, create liens, pay dividends on or redeem or repurchase stock, make certain investments, sell stock in our restricted subsidiaries, restrict dividends or other payments from restricted subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies.

The indenture governing the Senior Subordinated Notes contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; violations of certain covenants; certain bankruptcy-related events; invalidity of liens; non-payment of certain legal judgments; and cross defaults with certain other indebtedness. We may redeem the Senior Subordinated Notes on or after July 15, 2008, except we may redeem up to 35% of the Senior Subordinated Notes prior to July 15, 2007 with the proceeds of one or more public equity offerings. We are required to redeem the Senior Subordinated Notes under certain circumstances involving changes of control.

Senior Floating Rate Note Offering

On January 14, 2005, we completed the offering of $150.0 million principal amount at maturity of our Senior Floating Rate Notes Due 2012, which was issued at a 0.5% discount, in an unregistered offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the United States pursuant to Regulation S under the Securities Act. Net proceeds for the offering were used to repay our term loan B in full, repay a portion of our revolving credit facility and pay related fees and expenses. The Senior Floating Rate Notes are fully and unconditionally guaranteed by our parent on a senior unsecured basis.

The Senior Floating Rate Notes are unsecured, unsubordinated obligations and are effectively subordinated to all of our existing and future secured debt, to the extent of the assets securing such debt, including borrowings under the senior secured credit facility, pari passu with all future senior unsecured indebtedness, senior in right of payment to all existing and future senior subordinated debt, including our Senior Subordinated Notes due 2012, and effectively behind all of the existing and future liabilities of our subsidiaries, including trade payables.

We will pay interest on the Senior Floating Rate Notes quarterly in cash, in arrears, on January 15, April 15, July 15 and October 15 at a rate per annum, reset quarterly, equal to LIBOR plus 4.0%, starting on April 15, 2005. The indenture governing the Senior Floating Rate Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting our ability and the ability of our restricted subsidiaries to borrow money, guarantee debt or sell preferred stock, create liens, pay dividends on or redeem or repurchase stock, make specified types of investments, sell stock in our restricted subsidiaries, restrict dividends or other payments from restricted subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies.

The indenture governing the Senior Floating Rate Notes contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; failure to perform or observe certain covenants; inaccuracy of representations and warranties in any material respect, cross defaults with certain other indebtedness, certain bankruptcy related events, monetary judgment defaults and material non-monetary judgment defaults, ERISA defaults and change of control. We can redeem the Senior Floating Rate Notes, in whole or in part, at any time on or after January 15, 2007. In addition, we may up to 35% of the Senior Floating Rate Notes prior to January 15, 2007 with the net proceeds of one or more public equity offerings. We are required to redeem the Senior Floating Rate Notes under certain circumstances involving changes of control.

In connection with the offering of the Senior Floating Rate Notes, we entered into a registration rights agreement with the initial purchasers (the "Registration Rights Agreement"), pursuant to which we and our parent agreed to conduct a registered exchange offer for the Notes (the "Exchange Offer") or to cause to become effective a shelf registration statement providing for resales of the Senior Floating Rate Notes. We are required (i) to file a registration statement (the "Registration Statement") for the exchange offer as soon as practicable, but in no event later than 90 days after January 14, 2005, (ii) to use our best efforts to cause such Registration Statement to become effective at the earliest possible time, but in no event later than 180 days after January 14, 2005, and (iii) to cause the Registration Statement to be effective continuously and to keep the Exchange Offer open for a period of not less than the minimum period required under applicable federal and state securities laws; provided, however, that in no event shall such period be less than 30 days after the date notice of the Exchange Offer is mailed to the holders of the Senior Floating Rate Notes. If we fail to comply with certain of our obligations under the Registration Rights Agreement, we will be required to pay liquidated damages to the holders of the Senior Floating Rate Notes.

Interest Rate Swaps

In connection with the offering of the Senior Floating Rate Notes, on January 11, 2005, we entered into interest rate swaps (the "Swaps") with Bank of America, N.A. and Wachovia Bank, N.A. Pursuant to the Swap with Bank of America, N.A., which becomes effective on January 17, 2006, we will swap 3 month LIBOR rates for fixed interest rates of 4.31% on a notional amount of $100 million for the period from January 17, 2006 through January 15, 2008, approximately $66.7 million for the period from January 15, 2008 to January 15, 2009 and approximately $33.3 million for the period from January 15, 2009 through January 15, 2010.

Pursuant to the Swap with Wachovia Bank, N.A., effective January 15, 2006, we will swap 3 month LIBOR rates for fixed interest rates of 4.29% for a notional amount of $50 million for the period from January 15, 2006 through January 15, 2008, approximately $33.3 million for the period from January 15, 2008 to January 15, 2009 and approximately $16.7 million for the period from January 15, 2009 through January 15, 2010.

The interest rate swaps will be accounted for in accordance with Statement of Financial Accounting Standard ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities,

as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, "SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. We will account for the swaps as cash flow hedges and will record changes in fair value in accumulated other comprehensive income.

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs, an amendment of ARB No. 43 Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." as defined in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are in the processing of reviewing SFAS 151 and have not determined the effects on the consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's cash flows and earnings are subject to fluctuations resulting from changes in interest rates, foreign currency exchange rates and raw material costs. We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed.

We are subject to changes in interest rates, foreign currency exchange rates and certain commodity prices. Our primary market risk is interest rate exposure with respect to our floating rate debt. For the thirteen weeks ended December 25, 2004, with respect to our term loan B, which carries a variable interest rate, a 100 basis points change in interest rates would have impacted us by $0.4 million. Subsequent to December 25, 2004, we completed the offering of $150.0 million Senior Floating Rate Notes due 2012, the proceeds of which were used to repay the term loan B and a portion of our revolving credit facility. The initial interest rate of the Senior Floating Rate Notes at closing was 6.64%. In connection with the offering of the Senior Floating Rate Notes, we entered into two interest rate swaps. These swaps effectively fix the interest rate of the Senior Floating Rate Notes at notional amounts of $150.0 million for two years beginning January 15, 2006, subsequently amortizing at a rate of $50.0 million per year until the maturity in 2010. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt and Other Obligations—Senior Secured Credit Facility" and "—Interest Rate Swaps."

We conduct foreign operations in Canada and Ireland and utilize international suppliers and manufacturers. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of December 25, 2004, to be material.

We purchase certain raw materials such as resin, steel and wood that are subject to price volatility caused by unpredictable factors. Where possible, we employ fixed rate raw material purchase contracts and customer price adjustments to help us to manage this risk. We do not currently use derivatives to manage raw materials risk.

Item 4.	CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION AND SIGNATURE

Item 1.	LEGAL PROCEEDINGS

From approximately 1993 through 1999, we manufactured and sold 647,000 wheelbarrows with poly wheel hubs. Various claims were submitted, and lawsuits filed, to recover for injuries sustained while inflating tires on these wheelbarrows. In 2002, we participated in a voluntary "fast track" recall of these wheelbarrows with the Consumer Product Safety Commission. We again voluntarily recalled these wheelbarrows in June 2004 in cooperation with the Consumer Product Safety Commission. However, less than 1% of the total products sold were returned, leaving an unknown number in service. To date, we have received 28 claims involving this product, of which 23 claims have been resolved. Of the five remaining open claims, we have been named as a defendant in one lawsuit. This action is being defended by a former owner in accordance with the indemnification provisions of the purchase agreement pursuant to which the Predecessor was purchased. Although we believe that we have sufficient insurance coverage in place to cover this lawsuit, an adverse finding against us may exceed the limits of our coverage.

On August 3, 2004, Jacuzzi Brands filed a complaint in the Court of Common Pleas of Cumberland County, Pennsylvania against us, our parent and several Castle Harlan and Wind Point entities. The complaint alleges that, in connection with the acquisition of our parent by affiliates of Castle Harlan, we failed to provide notice to Jacuzzi Brands and to obtain its consent to such acquisition, as allegedly required by the provisions of a leasehold mortgage granted to Jacuzzi Brands on our distribution center in Carlisle, Pennsylvania. The complaint asserts causes of action against us for breach of contract, civil conspiracy and common law fraud. In the complaint, Jacuzzi Brands seeks an unspecified amount of damages, that a letter of credit be posted to secure our remaining rental obligations under the lease for the distribution center and other injunctive relief. Upon the filing of the complaint, Jacuzzi Brands moved for a preliminary injunction, which, following a hearing, the court denied by order dated August 23, 2004. We, our parent and the Castle Harlan defendants have since answered the complaint, and the Wind Point defendants filed preliminary objections seeking to dismiss the claims asserted against them. By order dated December 9, 2004, the court denied Wind Point's preliminary objections to the complaint. On January 6, 2005, Jacuzzi Brands served interrogatories and document demands upon all the defendants. We believe that the complaint is without merit and intend to continue to contest the action vigorously.

We are involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these actions will have a material adverse effect on our consolidated financial position, results of operations, liquidity or capital resources.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

AMES TRUE TEMPER, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ames True Temper, Inc.
Date: February 4, 2005	/s/ Judy Schuchart
Judy Schuchart Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

AMES TRUE TEMPER, INC.

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002