Form 10-Q
period 2005-03-26
Ames True Temper, Inc.
filed 2005-05-09
CIK 1297756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 26, 2005

OR

   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________

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

Yes                No

As of May 9, 2005, the Registrant had 1,000 shares of its common stock, $1.00 par value, outstanding.

ATT HOLDING CO.

INDEX

		Page No.
Part I. Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets of ATT Holding Co. as of March 26, 2005 (unaudited) and as of September 25, 2004	1
	Condensed Consolidated Statements of Operations of ATT Holding Co. for the thirteen week periods ended March 26, 2005 and March 27, 2004 (Predecessor) – unaudited	2
	Condensed Consolidated Statements of Operations of ATT Holding Co. for the twenty-six week periods ended March 26, 2005 and March 27, 2004 (Predecessor) – unaudited	3
	Condensed Consolidated Statements of Cash Flows of ATT Holding Co. for the twenty-six weeks ended March 26, 2005 and March 27, 2004 (Predecessor) – unaudited	4
	Notes to Consolidated Condensed Financial Statements – unaudited	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
Part II. Other Information and Signature
Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security-Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
Signature		21

Item 1.    Financial Statements

ATT Holding Co.
Condensed Consolidated Balance Sheets
(In Thousands)

	March 26, 2005	September 25, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$618	$1,250
Trade receivables, net	96,342	57,904
Inventories	111,099	98,217
Deferred income taxes	4,557	4,387
Prepaid expenses and other current assets	7,502	6,289
Total current assets	220,118	168,047
Property, plant and equipment, net	62,785	63,677
Pension asset	277	247
Intangibles, net	81,735	82,291
Goodwill	157,267	156,563
Other noncurrent assets	14,424	12,412
Total assets	$536,606	$483,237
Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$42,494	$28,926
Accrued expenses and other current liabilities	33,260	30,278
Revolving loan	31,300	6,300
Current portion of long-term debt	—	1,400
Total current liabilities	107,054	66,904
Deferred income taxes	25,756	26,010
Long-term debt	299,272	288,600
Other liabilities	10,371	10,334
Total liabilities	442,453	391,848
Stockholders' equity:
Preferred stock-Series A	—	—
Common stock-Class A	—	—
Common stock-Class B	—	—
Additional paid-in capital	110,500	110,500
Predecessor basis adjustment	(13,539)	(13,539)
Retained earnings deficit	(8,698)	(7,820)
Accumulated other comprehensive income	5,950	2,248
	94,213	91,389
Treasury stock, at cost	(60)	—
Total stockholders' equity	94,153	91,389
Total liabilities and stockholders' equity	$536,606	$483,237

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(In Thousands)

		Predecessor
	Thirteen weeks ended March 26, 2005	Thirteen weeks ended March 27, 2004
	(unaudited)

Net sales	$133,806	$129,686
Cost of goods sold	100,734	92,505
Gross profit	33,072	37,181
Selling, general, and administrative expenses	20,901	20,436
Amortization of intangible assets	446	1,081
Operating income	11,725	15,664
Interest expense	10,992	2,496
Other (income) expense	(7)	2,006
Income before taxes	740	11,162
Income tax expense	498	4,160
Net income	$242	$7,002

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(In Thousands)

		Predecessor
	Twenty-six weeks ended March 26, 2005	Twenty-six weeks ended March 27, 2004
	(unaudited)

Net sales	$215,852	$214,101
Cost of goods sold	161,719	154,219
Gross profit	54,133	59,882
Selling, general, and administrative expenses	37,506	37,141
Amortization of intangible assets	860	2,218
Operating income	15,767	20,523
Interest expense	17,187	4,989
Other (income) expense	(222)	58
(Loss) income before taxes	(1,198)	15,476
Income tax (benefit) expense	(320)	5,786
Net (loss) income	$(878)	$9,690

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(In Thousands)

		Predecessor
	Twenty-six weeks ended March 26, 2005	Twenty-six weeks ended March 27, 2004
	(unaudited)
Operating activities
Net (loss) income	$(878)	$9,690
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation of property, plant and equipment	4,715	3,890
Amortization of intangible assets	860	2,218
Amortization of loan fees	5,232	440
Amortization of bond discount	22	—
Provision for deferred taxes	(1,164)	2,404
Provision for bad debts	98	(44)
Noncash interest expense	174	163
(Gain) loss on sale of fixed assets	(45)	5
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(38,604)	(44,287)
Inventories	(12,882)	(28,957)
Prepaid expenses and other assets	(2,722)	180
Accounts payable	13,568	19,975
Accrued expenses	4,456	3,846
Other liabilities	(547)	387
Net cash used in operating activities	(27,717)	(30,090)

Investing activities
Acquisition of businesses, net of cash received	(224)	497
Purchase of fixed assets	(3,335)	(2,569)
Proceeds from sale of fixed assets	45	(5)
Net cash used in investing activities	(3,514)	(2,077)

Financing activities
Repayments of long-term debt	(140,000)	(12,663)
Borrowings on long-term debt	149,250	—
Borrowings on revolver, net	25,000	44,577
Debt issuance costs	(3,821)	—
Purchase of treasury stock	(60)	(1)
Net cash provided by financing activities	30,369	31,913
Effect of exchange rate changes on cash	230	266
(Decrease) increase in cash and cash equivalents	(632)	12
Cash and cash equivalents at beginning of period	1,250	1,688
Cash and cash equivalents at end of period	$618	$1,700

See accompanying notes.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

1.    Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. The accompanying financial information reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. As our business has historically been seasonal, the results of operations for the thirteen-week and twenty-six week periods ended March 26, 2005 are not necessarily indicative of the results to be expected for the full fifty-three week fiscal year ending October 1, 2005. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto in the financial statements for the year ended September 25, 2004, which is included in the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 2004.

The consolidated balance sheet at September 25, 2004 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

All entities and assets owned by ATT Holding Co. subsequent to June 27, 2004 are referred to collectively as the "Company." All entities and assets owned by ATT Holding Co. on June 27, 2004 or prior are referred to collectively as the "Predecessor."

2.    Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs, an amendment of ARB No. 43 Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." as defined in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred beginning in the Company's fiscal 2006. The Company is in the process of reviewing SFAS 151 and has not determined the effects on the consolidated financial statements.

3.    Acquisitions

On August 4, 2003, the Predecessor acquired Greenlife, Inc., a Massachusetts corporation, with operations in China. Greenlife is in the business of marketing, selling and distributing non-powered lawn and garden tools and accessories. The Predecessor established an indemnity escrow account related to the acquisition of $300, which is being held for two years.

The purchase price of the acquisition allocated to the fair market value of inventory acquired resulted in an increase in cost of goods sold of approximately $90 for the twenty-six weeks ended March 27, 2004. That amount represents the manufacturing profits acquired. This business was acquired to increase the Predecessor's market share and gain access to the operations in China.

On June 28, 2004, the Company completed the sale of all outstanding common and preferred stock of the Predecessor to affiliates of Castle Harlan, Inc., a private equity group. CHATT Holdings, Inc., the "buyer", and CHATT Holdings LLC, the "buyer parent", were created to make the acquisition of the Company. Approximately 87% of the equity interests of the buyer parent are owned by affiliates of Castle Harlan, and the remainder was issued to members of our management who held

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars in thousands)

capital stock in the Predecessor, in lieu of cash consideration that they otherwise would have been entitled to receive in the acquisition. In addition, certain members of management that did not hold equity in the Predecessor purchased an equity interest in the buyer parent for cash.

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

4.    Restructuring and Purchase Accounting

In connection with the acquisition of the Predecessor on June 28, 2004, the Company began to assess and formulate an exit and restructuring plan that includes reductions of workforce, facility closures and changes in business strategies. This exit and restructuring plan is intended to increase operating efficiencies. At June 28, 2004, the Company recorded a liability of $4,782 related to the reductions of workforce and facility closures and $4,795 related to changes in business strategies for a product line. Adjustments will be made to these reserves as the cost estimates are refined and finalized. The Company expects to complete these plans in the next one to three years. During the period ended March 26, 2005, the Company obtained additional information and refined the estimate for the reductions of workforce and facility closures, which resulted in a decrease to the restructuring reserve.

At March 26, 2005, the remaining restructuring reserves of $6,862 were included in accrued expenses and other current liabilities and other liabilities and relate to portions of the exit plans that are not yet completed. Changes to the restructuring reserves are as follows:

Balance as of September 25, 2004	$9,498
Accretion of Interest	174
Purchase Accounting Adjustments	(2,032)
Payments	(778)
Balance as of March 26, 2005	$6,862

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars in thousands)

5.    Other Comprehensive Income

	Thirteen weeks ended March 26, 2005	Thirteen weeks ended March 27, 2004
Net income	$242	$7,002
Other comprehensive income:
Currency translation adjustment	307	(237)
Fair value adjustment of swaps	1,205	—
Comprehensive income	$2,493	$6,765

	Twenty-six weeks ended March 26, 2005	Twenty-six weeks ended March 27, 2004
Net (loss) income	$(878)	$9,690
Other comprehensive income:
Currency translation adjustment	2,497	567
Fair value adjustment of swaps	1,205	—
Comprehensive income	$2,824	$10,257

6.    Goodwill and Other Intangibles

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to test goodwill and indefinite lived intangible assets for impairment on at least an annual basis. There can be no assurance that future impairment tests will not result in a charge to earnings. There were additions to goodwill during the period ended March 26, 2005, which reflect additional payments the Company made to third-parties related to the acquisition of the Company. During the period ended March 26, 2005, the Company obtained additional information and refined the estimates relating to the restructuring reserves and certain legal matters.

The cost of other acquired intangible assets, including primarily customer relationships and covenants not to compete, is amortized on a straight-line basis over the estimated lives of 2 to 10 years. Amortization of other intangibles amounted to $446 and $860 for the thirteen and twenty-six weeks ended March 26, 2005. The estimated aggregate amortization expense for each of the succeeding periods is as follows: $879 for the remainder of fiscal 2005; $1,807 in fiscal 2006; $1,345 in fiscal 2007; $1,266 in fiscal 2008; $1,079 in fiscal 2009 and $5,439 thereafter.

The changes in carrying amount of goodwill for the period ended March 26, 2005 are as follows:

Goodwill at September 25, 2004	$156,563
Additions	568
Revision of purchase price allocation	(1,427)
Currency translation adjustments	1,563
Goodwill at March 26, 2005	$157,267

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars in thousands)

The following table reflects the components of intangible assets other than goodwill:

	March 26, 2005	September 25, 2004
Finite lived intangible assets:
Technology (patents)	$984	$984
Non-compete agreements	884	885
Customer relationships	11,282	11,209
	13,150	13,078
Accumulated amortization:
Technology (patents)	(203)	(68)
Non-compete agreements	(294)	(99)
Customer relationships	(844)	(310)
	(1,341)	(477)
Net finite lived intangible assets	11,809	12,601

Indefinite lived intangible assets:
Trade names	69,926	69,690
Total Intangibles, net	$81,735	$82,291

Only amounts of acquired goodwill from acquisitions made by the Predecessor are expected to be deductible for income tax purposes.

7.    Inventories

Inventories are as follows:

	March 26, 2005	September 25, 2004

Finished goods	$77,280	$65,291
Work in process	19,787	18,729
Raw materials	26,465	22,595
	123,532	106,615
Less allowance for obsolescence	(12,433)	(8,398)
	$111,099	$98,217

8.    Debt Arrangements

On June 28, 2004, in conjunction with the acquisition of the Predecessor, Ames True Temper, Inc., a direct wholly-owned subsidiary of the Company, entered into a $215,000 Senior Secured Credit Facility ($75,000 revolving credit facility and $140,000 Term Loan B) and issued $150,000 of Senior Subordinated Notes in order to finance the acquisition, repay the Predecessor's outstanding debt and pay related fees and expenses. The Senior Secured Credit Facility is guaranteed by the Company and each of existing and future direct and indirect subsidiaries, other than any subsidiary that is a "controlled foreign corporation" under Section 957 of the Internal Revenue Code. The Company and each of the other guarantors granted to the senior lenders a first priority (subject to certain customary exceptions) security interest in and liens on all of the respective present and future property and

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars in thousands)

assets to secure all of the obligations under the Senior Secured Credit Facility, and any interest rate swap or similar agreements with a senior lender under the Senior Secured Credit Facility. The Company also guarantees the Senior Subordinated Notes on a senior subordinated basis. This guarantee ranks behind all existing and future senior debt of the Company, including the guarantee of the Senior Secured Credit Facility and the Senior Floating Rate Notes, equal to all future senior subordinated indebtedness and ahead of a future debt that expressly provides that it is subordinated to the guarantee.

On January 14, 2005, Ames True Temper, Inc. completed the offering of $150,000 Senior Floating Rate Notes due 2012 in an unregistered offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended, and outside the United States pursuant to Regulation S under the Securities Act. The proceeds of this offering were used by the Company to repay the entire balance of Term Loan B, which amounted to $139,300. Additionally, the proceeds were used to pay transaction fees and repay a portion of the revolving credit facility. As a result of the transaction, the Company recorded a charge of $4,102 to interest expense to write-off the portion of prepaid bank fees related to Term Loan B.

The Senior Floating Rate Notes, issued at a 0.5% discount, bear interest at a floating rate per annum, reset quarterly, equal to LIBOR plus 4%, which was 6.64% at March 26, 2005. The Senior Floating Rate Notes pay interest quarterly in cash in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on April 15, 2005. The Senior Floating Rate Notes mature on January 15, 2012, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the Indenture. The Company guarantees the Senior Floating Rate Notes.

The Senior Floating Rate Notes are unsecured, unsubordinated obligations of Ames True Temper, Inc. They are effectively subordinated to all existing and future secured debt, to the extent of the assets securing such debt, including borrowings under the Senior Secured Credit Facility, pari passu with all future senior unsecured indebtedness, senior in right of payment to all existing and future senior subordinated debt, including the Senior Subordinated Notes, and effectively behind all of the existing and future liabilities of Ames True Temper Inc.'s subsidiaries, including trade payables.

On January 14, 2005, simultaneously with the completion of the offering of the Notes referred to above, Ames True Temper, Inc. entered into an amendment (the "Amendment") to the terms of the Senior Secured Credit Facility. As amended, availability under the Senior Secured Credit Facility is restricted to the lesser of $75,000 and the borrowing-base amount, which is equal to (a) 85% of the amount of eligible receivables, plus (b) the lower of (i) 55% of the cost or fair market value of eligible inventory and (ii) if an inventory appraisal has been performed, 80% of the orderly liquidation value of Ames True Temper's inventory, plus (c) a percentage of eligible equipment or real property determined by Bank of America, N.A., as administrative agent, and not objected to by the required lenders.

In connection with the issuance of the Notes, Ames True Temper, Inc. entered into interest rate swaps (the "Swaps") with Bank of America, N.A. and Wachovia Bank, N.A. Pursuant to the Swap with Bank of America, N.A., which becomes effective on January 17, 2006, Ames True Temper, Inc. will swap 3-month LIBOR rates for fixed interest rates of 4.31% on a notional amount of $100,000 for the period from January 17, 2006 through January 15, 2008, $66,667 for the period from January 15, 2008 to January 15, 2009 and $33,333 for the period from January 15, 2009 through January 15, 2010.

Pursuant to the Swap with Wachovia Bank, N.A., effective January 15, 2006, Ames will swap 3 month LIBOR rates for fixed interest rates of 4.29% on a notional amount of $50,000 for the period from January 15, 2006 through January 15, 2008, $33,333 for the period from January 15, 2008 to January 15, 2009 and $16,667 for the period from January 15, 2009 through January 15, 2010.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars in thousands)

The Company has accounted for the interest rate swaps in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, "SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. As of March 26, 2005, the interest rate swaps were recorded as an asset of $1,944. The Company has accounted for the swaps as cash flow hedges and has recorded changes in fair value of $1,205 in accumulated other comprehensive income, net of deferred taxes of $739.

Amounts outstanding under the revolving credit facility were $31,300 and $6,300 as of March 26, 2005 and September 25, 2004, respectively. The Company had letters of credit outstanding totaling $1,610 and $960 as of March 26, 2005 and September 25, 2004, respectively. The total amount available under the revolving credit facility at March 26, 2005 and September 25, 2004 was $42,090 and $67,740, respectively. The weighted average interest rate for the revolving credit facility at March 26, 2005 was 5.97%.

Total indebtedness is as follows:

	March 26, 2005	September 25, 2004
Senior Secured Credit Facility:
Revolving loan facility, expires 2010	$31,300	$6,300
Term Loan B, due 2011	—	140,000
Senior Floating Rate Notes, due 2012	150,000	—
Less unaccreted discount	(728)	—
10% Senior Subordinated Notes, due 2012	150,000	150,000
Total debt	330,572	296,300
Less short-term revolving loan facilities	(31,300)	(6,300)
Current portion of long-term debt	—	(1,400)
Long-term debt	$299,272	$288,600

The Senior Secured Credit Facility, as amended, and the Senior Subordinated Notes contain various affirmative and negative covenants customary for similar credit facilities (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions (with exceptions) on: liens; debt; loans, acquisitions, joint ventures and other investments; mergers and consolidations, sales, transfers and other dispositions of property or assets; dividends, distributions, redemptions and other restricted payments; changes in the nature of the Company's business; transactions with affiliates; and prepayment, redemption or repurchase of certain debt. In addition, the Senior Secured Credit Facility, as amended, requires that the Company meet certain financial covenant tests, including without limitation: the maintenance of a minimum EBITDA of $41.0 million and the maintenance of a minimum fixed charge coverage ratio (defined as EBITDA less capital expenditures to cash taxes plus cash interest expense plus scheduled principal payments and prepayments plus dividends and distributions on equity) of 1.00:1.00. As of March 26, 2005, the Company was in compliance with all applicable debt covenants.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars in thousands)

9.    Pension and Other Postretirement Benefits

	Pension Benefits		Other Benefits
	Thirteen weeks ended		Thirteen weeks ended
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004
Service Cost	$830	$754	$6	$5
Interest Cost	1,608	1,564	37	32
Expected return on plan assets	(2,467)	(2,451)	—	—
Amortization of prior service cost	1	6	—	—
Amortization of unrecognized net loss	68	186	—	—
Net periodic benefit cost	$40	$59	$43	$37

	Pension Benefits		Other Benefits
	Twenty-six weeks ended		Twenty-six weeks ended
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004
Service Cost	$1,659	$1,502	$12	$12
Interest Cost	3,214	3,118	74	78
Expected return on plan assets	(4,932)	(4,883)	—	—
Amortization of prior service cost	2	13	—	—
Amortization of unrecognized net loss	135	363	—	—
Net periodic benefit cost	$78	$113	$86	$90

Employer Contributions

During the thirteen-week periods ended March 26, 2005 and March 27, 2004, the Company contributed $23 and $28, respectively, to its defined benefit pension plan. During the twenty-six week periods ended March 26, 2005 and March 27, 2004, the Company contributed $51 and $55, respectively, to its defined benefit pension plan.

During the thirteen-week periods ended March 26, 2005 and March 27, 2004, the Company contributed $72 and $22, respectively, to its post-retirement benefit plan. During the twenty-six week periods ended March 26, 2005 and March 27, 2004, the Company contributed $148 and $33, respectively, to its post-retirement benefit plan.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollars in thousands)

10.    Segment Information

The Company has operations in the United States, Europe and Canada. The following is a summary by geographic region:

	Thirteen weeks ended March 26, 2005		Thirteen weeks ended March 27, 2004
	Net Sales	Earnings Before Income Taxes	Net Sales	Earnings Before Income Taxes
United States	$114,791	$(1,913)	$112,120	$8,819
Europe	2,029	36	1,604	67
Canada	16,986	2,617	15,962	2,276
Total	$133,806	$740	$129,686	$11,162

	Twenty-six weeks ended March 26, 2005		Twenty-six weeks ended March 27, 2004
	Net Sales	(Loss) Earnings Before Income Taxes	Net Sales	Earnings (Loss) Before Income Taxes

United States	$180,638	$(5,641)	$182,116	$11,594
Europe	3,207	16	2,994	(17)
Canada	32,007	4,427	28,991	3,899
Total	$215,852	$(1,198)	$214,101	$15,476

	Identifiable Assets
	March 26, 2005	September 25, 2004

United States	$456,736	$410,801
Europe	6,865	6,432
Canada	73,005	66,004
Total	$536,606	$483,237

11.    Commitments and Contingencies

The Company is involved in lawsuits and claims, including certain environmental matters, arising out of the normal course of its business. In the opinion of management, the ultimate amount of liability, if any, under pending litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows. During the thirteen weeks ended March 26, 2005, the Company entered into a purchase supply contract that establishes certain future minimum purchase commitments associated with its operations. The future minimum purchases under this contract require the Company to purchase goods amounting to $2,936 within one year from the effective date.

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

Overview

Ames True Temper, Inc. is a leading North American manufacturer and marketer of non-powered lawn and garden tools and accessories. We offer the following 11 distinct product lines with over 5,000 active SKUs: long handle tools, wheelbarrows, decorative accessories, garden hoses, hose reels, lawn carts, pots and planters, pruning tools, repair handles, snow tools and striking tools. We sell our products primarily in the U.S. and Canada through (1) retail centers, including home centers and mass merchandisers, (2) wholesale chains, including hardware stores and garden centers, and (3) industrial distributors. References to fiscal 2004 are to the 52-week period that is combined from the thirteen-week period ended September 25, 2004 with the 39-week period ended June 27, 2004 for the Predecessor. All entities and assets owned by ATT Holding Co. and financial results prior to June 28, 2004 are referred to collectively as the "Predecessor."

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

(b)	we issued $150.0 million of 10% senior subordinated notes, as described in "Debt and Other Obligations;" and

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

Results of Operations

Thirteen weeks ended March 26, 2005 compared to thirteen weeks ended March 27, 2004

Net Sales.    Net sales for the thirteen-week period ended March 26, 2005 increased $4.1 million, or 3.2%, to $133.8 million compared to $129.7 million for the thirteen weeks ended March 27, 2004. Overall net sales increased primarily from increases in sales prices.

Gross Profit.    Gross profit for the thirteen weeks ended March 26, 2005 decreased $4.1 million to $33.1 million from $37.2 million for the thirteen weeks ended March 27, 2004. This decrease was due to the increase in commodity costs, primarily steel and resin, partially offset by cost saving measures and increased sales prices. Gross profit as a percentage of net sales decreased to 24.7% from 28.7% during this period.

Selling, General and Administrative ("SG&A") Expenses.    SG&A expenses for the thirteen weeks ended March 26, 2005 increased $0.5 million to $20.9 million from $20.4 million for the thirteen weeks ended March 27, 2004. The increase relates primarily to an increase in distribution expenses as a result of the expansion of our largest distribution center and increased depreciation expenses as a result of the write-up to fair value of assets as a result of the sale of our company to affiliates of Castle Harlan.

Amortization of Intangible Assets.    During the thirteen weeks ended March 26, 2005, we recorded $0.5 million in amortization expense, as compared to $1.1 million during the thirteen week period ended March 27, 2004. This decrease was due to the acquisition by affiliates of Castle Harlan, which reflects a change in valuation and lives of the assets.

Interest Expense.    Interest expense for the thirteen weeks ended March 26, 2005 increased $8.5 million to $11.0 million from $2.5 million during the thirteen weeks ended March 27, 2004. The increase was a result of increased debt in connection with the acquisition by affiliates of Castle Harlan and the write off of $4.1 million of deferred financing fees as a result of the repayment of the Term Loan B under the Senior Secured Credit Facility in connection with the issuance of the Senior Floating Rate Notes.

Other Expense.    Other expense during the thirteen weeks ended March 27, 2004 was $2.0 million, primarily related to the reversal of income from anti-dumping duties.

Income Tax Expense.    Income tax expense for the thirteen weeks ended March 26, 2005 was $0.5 million, or approximately 67% of income before taxes. Income tax expense for the thirteen weeks ended March 27, 2004 was $4.2 million, or approximately 37% of income before taxes. At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis. The tax effect of significant unusual items is reflected in the period in which they occur. The increase in the effective tax rate was due to a mixture of tax benefit domestically combined with a tax expense in our Canadian and Irish subsidiaries and a reduction in our effective tax rate estimated for the full fiscal year, which caused a recapture of a portion of the income tax benefit for the thirteen weeks ended December 25, 2004.

Twenty-six weeks ended March 26, 2005 compared to twenty-six weeks ended March 27, 2004

Net Sales.    Net sales for the twenty-six week period ended March 26, 2005 increased $1.8 million, or 0.8%, to $215.9 million compared to $214.1 million for the twenty-six weeks ended March 27, 2004. Overall net sales increased primarily from increases in sales prices, partially offset by a sales volume decline in the twenty-six weeks ended March 26, 2005. The sales volume decline was driven by a decrease in snow tool sales as a result of less snowfall as compared to the prior year period.

Gross Profit.    Gross profit for the twenty-six weeks ended March 26, 2005 decreased $5.7 million to $54.2 million from $59.9 million for the twenty-six weeks ended March 27, 2004. This decrease was primarily due to the increase in commodity costs, primarily steel and resin and the decrease in sales related to snow tools. Gross profit as a percentage of net sales decreased to 25.1% from 28.0% during this period.

Selling, General and Administrative ("SG&A") Expenses.    SG&A expenses for the twenty-six weeks ended March 26, 2005 increased $0.4 million to $37.5 million from $37.1 million for the twenty-six weeks ended March 27, 2004. The increase relates primarily to an increase in distribution expenses as a result of the expansion of our largest distribution center and increased depreciation expenses as a result of the write-up to fair value of assets as a result of the sale of our company to affiliates of Castle Harlan.

Amortization of Intangible Assets.    During the twenty-six weeks ended March 26, 2005, we recorded $0.9 million in amortization expense, as compared to $2.2 million during the twenty-six week period ended March 27, 2004. This decrease was due to the acquisition by affiliates of Castle Harlan, which reflects a change in valuation and lives of the assets.

Interest Expense.    Interest expense for the twenty-six weeks ended March 26, 2005 increased $12.2 million to $17.2 million from $5.0 million during the twenty-six weeks ended March 27, 2004. The increase was a result of increased debt in connection with the acquisition by affiliates of Castle Harlan and the write off of $4.1 million of deferred financing fees as a result of the repayment of the Term Loan B under the Senior Secured Credit Facility in connection with the issuance of the Senior Floating Rate Notes.

Other Income.    Other income for the twenty-six weeks ended March 26, 2005 was $0.2 million and was primarily due to gains on foreign currency exchange. Other expense during the twenty-six weeks ended March 27, 2004 was $0.1 million related to non-operating expenses, partially offset by gains on foreign currency exchange.

Income Tax (Benefit) Expense.    Income tax benefit for the twenty-six weeks ended March 26, 2005 was $0.3 million, or approximately 27% of loss before taxes. Income tax expense for the twenty-six weeks ended March 27, 2004 was $5.8 million, or approximately 37% of income before taxes. At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis. The tax effect of significant unusual items is reflected in the period in which they occur. The decrease in the effective tax rate was due to a mixture of tax benefit domestically combined with a tax expense in our Canadian and Irish subsidiaries.

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

Cash Flows

Cash used in operating activities for the twenty-six weeks ended March 26, 2005 was $27.7 million, compared to a cash use of $30.1 million for the period ended March 27, 2004. During our first two quarters of the fiscal year, we typically use our revolving loan facility to fund our seasonal build of inventory. Cash used in investing activities of $3.5 million and $2.1 million for the twenty-six week periods ended March 26, 2005 and March 27, 2004, respectively, was due primarily to the purchase of fixed assets. Cash provided by financing activities was $30.4 million and $31.9 million for the twenty-six week periods ended March 26, 2005 and March 27, 2004, respectively. During the period ended March 26, 2005, the proceeds were due to the borrowings under the revolving credit facility and the result of the issuance of the Senior Floating Rate Notes, which included the repayment of the

Term Loan B under the Senior Secured Credit Facility and the payment of debt issuance costs. During the period ended March 27, 2004, the proceeds were due primarily to debt borrowings under revolving credit facility, partially offset by repayments of long-term debt.

Debt and Other Obligations

Senior Secured Credit Facility

On June 28, 2004, we entered into a $215.0 million senior credit facility with various banks, financial institutions and other lenders. The senior credit facility consists of a $140.0 million term loan B facility, which matures on June 28, 2011, and a $75.0 million revolving credit facility, which matures on June 28, 2010. On January 14, 2005, simultaneously with the completion of the offering of the Senior Floating Rate Notes referred to below, we repaid the term loan in full and entered into an amendment (the "Amendment") to the terms of the senior credit facility. As of March 26, 2005, we had a draw on the revolving portion of our senior credit facility of $31.3 million, with $1.6 million of letters of credit outstanding. At March 26, 2005, based on the borrowing base calculation, the revolver limit was $75.0 million, with $42.1 million available under the revolving credit facility. The weighted average interest rate for the revolving credit facility at March 26, 2005 was 5.97%.

The interest rates applicable to the senior credit facility as of March 26, 2005 (other than in respect of swing-line loans) were the Eurodollar Rate plus the Applicable Rate, or at our option, the Alternate Base Rate plus the Applicable Rate. The "Alternate Base Rate" means the higher of (i) the floating rate of interest announced from time to time by Bank of America N.A as its "prime rate" or (ii) the Federal Funds rate plus 50 basis points per annum. The "Eurodollar Rate" means the rate per annum equal to the rate determined by the administrative agent to be the offered rate that appears on the Telerate Screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars. With respect to the revolving credit facility (including swing line loans), the "Applicable Rate" means (i) until December 28, 2004, 3.00% per annum, in the case of Eurodollar Rate loans, and 2.00% per annum, in the case of Alternate Base Rate advances, and (ii) thereafter, a percentage per annum to be determined in accordance with a pricing grid based on the leverage ratio. With respect to the term loan B, the Applicable Rate means 2.75% per annum in the case of a LIBOR-rate loan, and 1.75% per annum in the case of an Alternate Base Rate loan.

Certain customary fees would have been payable to the lenders and the agents under the senior secured credit facility, including without limitation, a commitment for our revolving credit facility and letter of credit fees. The senior credit facility contained various affirmative and negative covenants customary for similar credit facilities (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions on: liens, loans, acquisitions, mergers, sales, transfers, dividends, distributions, changes in the nature of our business, transactions with affiliates and capital expenditures. In addition, the Senior Secured Credit Facility, as amended, requires that the Company meet certain financial covenant tests, including without limitation: the maintenance of a minimum EBITDA of $41.0 million and the maintenance of a minimum fixed charge coverage ratio (defined as EBITDA less capital expenditures to cash taxes plus cash interest expense plus scheduled principal payments and prepayments plus dividends and distributions on equity) of 1.00:1.00.

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

As of March 26, 2005, we were in compliance with all of our financial covenants. The senior secured credit facility contains customary events of default (subject to customary exceptions,

thresholds and grace periods), including, without limitation: nonpayment of principal, interest, fees and failure to perform or observe certain covenants.

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

Senior Floating Rate Notes

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

We pay interest on the Senior Floating Rate Notes quarterly in cash, in arrears, on January 15, April 15, July 15 and October 15 at a rate per annum, reset quarterly, equal to LIBOR plus 4.0%,

starting on April 15, 2005. The indenture governing the Senior Floating Rate Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting our ability and the ability of our restricted subsidiaries to borrow money, guarantee debt or sell preferred stock, create liens, pay dividends on or redeem or repurchase stock, make specified types of investments, sell stock in our restricted subsidiaries, restrict dividends or other payments from restricted subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies.

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

On March 25, 2005 we filed a registration statement with respect to new notes having substantially identical terms as the original notes, as part of an offer to exchange registered notes for the privately issued original Senior Floating Rate Notes. The new notes evidence the same debt as the original Senior Floating Rate Notes, are entitled to the benefits of the indenture governing the original Senior Floating Rate Notes and are treated under the indenture as a single class with the original notes. We expect the exchange offer to be completed during our third quarter, which ends on June 25, 2005.

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

The interest rate swaps are accounted for in accordance with Statement of Financial Accounting Standard ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, "SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. As of March 26, 2005, the interest rates swaps were recorded as an asset of $1.9 million. The swaps are accounted for as cash flow hedges, therefore, we have recorded changes in fair value in accumulated other comprehensive income of $1.2 million, net of deferred tax of $0.7 million.

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

We are subject to changes in interest rates, foreign currency exchange rates and certain commodity prices. Our primary market risk is interest rate exposure with respect to our floating rate debt. The initial interest rate of the Senior Floating Rate Notes at closing was 6.64%. In connection with the offering of the Senior Floating Rate Notes, we entered into two interest rate swaps. These swaps effectively fix the interest rate of the Senior Floating Rate Notes at notional amounts of $150.0 million for two years beginning January 15, 2006, subsequently amortizing at a rate of $50.0 million per year until the maturity in 2010. See "Management's Discussion and Analysis of Financial Condition and Results of OperationsDebt and Other ObligationsSenior Floating Rate Notes" and "Interest Rate Swaps."

We conduct foreign operations in Canada and Ireland and utilize international suppliers and manufacturers. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of March 26, 2005 to be material.

We purchase certain raw materials such as resin, steel, and wood that are subject to price volatility caused by unpredictable factors. Where possible, we employ fixed rate raw material purchase contracts and customer price adjustments to help us to manage this risk. We do not currently use derivatives to manage raw materials risk.

Item 4.    Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no changes in our internal controls that have affected or are reasonably likely to affect our internal control over financial reporting.

PART II. OTHER INFORMATION AND SIGNATURE

Item 1.    Legal Proceedings

From approximately 1993 through 1999, we manufactured and sold 647,000 wheelbarrows with poly wheel hubs. Various claims were submitted, and lawsuits filed, to recover for injuries sustained while inflating tires on these wheelbarrows. In 2002, we participated in a voluntary "fast track" recall of these wheelbarrows with the Consumer Product Safety Commission. We again voluntarily recalled these wheelbarrows in June 2004 in cooperation with the Consumer Product Safety Commission. However, less than 1% of the total products sold were returned, leaving an unknown number in service. To date, we have received 28 claims involving this product, of which 25 claims have been resolved. Of the three remaining open claims, we have not been named as a defendant in any lawsuits. This action is being defended by a former owner in accordance with the indemnification provisions of the purchase agreement pursuant to which the Predecessor was purchased. Although we believe that we have sufficient insurance coverage in place to cover this lawsuit, an adverse finding against us may exceed the limits of our coverage.

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

AMES TRUE TEMPER, INC.

Date: May 9, 2005

Judy Schuchart Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

AMES TRUE TEMPER, INC.

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.