Form 10-Q
period 2005-06-25
Ames True Temper, Inc.
filed 2005-08-08
CIK 1297756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 25, 2005

OR

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 333-118086

AMES TRUE TEMPER, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2335400 (I.R.S. Employer Identification No.)

465 Railroad Avenue, Camp Hill, Pennsylvania (Address of principal executive offices)	17011 (Zip Code)

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

Yes      No

As of August 8, 2005, the Registrant had 1,000 shares of its common stock, $1.00 par value, outstanding.

ATT HOLDING CO.

INDEX

		Page No.
Part I. Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets of ATT Holding Co. as of June 25, 2005 (unaudited) and as of September 25, 2004	1
	Condensed Consolidated Statements of Operations of ATT Holding Co. for the thirteen week periods ended June 25, 2005 and June 27, 2004 (Predecessor) – unaudited	2
	Condensed Consolidated Statements of Operations of ATT Holding Co. for the thirty-nine week periods ended June 25, 2005 (unaudited) and June 27, 2004 (Predecessor)	3
	Condensed Consolidated Statements of Cash Flows of ATT Holding Co. for the thirty-nine weeks ended June 25, 2005 (unaudited) and June 27, 2004 (Predecessor)	4
	Notes to Consolidated Condensed Financial Statements – unaudited	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	20
Part II. Other Information and Signature
Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security-Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
Signature		22

Item 1.    Financial Statements

ATT Holding Co.
Condensed Consolidated Balance Sheets
(In Thousands)

	June 25, 2005	September 25, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,494	$1,250
Trade receivables, net	95,854	57,904
Inventories	86,407	98,217
Deferred income taxes	3,929	4,387
Prepaid expenses and other current assets	6,846	6,289
Total current assets	194,530	168,047
Property, plant and equipment, net	61,402	63,677
Pension asset	673	247
Intangibles, net	81,203	82,291
Goodwill	158,321	156,563
Other noncurrent assets	12,012	12,412
Total assets	$508,141	$483,237
Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$38,186	$28,926
Accrued expenses and other current liabilities	37,062	30,278
Revolving loan	2,900	6,300
Current portion of long-term debt	—	1,400
Total current liabilities	78,148	66,904
Deferred income taxes	23,749	26,010
Long-term debt	299,299	288,600
Other liabilities	12,153	10,334
Total liabilities	413,349	391,848
Stockholders' equity:
Preferred stock-Series A	—	—
Common stock-Class A	—	—
Common stock-Class B	—	—
Additional paid-in capital	110,500	110,500
Predecessor basis adjustment	(13,539)	(13,539)
Retained earnings deficit	(5,088)	(7,820)
Accumulated other comprehensive income	3,084	2,248
	94,957	91,389
Treasury stock, at cost	(165)	—
Total stockholders' equity	94,792	91,389
Total liabilities and stockholders' equity	$508,141	$483,237

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(In Thousands)

		Predecessor
	Thirteen weeks ended June 25, 2005	Thirteen weeks ended June 27, 2004
	(Unaudited)

Net sales	$144,780	$141,342

Cost of goods sold	109,931	102,029
Gross profit	34,849	39,313

Selling, general, and administrative expenses	21,425	21,687
Gain on disposal of fixed assets	(59)	(4,791)
Amortization of intangible assets	447	1,085
Special charges	—	784
Operating income	13,036	20,548

Interest expense	7,590	2,574
Other expense	305	141
Income before taxes	5,141	17,833

Income tax expense	1,531	8,142
Net income	$3,610	$9,691

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(In Thousands)

		Predecessor
	Thirty-nine weeks ended June 25, 2005	Thirty-nine weeks ended June 27, 2004
	(unaudited)

Net sales	$360,632	$355,443

Cost of goods sold	271,650	256,248
Gross profit	88,982	99,195

Selling, general, and administrative expenses	58,976	58,808
Gain on disposal of fixed assets	(104)	(4,786)
Amortization of intangible assets	1,307	3,303
Special charges	—	799
Operating income	28,803	41,071

Interest expense	24,777	7,563
Other expense	83	199
Income before taxes	3,943	33,309

Income tax expense	1,211	13,928
Net income	$2,732	$19,381

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Cash Flows
(In Thousands)

		Predecessor
	Thirty-nine weeks ended June 25, 2005	Thirty-nine weeks ended June 27, 2004
	(unaudited)
Operating activities
Net income	$2,732	$19,381
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	7,380	5,953
Amortization of intangible assets	1,307	3,303
Amortization of loan fees	5,887	661
Amortization of bond discount	49	—
Provision for deferred taxes	(1,152)	5,281
Provision for bad debts	136	(95)
Noncash interest expense	264	206
Gain on sale of fixed assets	(104)	(4,786)
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(38,154)	(40,754)
Inventories	11,810	(18,737)
Prepaid expenses and other assets	(1,668)	(21)
Accounts payable	9,260	14,588
Accrued expenses	7,553	219
Other liabilities	(1,139)	511
Net cash provided by (used in) operating activities	4,161	(14,290)

Investing activities
Acquisition of businesses, net of cash received	(225)	(236)
Purchase of fixed assets	(5,510)	(4,219)
Proceeds from sale of fixed assets	517	5,095
Net cash (used in) provided by investing activities	(5,218)	640

Financing activities
Repayments of long-term debt	(140,000)	(15,731)
Borrowings on long-term debt	149,250	—
(Payments) borrowings on revolver, net	(3,400)	28,380
Debt issuance costs	(4,454)	—
Purchase of treasury stock, net	(165)	—
Net cash provided by financing activities	1,231	12,649
Effect of exchange rate changes on cash	70	216
Change in cash and cash equivalents	244	(785)
Cash and cash equivalents at beginning of period	1,250	1,688
Cash and cash equivalents at end of period	$1,494	$903

See accompanying notes.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. The accompanying financial information reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. As our business has historically been seasonal, the results of operations for the thirteen-week and thirty-nine week periods ended June 25, 2005 are not necessarily indicative of the results to be expected for the full fifty-three week fiscal year ending October 1, 2005. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto in the financial statements for the year ended September 25, 2004, which is included in the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 2004.

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

The purchase price of the acquisition allocated to the fair market value of inventory acquired resulted in an increase in cost of goods sold of approximately $90 for the thirty-nine weeks ended June 27, 2004. That amount represents the manufacturing profits acquired. This business was acquired to increase the Predecessor's market share and gain access to the operations in China.

On June 28, 2004, the Company completed the sale of all outstanding common and preferred stock of the Predecessor to affiliates of Castle Harlan, Inc., a private equity group. CHATT Holdings, Inc., the "buyer", and CHATT Holdings LLC, the "buyer parent", were created to make the acquisition of the Company. Approximately 87% of the equity interests of the buyer parent are owned by affiliates of Castle Harlan, and the remainder was issued to members of our management who held capital stock

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (CONTINUED)
(Unaudited)
(Dollars in thousands)

in the Predecessor, in lieu of cash consideration that they otherwise would have been entitled to receive in the acquisition. In addition, certain members of management that did not hold equity in the Predecessor purchased an equity interest in the buyer parent for cash.

All acquisitions were accounted for using the purchase method. The allocation of the purchase price associated with the acquisitions has been determined by the Company based upon available information.

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

4. Restructuring and Purchase Accounting

In connection with the acquisition of the Predecessor on June 28, 2004, the Company began to assess and formulate an exit and restructuring plan that includes reductions of workforce, facility closures and changes in business strategies. This exit and restructuring plan is intended to increase operating efficiencies. At June 28, 2004, the Company recorded a liability of $4,782 related to the reductions of workforce and facility closures and $4,795 related to changes in business strategies for a product line. Adjustments have been made to these reserves as the cost estimates are refined and finalized. The Company expects to complete the implementation of these plans within the next three years. During the period ended June 25, 2005, the Company obtained additional information and refined the estimate for the reductions of workforce and facility closures, which resulted in a decrease to the restructuring reserve and a corresponding decrease to goodwill.

At June 25, 2005, the remaining restructuring reserves of $6,862 were included in accrued expenses and other current liabilities and other liabilities and relate to portions of the exit plans that are not yet completed. Changes to the restructuring reserves are as follows:

Balance as of September 25, 2004	$9,498
Accretion of Interest	263
Expense Items	11
Purchase Accounting Adjustments	(2,047)
Payments	(863)
Balance as of June 25, 2005	$6,862

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (CONTINUED)
(Unaudited)
(Dollars in thousands)

5. Other Comprehensive Income

	Thirteen weeks ended June 25, 2005	Thirteen weeks ended June 27, 2004
Net income	$3,610	$9,691
Other comprehensive income:
Currency translation adjustment	(877)	(350)
Minimum Pension Liability	—	(53)
Fair value adjustment of swaps	(1,991)	—
Comprehensive income	$742	$9,288

	Thirty-nine weeks ended June 25, 2005	Thirty-nine weeks ended June 27, 2004
Net income	$2,732	$19,381
Other comprehensive income:
Currency translation adjustment	1,620	217
Minimum Pension Liability	—	(53)
Fair value adjustment of swaps	(786)	—
Comprehensive income	$3,566	$19,545

6. Goodwill and Other Intangibles

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to test goodwill and indefinite lived intangible assets for impairment on at least an annual basis. There can be no assurance that future impairment tests will not result in a charge to earnings. There were additions to goodwill during the period ended June 25, 2005, which reflect additional payments the Company made to third-parties related to the acquisition of the Company. During the period ended June 25, 2005, the Company obtained additional information and refined the estimates relating to the restructuring reserves and certain legal matters. Additionally, during the period ended June 25, 2005, the Company recorded a final working capital adjustment related to the sale of the Company, which resulted in an increase in Goodwill of $921.

The cost of other acquired intangible assets, including primarily customer relationships and covenants not to compete, is amortized on a straight-line basis over the estimated lives of 2 to 10 years. Amortization of other intangibles amounted to $447 and $1,307 for the thirteen and thirty-nine weeks ended June 25, 2005. The estimated aggregate amortization expense for each of the succeeding periods is as follows: $447 for the remainder of fiscal 2005; $1,807 in fiscal 2006; $1,345 in fiscal 2007; $1,266 in fiscal 2008; $1,079 in fiscal 2009 and $5,439 thereafter.

The changes in carrying amount of goodwill for the period ended June 25, 2005 are as follows:

Goodwill at September 25, 2004	$156,563
Additions	568
Revision of purchase price allocation	(1)
Currency translation adjustments	1,191
Goodwill at June 25, 2005	$158,321

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (CONTINUED)
(Unaudited)
(Dollars in thousands)

The following table reflects the components of intangible assets other than goodwill:

	June 25, 2005	September 25, 2004
Finite lived intangible assets:
Technology (patents)	$984	$984
Non-compete agreements	883	885
Customer relationships	11,256	11,209
	13,123	13,078
Accumulated amortization:
Technology (patents)	(269)	(68)
Non-compete agreements	(392)	(99)
Customer relationships	(1,125)	(310)
	(1,786)	(477)
Net finite lived intangible assets	11,337	12,601

Indefinite lived intangible assets:
Trade names	69,866	69,690
Total Intangibles, net	$81,203	$82,291

Only amounts of acquired goodwill from acquisitions made by the Predecessor are expected to be deductible for income tax purposes.

7. Inventories

Inventories are as follows:

	June 25, 2005	September 25, 2004
Finished goods	$54,840	$65,291
Work in process	17,046	18,729
Raw materials	23,455	22,595
	95,341	106,615
Less inventory reserves	(8,934)	(8,398)
	$86,407	$98,217

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

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (CONTINUED)
(Unaudited)
(Dollars in thousands)

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

The Senior Floating Rate Notes, issued at a 0.5% discount, bear interest at a floating rate per annum, reset quarterly, equal to LIBOR plus 4%, which was 7.14% at June 25, 2005. The Senior Floating Rate Notes pay interest quarterly in cash in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on April 15, 2005. The Senior Floating Rate Notes mature on January 15, 2012, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the Indenture. The Company guarantees the Senior Floating Rate Notes.

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

The Company has accounted for the interest rate swaps in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities,

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (CONTINUED)
(Unaudited)
(Dollars in thousands)

as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, "SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. As of June 25, 2005, the interest rate swaps were recorded as a liability of $1,268. The Company has accounted for the swaps as cash flow hedges and has recorded changes in fair value of $786 in accumulated other comprehensive income, net of deferred taxes of $482.

Amounts outstanding under the revolving credit facility were $2,900 and $6,300 as of June 25, 2005 and September 25, 2004, respectively. The Company had letters of credit outstanding totaling $1,610 and $960 as of June 25, 2005 and September 25, 2004, respectively. The total amount available under the revolving credit facility at June 25, 2005 and September 25, 2004 was $70,490 and $67,740, respectively. The weighted average interest rate for the revolving credit facility at June 25, 2005 was 8.0%.

Total indebtedness is as follows:

	June 25, 2005	September 25, 2004
Senior Secured Credit Facility:
Revolving loan facility, expires 2010	$2,900	$6,300
Term Loan B, due 2011	—	140,000
Senior Floating Rate Notes, due 2012	150,000	—
Less unaccreted discount	(701)	—
10% Senior Subordinated Notes, due 2012	150,000	150,000
Total debt	302,199	296,300
Less short-term revolving loan facilities	(2,900)	(6,300)
Current portion of long-term debt	—	(1,400)
Long-term debt	$299,299	$288,600

The Senior Secured Credit Facility, as amended, and the Senior Subordinated Notes contain various affirmative and negative covenants customary for similar credit facilities (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions (with exceptions) on: liens; debt; loans, acquisitions, joint ventures and other investments; mergers and consolidations, sales, transfers and other dispositions of property or assets; dividends, distributions, redemptions and other restricted payments; changes in the nature of the Company's business; transactions with affiliates; and prepayment, redemption or repurchase of certain debt. In addition, the Senior Secured Credit Facility, as amended, requires that the Company meet certain financial covenant tests, including without limitation: the maintenance of a minimum EBITDA of $41.0 million and the maintenance of a minimum fixed charge coverage ratio (defined as EBITDA less capital expenditures to cash taxes plus cash interest expense plus scheduled principal payments and prepayments plus dividends and distributions on equity) of 1.00:1.00. As of June 25, 2005, the Company was in compliance with all applicable debt covenants.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (CONTINUED)
(Unaudited)
(Dollars in thousands)

9. Pension and Other Postretirement Benefits

	Pension Benefits		Other Benefits
	Thirteen weeks ended		Thirteen weeks ended
	June 25,	June 27,	June 25,	June 27,
	2005	2004	2005	2004
Service Cost	$827	$704	$6	$7
Interest Cost	1,604	1,475	37	38
Expected return on plan assets	(2,460)	(2,146)	—	—
Amortization of prior service cost	1	6	—	—
Amortization of unrecognized net loss (gain)	66	(23)	—	—
Net periodic benefit cost	$38	$16	$43	$45

	Pension Benefits		Other Benefits
	Thirty-nine weeks ended		Thirty-nine weeks ended
	June 25,	June 27,	June 25,	June 27,
	2005	2004	2005	2004
Service Cost	$2,486	$2,206	$18	$19
Interest Cost	4,818	4,593	111	116
Expected return on plan assets	(7,392)	(7,029)	—	—
Amortization of prior service cost	3	19	—	—
Amortization of unrecognized net loss	201	340	—	—
Net periodic benefit cost	$116	$129	$129	$135

Employer Contributions

During the thirteen-week periods ended June 25, 2005 and June 27, 2004, the Company contributed $22 and $34, respectively, to its defined benefit pension plan. During the thirty-nine week periods ended June 25, 2005 and June 27, 2004, the Company contributed $73 and $106, respectively, to its defined benefit pension plan.

During the thirteen-week periods ended June 25, 2005 and June 27, 2004, the Company contributed $89 and $64, respectively, to its post-retirement benefit plan. During the thirty-nine week periods ended June 25, 2005 and June 27, 2004, the Company contributed $237 and $97, respectively, to its post-retirement benefit plan.

10. Segment Information

The Company has operations in the United States, Europe and Canada. The following is a summary by geographic region:

	Thirteen weeks ended June 25, 2005		Thirteen weeks ended June 27, 2004
	Net Sales	Earnings Before Income Taxes	Net Sales	Earnings Before Income Taxes
United States	$126,840	$3,661	$125,349	$15,888
Europe	1,879	49	2,411	364
Canada	16,061	1,431	13,582	1,581
Total	$144,780	$5,141	$141,342	$17,833

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  — (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Thirty-nine weeks ended June 25, 2005		Thirty-nine weeks ended June 27, 2004
	Net Sales	Earnings Before Income Taxes	Net Sales	Earnings Before Income Taxes
United States	$307,478	$(1,980)	$307,465	$27,482
Europe	5,086	65	5,405	347
Canada	48,068	5,858	42,573	5,480
Total	$360,632	$3,943	$355,443	$33,309

	Identifiable Assets
	June 25, 2005	September 25, 2004
United States	$436,086	$410,801
Europe	6,054	6,432
Canada	66,001	66,004
Total	$508,141	$483,237

11. Commitments and Contingencies

The Company is involved in lawsuits and claims, including certain environmental matters, arising out of the normal course of its business. In the opinion of management, the ultimate amount of liability, if any, under pending litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows. During the period ended June 25, 2005, the Company entered into a purchase supply contract that establishes certain future minimum purchase commitments associated with its operations. The future minimum purchases under this contract require the Company to purchase goods amounting to $2,936 within one year from the effective date.

12. Subsequent Event

On July 19, 2005, the Company entered into a $2,700 Term Note, Loan and Security Agreement and Subordination Agreement with a Lender. This note is payable on monthly installments over five years. The interest rate per annum is equal to 2.5% and secured by certain collateral, which was agreed to by the Administrative Agent of the Senior Secured Credit Facility.

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

Overview

Ames True Temper, Inc. is a leading North American manufacturer and marketer of non-powered lawn and garden tools and accessories. We offer the following 11 distinct product lines with over 4,100 active SKUs: long handle tools, wheelbarrows, decorative accessories, garden hoses, hose reels, lawn carts, pots and planters, pruning tools, repair handles, snow tools and striking tools. We sell our products primarily in the U.S. and Canada through (1) retail centers, including home centers and mass merchandisers, (2) wholesale chains, including hardware stores and garden centers, and (3) industrial distributors. References to fiscal 2004 are to the 52-week period that is combined from the thirteen-week period ended September 25, 2004 with the 39-week period ended June 27, 2004 for the Predecessor. All entities and assets owned by ATT Holding Co. and financial results prior to June 28, 2004 are referred to collectively as the "Predecessor."

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

The purchase price of the Predecessor from Wind Point Partners included a write-up to the fair market value of inventory acquired, which resulted in an increase in cost of goods sold of $10.1 million, or 2.3% of sales, during fiscal 2004. That amount represents the manufacturing profits acquired. Additionally, the purchase price allocated to the fair value of tradenames and finite lived intangible assets was $69.7 million and $13.1 million, respectively. Additionally, a net $34.7 million write-up was recorded to adjust fixed assets to fair value. Goodwill at June 25, 2005 was $158.2 million.

Results of Operations

Thirteen weeks ended June 25, 2005 compared to thirteen weeks ended June 27, 2004

Net Sales. Net sales for the thirteen-week period ended June 25, 2005 increased $3.5 million, or 2.5%, to $144.8 million compared to $141.3 million for the thirteen weeks ended June 27, 2004. Overall net sales increased primarily from increases in sales prices.

Gross Profit. Gross profit for the thirteen weeks ended June 25, 2005 decreased $4.5 million to $34.8 million from $39.3 million for the thirteen weeks ended June 27, 2004. This decrease was primarily due to the increase in commodity costs, primarily steel and resin, partially offset by increased sales prices. Gross profit as a percentage of net sales decreased to 24.1% from 27.8% during this period.

Selling, General and Administrative ("SG&A") Expenses. SG&A expenses for the thirteen weeks ended June 25, 2005 decreased $0.3 million to $21.4 million from $21.7 million for the thirteen weeks ended June 27, 2004. The decrease relates primarily to cost savings initiatives partially offset by increased compensation expense and professional service fees attributable to public reporting requirements and increased depreciation expenses as a result of the write-up to fair value of assets as a result of the sale of our company to affiliates of Castle Harlan.

Gain on Disposal of Fixed Assets. During the thirteen weeks ended June 27, 2004, we recorded a gain of $4.8 million upon the sale of our idle distribution center in Davisville, WV and one of our manufacturing facilities in Parkersburg, WV.

Special Charges. Special charges of $0.8 million for the period ended June 27, 2004 reflects non-capitalizable transaction costs incurred in connection with our acquisition by an affiliate of Castle Harlan.

Amortization of Intangible Assets. During the thirteen weeks ended June 25, 2005, we recorded $0.4 million in amortization expense, as compared to $1.1 million during the thirteen-week period ended June 27, 2004. This decrease was due to the acquisition by affiliates of Castle Harlan, which reflects a change in valuation and lives of the assets.

Interest Expense. Interest expense for the thirteen weeks ended June 25, 2005 increased $5.0 million to $7.6 million from $2.6 million during the thirteen weeks ended June 27, 2004. The increase was a result of increased debt in connection with the acquisition by affiliates of Castle Harlan and the subsequent issuance of the Senior Floating Rate Notes.

Income Tax Expense. Income tax expense for the thirteen weeks ended June 25, 2005 was $1.5 million, or approximately 29.8% of income before taxes. Income tax expense for the thirteen weeks ended June 27, 2004 was $8.1 million, or approximately 45.7% of income before taxes. At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis. The tax effect of significant unusual items is reflected in the period in which they occur. The decrease in the effective tax rate was primarily due to the mixture of tax rates for domestic and foreign income. Additionally, during the thirteen weeks ended June 27, 2004, we incurred additional tax expense of $1.4 million due to a limitation of foreign tax credits related to our Canadian subsidiary, which resulted in a higher effective tax rate.

Thirty-nine weeks ended June 25, 2005 compared to thirty-nine weeks ended June 27, 2004

Net Sales. Net sales for the thirty-nine week period ended June 25, 2005 increased $5.2 million, or 1.5%, to $360.6 million compared to $355.4 million for the thirty-nine weeks ended June 27, 2004.

Overall net sales increased primarily from increases in sales prices, partially offset by a sales volume decline in the thirty-nine weeks ended June 25, 2005. The sales volume decline was driven by a decrease in snow tool sales as a result of less snowfall as compared to the prior year period.

Gross Profit. Gross profit for the thirty-nine weeks ended June 25, 2005 decreased $10.3 million to $88.9 million from $99.2 million for the thirty-nine weeks ended June 27, 2004. This decrease was primarily due to the increase in commodity costs, primarily steel and resin and the decrease in sales related to snow tools. Gross profit as a percentage of net sales decreased to 24.7% from 27.9% during this period.

Selling, General and Administrative ("SG&A") Expenses. SG&A expenses for the thirty-nine weeks ended June 25, 2005 increased $0.1 million to $58.9 million from $58.8 million for the thirty-nine weeks ended June 27, 2004. The increase relates primarily to an increase in distribution expenses as a result of the expansion of our largest distribution center, increased depreciation expenses as a result of the write-up to fair value of assets from the sale of our company to affiliates of Castle Harlan and increased compensation expense and professional service fees attributable to public reporting requirements, partially offset by cost savings initiatives.

Gain on Disposal of Fixed Assets. During the thirty-nine weeks ended June 27, 2004, we recorded a gain of $4.8 million on the sale of our idle distribution center in Davisville, WV and one of our manufacturing facilities in Parkersburg, WV.

Special Charges. Special charges of $0.8 million for the period ended June 27, 2004 reflects non-capitalizable transaction costs incurred in connection with our acquisition by an affiliate of Castle Harlan.

Amortization of Intangible Assets. During the thirty-nine weeks ended June 25, 2005, we recorded $1.3 million in amortization expense, as compared to $3.3 million during the thirty-nine week period ended June 27, 2004. This decrease was due to the acquisition by affiliates of Castle Harlan, which reflects a change in valuation and lives of the assets.

Interest Expense. Interest expense for thirty-nine weeks ended June 25, 2005 increased $17.2 million to $24.8 million from $7.6 million during the thirty-nine weeks ended June 27, 2004. The increase was a result of increased debt in connection with the acquisition by affiliates of Castle Harlan and the write off of $4.1 million of deferred financing fees as a result of the repayment of the Term Loan B under the Senior Secured Credit Facility in connection with the issuance of the Senior Floating Rate Notes.

Income Tax Expense. Income tax expense for the thirty-nine weeks ended June 25, 2005 was $1.2 million, or approximately 30.7% of income before taxes. Income tax expense for the thirty-nine weeks ended June 27, 2004 was $13.9 million, or approximately 41.8% of income before taxes. At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis. The tax effect of significant unusual items is reflected in the period in which they occur. The decrease in the effective tax rate was primarily due to a mixture of tax benefit domestically combined with a tax expense in our Canadian and Irish subsidiaries. Additionally, during the thirty-nine weeks ended June 27, 2004, we incurred additional tax expense of $1.4 million due to a limitation of foreign tax credits related to our Canadian subsidiary, which resulted in a higher effective tax rate.

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

Cash Flows

Cash provided by operating activities for the thirty-nine weeks ended June 25, 2005 was $4.2 million, compared to a cash use of $14.3 million for the period ended June 27, 2004. During our first two quarters of the fiscal year, we typically use our revolving loan facility to fund our seasonal build of inventory, while in the third quarter we begin to pay down the revolver as cash is collected from customers and inventory levels decrease. Cash used in investing activities of $5.2 million for the thirty-nine week periods ended June 25, 2005 was due primarily to the purchase of fixed assets, partially offset by proceeds from the sale of fixed assets. Cash provided by investing activities of $0.6 million for the thirty-nine week period ended June 27, 2004 was driven by proceeds of $5.1 million from the sale of our idle distribution center in Davisville, WV and one of our manufacturing facilities in Parkersburg, WV, partially offset by the purchase of fixed assets. Cash provided by financing activities was $1.2 million and $12.6 million for the thirty-nine week periods ended June 25, 2005 and June 27, 2004, respectively. During the period ended June 25, 2005, the proceeds were the result of the issuance of the Senior Floating Rate Notes, which included the repayment of the Term Loan B under the Senior Secured Credit Facility and the payment of debt issuance costs, partially offset the repayments under the revolving credit facility. During the period ended June 25, 2004, the proceeds were due primarily to debt borrowings under revolving credit facility, partially offset by repayments of long-term debt.

Debt and Other Obligations

Senior Secured Credit Facility

On June 28, 2004, we entered into a $215.0 million senior credit facility with various banks, financial institutions and other lenders. The senior credit facility consisted of a $140.0 million term loan B facility, which would have matured on June 28, 2011, and a $75.0 million revolving credit facility, which matures on June 28, 2010. On January 14, 2005, simultaneously with the completion of the offering of the Senior Floating Rate Notes referred to below, we repaid the term loan in full and entered into an amendment (the "Amendment") to the terms of the senior credit facility. As of June 25, 2005, we had a draw on the revolving portion of our senior credit facility of $2.9 million, with $1.6 million of letters of credit outstanding. At June 25, 2005, based on the borrowing base calculation, the revolver limit was $75.0 million, with $70.5 million available under the revolving credit facility. The weighted average interest rate for the revolving credit facility at June 25, 2005 was 8.0%.

The interest rates applicable to the senior credit facility as of June 25, 2005 (other than in respect of swing-line loans) were the Eurodollar Rate plus the Applicable Rate, or at our option, the Alternate Base Rate plus the Applicable Rate. The "Alternate Base Rate" means the higher of (i) the floating rate of interest announced from time to time by Bank of America N.A as its "prime rate" or (ii) the Federal Funds rate plus 50 basis points per annum. The "Eurodollar Rate" means the rate per annum equal to the rate determined by the administrative agent to be the offered rate that appears on the Telerate Screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars. With respect to the revolving credit facility (including swing line loans), the "Applicable Rate" means (i) until December 28, 2004, 3.00% per annum, in the case of Eurodollar Rate loans, and 2.00% per annum, in the case of Alternate Base Rate advances, and (ii) thereafter, a percentage per annum to be determined in accordance with a pricing grid based on the leverage ratio. With respect to the term loan B, the Applicable Rate means 2.75% per annum in the case of a LIBOR-rate loan, and 1.75% per annum in the case of an Alternate Base Rate loan.

Certain customary fees are payable to the lenders and the agents under the Senior Secured Credit Facility, as amended, including without limitation, a commitment for our revolving credit facility and letter of credit fees. The senior credit facility contains various affirmative and negative covenants customary for similar credit facilities (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions on: liens, loans, acquisitions, mergers, sales, transfers, dividends, distributions, changes in the nature of our business and transactions with affiliates In addition, the Senior Secured Credit Facility, as amended, requires that the Company meet certain financial covenant tests, including without limitation: the maintenance of a minimum EBITDA of $41.0 million and the maintenance of a minimum fixed charge coverage ratio (defined as EBITDA less capital expenditures to cash taxes plus cash interest expense plus scheduled principal payments and prepayments plus dividends and distributions on equity) of 1.00:1.00.

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

As of June 25, 2005, we were in compliance with all of our financial covenants. The senior secured credit facility contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation: nonpayment of principal, interest, fees and failure to perform or observe certain covenants.

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

Senior Floating Rate Notes

On January 14, 2005, we completed a private offering of $150.0 million principal amount at maturity of our Senior Floating Rate Notes due 2012, which was issued at a 0.5% discount. Net proceeds for the offering were used to repay our term loan B in full, repay a portion of our revolving credit facility and pay related fees and expenses. The Senior Floating Rate Notes are fully and unconditionally guaranteed by our parent on a senior unsecured basis. On March 25, 2005 we filed a registration statement with respect to new notes having substantially identical terms as the original notes, as part of an offer to exchange registered notes for the privately issued original Senior Floating Rate Notes. The new notes evidence the same debt as the original Senior Floating Rate Notes, are entitled to the benefits of the indenture governing the original Senior Floating Rate Notes and are treated under the indenture as a single class with the original notes. The exchange offer was completed on May 23, 2005.

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

Other Debt

On July 19, 2005, we entered into a $2.7 million Term Note, Loan and Security Agreement and Subordination Agreement with a Lender. This note is payable on monthly installments over five years. The interest rate per annum is equal to 2.5% and secured by certain collateral, which was agreed to by the Administrative Agent of the Senior Secured Credit Facility.

Interest Rate Swaps

In connection with the offering of the Senior Floating Rate Notes, on January 11, 2005, we entered into interest rate swaps (the "Swaps") with Bank of America, N.A. and Wachovia Bank, N.A to hedge variable interest rate debt. Pursuant to the Swap with Bank of America, N.A., which becomes effective on January 17, 2006, we will swap 3 month LIBOR rates for fixed interest rates of 4.31% on a notional amount of $100 million for the period from January 17, 2006 through January 15, 2008, approximately $66.7 million for the period from January 15, 2008 to January 15, 2009 and approximately $33.3 million for the period from January 15, 2009 through January 15, 2010.

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

The interest rate swaps are accounted for in accordance with Statement of Financial Accounting Standard ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, "SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. As of June 25, 2005, the interest rates swaps were recorded as a liability of $1.3 million. The swaps are accounted for as cash flow hedges; therefore, we have recorded changes in fair value as a loss component in accumulated other comprehensive income of $0.8 million, net of deferred tax benefit of $0.5 million.

Treasury Stock

Certain members of management own membership interests in CHATT Holdings LLC. CHATT Holdings LLC or CHAMES Holdings I LLC, a member of CHATT Holdings LLC, may, but are not required to, purchase all or a portion of these units from management within 180 days of their departure from the Company. The value of the membership interests repurchased is determined jointly by the Board of Directors of CHATT Holdings LLC and a committee comprised of our senior management. As of June 25, 2005, CHATT Holdings LLC held units of CHATT Holdings LLC purchased for $0.2 million, which was recorded as our Treasury Stock for accounting purposes, and had the option to repurchase the membership interests of certain former management employees.

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs, an amendment of ARB No. 43 Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal," as defined in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are in the process of reviewing SFAS 151 and have not determined the effects on the consolidated financial statements.

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

Our primary market risk is interest rate exposure with respect to our floating rate debt. The initial interest rate of the Senior Floating Rate Notes at June 25, 2005 was 7.14%. In connection with the offering of the Senior Floating Rate Notes, we entered into two interest rate swaps. These swaps effectively fix the interest rate of the Senior Floating Rate Notes at notional amounts of $150.0 million for two years beginning January 15, 2006, subsequently amortizing at a rate of $50.0 million per year until the maturity in 2010. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt and Other Obligations—Senior Floating Rate Notes" and "—Interest Rate Swaps." Until the interest rate swaps are effective, a 100 bps change in interest rates would impact us by $0.4 million for one fiscal quarter.

We conduct foreign operations in Canada and Ireland and utilize international suppliers and manufacturers. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of June 25, 2005 to be material.

We purchase certain raw materials such as resin, steel, and wood that are subject to price volatility caused by unpredictable factors. Where possible, we employ fixed rate raw material purchase contracts and customer price adjustments to help us to manage this risk. We do not currently use derivatives to manage raw materials risk.

Item 4.    Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no changes in our internal controls that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION AND SIGNATURE

Item 1.    Legal Proceedings

From approximately 1993 through 1999, we manufactured and sold 647,000 wheelbarrows with poly wheel hubs. Various claims were submitted, and lawsuits filed, to recover for injuries sustained while inflating tires on these wheelbarrows. In 2002, we participated in a voluntary "fast track" recall of these wheelbarrows with the Consumer Product Safety Commission. We again voluntarily recalled these wheelbarrows in June 2004 in cooperation with the Consumer Product Safety Commission. However, less than 1% of the total products sold were returned, leaving an unknown number in service. To date, we have received 29 claims involving this product, of which 25 claims have been resolved. Of the four remaining open claims, we have not been named as a defendant in any lawsuits. We have insurance coverage in place to cover potential claims against us related to these poly wheel hubs. It is possible that an adverse finding against us could exceed the limits of our coverage.

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

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

Exhibit 32.2	Certification of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

AMES TRUE TEMPER, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMES TRUE TEMPER, INC.
Date: August 8, 2005	/s/ Richard Dell
Richard Dell
Chief Executive Officer
(Principal Executive Officer
and Authorized Signatory)
Date: August 8, 2005	/s/ Troy W. Bryce
Troy W. Bryce
Chief Accounting Officer
(Principal Financial Officer)

AMES TRUE TEMPER, INC.

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.