Form 10-K
period 2005-10-01
Ames True Temper, Inc.
filed 2005-12-22
CIK 1297756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to __________________

Commission file number 333-118086

AMES TRUE TEMPER, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	22-2335400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
465 Railroad Avenue, Camp Hill, Pennsylvania	17011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (717) 737-1500

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No

As of December 22, 2005, the registrant had 1,000 shares of its common stock, $1.00 par value, outstanding.

Documents Incorporated by Reference

None

AMES TRUE TEMPER, INC.

FORM 10-K

YEAR ENDED OCTOBER 1, 2005

i

TERMS USED IN THIS FORM 10-K

Unless otherwise noted, or indicated by the context, in this Form 10-K the terms the ‘‘company,’’ ‘‘we,’’ ‘‘us,’’ ‘‘Ames True Temper’’ and ‘‘our’’ refer to Ames True Temper, Inc. and its subsidiaries and, for periods prior to June 27, 2004 our predecessor companies; the term ‘‘parent’’ refers to ATT Holding Co., the owner of 100% of our capital stock, which has no assets other than our capital stock; the term ‘‘Predecessor Company I’’ refers to the Company under the ownership of Wind Point Partners; and the term ‘‘Predecessor Company II’’ refers to Ames True Temper Group, a division of U.S. Industries, Inc. (‘‘USI’’). References to our fiscal years are to our parent’s 52 or 53 week period that generally ends on the Saturday nearest to September 30 of such year. ‘‘Fiscal 2004’’ is the 52-week period that is combined from the thirteen-week period ended September 25, 2004 with the 39-week period ended June 27, 2004 under Predecessor Company I; ‘‘fiscal 2003’’ is the 52-week period ended September 27, 2003 under Predecessor Company I and references to ‘‘fiscal 2002’’ are to the period from September 30, 2001 to January 13, 2002 under Predecessor Company II combined with the period from January 14, 2002 to September 28, 2002 under Predecessor Company I to form a 52-week period.

TRADEMARKS AND SERVICE MARKS

We own or have the rights to various trademarks, copyrights and trade names used in our business, including, but not limited to, the following: Ames™, Ames True Temper™, Ceramic-Lite™, Classic™, Dynamic Design™, Garant™, GardenScapes™, Homeowner™, IXL™, Jackson™, Kodiak™, Pony™, Site Safe™, Snow Plow™, True Temper™, Blue Max™, Polylam4™ and Woodings™. In addition, we have a limited license to use the Stanley™ trademark. This Form 10-K also includes trade names and trademarks of other companies. Our use or display of other parties’ trade names, trademarks or products is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, the trade name or trademark owners.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains ‘‘forward-looking statements’’ within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are ‘‘forward-looking statements’’ for purposes of federal and state securities laws. Forward-looking statements may include the words ‘‘may,’’ ‘‘will,’’ ‘‘plans,’’ ‘‘estimates,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘expects,’’ ‘‘intends’’ and similar expressions. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, among others, the following:

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

In June 2004, affiliates of Castle Harlan, Inc., a New York-based private-equity investment firm, together with certain of our employees, completed the acquisition of our company. In order to acquire our company, CHATT Holdings Inc., ‘‘the buyer’’, and CHATT Holdings LLC, ‘‘the buyer parent’’, were formed. Upon completion of the acquisition, affiliates of Castle Harlan, Inc. owned approximately 87% of the buyer-parent and management owned approximately 13%.

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

Our brands are among the most recognized across our primary product categories in the North American non-powered lawn and garden tools and accessories market. Our brand portfolio includes Ames, True Temper, Ames True Temper and Stanley (licensed from The Stanley Works), as well as contractor-oriented brands including Jackson, Kodiak and Pony. This strong portfolio of brands has allowed us to develop specific branding strategies tailored to each of our large retail customers, including The Home Depot, Lowe’s and Wal-Mart, which differentiates us from our competitors. We have long-standing relationships with the leading companies that sell our product categories.

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

The following is a description of each of our product lines:

•	Long Handle Tools: Our long handle tool product offering consists of shovels, spades, scoops, rakes, hoes, cultivators, weeders, post hole diggers, scrapers, edgers, forks and hooks. We offer numerous types of heads, including plastic and steel, and various handles manufactured from wood, engineered polymers and fiberglass. We currently offer over 1,700 SKUs in this category. To maximize our retail shelf space, we have developed specific branding strategies for our large retailers utilizing our strong portfolio of brand names. The Ames brand name is used at The Home Depot, while True Temper is sold at Lowe’s. To support Wal-Mart and others, we license the Stanley brand name. For all other retail and wholesale customers, we use the Ames True Temper brand name, except in Canada where we still market the Garant brand name. In addition to our main brand names, we also offer sub-brand names such as Classic and Homeowner to capture placement for ‘‘good,’’ ‘‘better’’ and ‘‘best’’ product price points. We also use sub-brands such as Blue Max, Kodiak, Pony and Site Safe under the Jackson Professional Tools brand in the industrial channel.

•	Wheelbarrows: We manufacture a full line of wheelbarrows, primarily under the True Temper, Jackson and Garant brand names. We offer both plastic and steel wheelbarrows at a full range of price points for a multitude of tasks.

•	Planters: With our acquisition of Dynamic Design, we became a supplier of plastic and foam flower pots, outdoor planters, window boxes, indoor planters and hanging baskets. We source most of our pots and planters line from lower cost manufacturing facilities, including facilities abroad. All of our pots and planters are sold under the Dynamic Design brand. Recently, for both indoor and outdoor use, we introduced the Ceramic-Lite series of polyurethane-molded planters and urns designed to look like glazed ceramic pots. We also added a new line of fiberglass pots and planters. Polylam4 ™, a new, innovative material, was introduced in 2005 with the successful launch of a new line of Polylam4 ™ planters.

•	Hose Reels: We sell rotating, portable, freestanding and swivel hose reels for the home gardener and industrial customer. Hose reels are designed to keep hoses from getting tangled, while providing compact storage of hoses when not in use. Our hose reels are available in portable, wheeled and wall-mount versions. We also offer a line of patio and deck hose reels. We sell our hose reels under the Ames brand name.

•	Snow Tools: We manufacture and distribute numerous types of snow tools, including shovels, pushers, roof rakes, sled scoops, and ice scrapers, with plastic, steel and aluminum heads. We sell these products under the Ames, Garant and True Temper brand names.

•	Striking Tools: We offer a wide range of striking tools, including axes, picks, mauls, wood splitters and sledgehammers. These products are sold under the Ames True Temper, Garant, Jackson and Woodings brand names.

•	Decorative Accessories: We offer a wide variety of plastic and wire garden accessories, including edging, fencing, splash blocks and trellises sold under the Ames brand.

•	Lawn Carts: Lawn carts typically are used for transporting everything from plants and mulches to garden debris, sticks and rocks. Lawn carts have molded-in tool holders for ease of carrying tools. Their flat bottom design is useful for carrying plants and easy dumping. Our lawn carts are marketed under the Ames brand.

•	Pruning Tools: We offer a broad line of pruning tools, including grass, pruning, lopping, hedge and pole pruning tools, as well as a variety of trimming saws and cutting tools, sold under the Ames True Temper brand.

•	Repair Handles: We manufacture an extensive line of repair handles for lawn and garden tools, such as long handle tools, snow tools and striking tools. Our repair handles are sold under our Garant and IXL brand names.

•	Garden Hoses: We supply light, medium and heavy-duty garden hoses under the Ames and Jackson brands.

In addition to the brands listed above, we also utilize unbranded products to capture the opening price point at major retailers. While this category does not generate significant revenues, it is an important part of our branding strategy. As an example, we use opening price point products for our long handle tools to strengthen the position of that category’s ‘‘good’’ and ‘‘better’’ product lines.

Customers

We sell our products through (1) retail centers, including home centers and mass merchandisers, (2) wholesale chains, including hardware stores and garden centers, and (3) industrial distributors. The Home Depot represented approximately 32% of our net sales for fiscal 2005, 33% for the periods ended September 25, 2004 and June 27, 2004 and 35% in fiscal 2003. Lowe’s represented approximately 22% of our net sales for fiscal 2005 and the period ended September 25, 2004, 20% for the period ended June 27, 2004 and 20% in fiscal 2003. Both The Home Depot and Wal-Mart have designated us as the official category manager for non-powered lawn and garden tools (Lowe’s does not designate category managers).

We are also a leading supplier to a number of wholesalers that collectively represent numerous independent hardware stores, including Ace, Do-It-Best and True Value. We also supply our products to the industrial channel through distributors such as Grainger and McMaster Carr.

Product Development

Our product development efforts focus on new products and product line extensions. We develop products through our seven person, in-house engineering staff and through our relationships with a number of outside product engineering and design firms. In addition, starting in 2002, we established ‘‘core teams’’ to introduce new products more quickly and cost efficiently. The core teams, headed by each product category’s marketing director, consist of eight members, one from each functional department. These core teams are empowered to create product designs, initiate capital requests, conduct research and make sourcing decisions.

Sales and Marketing

Our sales organization is structured by distribution channel in the U.S. and by country internationally. In the U.S., we have dedicated a team of sales professionals to each of our large retail customers. We maintain offices adjacent to each of our three largest customers’ headquarters, as well as in-house dedicated sales analysts. In addition, we have assigned sales professionals to our domestic wholesale and industrial distribution channels. We also have sales teams located in Canada and Ireland to handle our Canadian and European sales efforts, respectively.

To assist our clients in marketing our products and responding to new customer trends, we have created teams headed by a product marketing director focused on each product line. Each team is responsible for implementing category-specific marketing strategies, including SKU rationalization and support for key accounts.

We offer internal graphic capabilities to design catalogs, labels, point of purchase and other sales materials. In addition, we monitor point of sale and sell-through activity to identify product opportunities and develop merchandising programs to help our customers achieve their sales objectives. We also work closely with external research firms, design studios and product engineering organizations to identify and capitalize on emerging consumer and professional trends.

Raw Materials and Suppliers

The primary raw material inputs for our products include resin (primarily polypropylene and high density polyethylene), wood (mainly ash, hickory and poplar) and steel (hot rolled and cold rolled). In addition, we purchase some key materials and components, such as metal fork components, wheelbarrow tires, shovel heads and fiberglass handles; however, we complete most of the final assembly internally in order to better ensure consistent quality for our customers. During fiscal 2005, Liberty Steel accounted for approximately 14% of our total raw material purchases. We do not believe that our purchases from Liberty Steel subject us to significant risks of shortages and interruptions. If this supplier failed to meet our needs, we believe that other sources of steel would be readily available. Other than Liberty Steel, we had no supplier supply more than 10% of our raw materials or components.

Competition

The non-powered lawn and garden industry is highly competitive and fragmented. Most of our competitors consist of small privately held companies focusing on a single product category. Some of our competitors include Union Tools, Fiskars and Truper in long handle tools, Suncast in hose reels and decorative accessories and Colorite/Swan in garden hoses. In addition, we face competition from imported or sourced products from China, India and other lower-cost countries, particularly in wheelbarrows, striking tools and pruning tools. We believe the principal factors by which we compete are quality, performance, price, brand strength, reliability and customer service, with the relative importance of each factor varying by product line. Additionally, our four Chinese joint ventures enable us to compete with products from these lower cost countries.

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

Distribution

We operate four distribution centers. The largest distribution center is a 1.2 million square foot distribution center in Carlisle, Pennsylvania. Finished goods from our manufacturing sites are transported to this facility by our internal fleet, which allows us to consolidate customer orders in different product areas and provide freight savings to our customers. Additionally, some light assembly is performed at this location.

We also maintain distribution centers in Nevada, Canada and Ireland. We also utilize a third-party distribution center in Santa Fe Springs, CA for our sourced planters. The Nevada facility provides light assembly operations enabling us to provide faster turnaround for our West Coast customers. This facility also operates four injection-molding machines to reduce some of the costs associated with transporting high cube products. Our company-wide computer network utilizes software that enables us to more efficiently manage orders, quickly replenish our customers’ inventory and provide our customers with strong logistics support.

Joint Ventures

We hold joint venture interests ranging from 25% to 35% in four separate joint ventures that each owns a manufacturing facility in China. We do not share in the profits or losses of the joint ventures. Under the terms of the Chinese joint venture agreements, we are entitled to minority representation on the board of directors of each joint venture.

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

Dalian Greenlife Ames True Temper Rubber & Plastic Co., Ltd. Joint Venture

This joint venture, owned by Dalian Greenlife Rubber & Plastic Co., Ltd. (75%) and our company (25%), manufactures handles for long handle tools and other associated products. We are responsible for exporting the products of the joint venture. The term of the joint venture is 10 years and was entered into during 2005. The joint venture may be terminated by mutual agreement of the joint venture parties.

Intellectual Property

We hold registered U.S. trademarks and issued U.S. patents, which are important to our business. Additionally, we and our wholly-owned subsidiaries hold trademarks, patents and copyrights in countries that we sell our products. We also hold an exclusive license in the U.S. and Canada to manufacture clog-free rakes. In addition, we license the Stanley brand name from The Stanley Works for use on long handle tools, wheelbarrows, pruning tools and snow tools placed primarily at Wal-Mart. This license agreement renews automatically for successive one-year periods unless either party gives one-year notice of termination. Currently, the agreement expires on December 31, 2007. We pay royalties for our use of the Stanley name, which were in an amount that is not material to us.

Employees

As of October 1, 2005, we had approximately 1,700 full-time employees worldwide. Most of these employees work in manufacturing and distribution for the U.S. market. At certain times of the year, we augment our workforce with temporary workers to accommodate seasonal increases in business activity. Approximately 229 of our U.S. employees are represented by the United Brotherhood of Carpenters and Joiners of America (UBCJ), the United Steelworkers of America (USWA) or the International Brotherhood of Teamsters (IBT). The contracts with UBCJ and IBT expire in October 2007 and April 2008, respectively. The agreement with USWA Local No. 1688 expires in October 2009. In addition, 263 employees in our Canadian facility are represented by the Trade Union Advisory Committee. The collective bargaining agreement affecting these employees is in place until October 2009. Thirty-one of our approximately 50 employees in Ireland are covered by one labor agreement and participate in a national wage plan. We believe that our relations with our employees are generally good.

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

Certain of these laws, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act, may require the investigation and cleanup of an entity’s or its predecessor’s current or former properties, even if the associated contamination was caused by the operations of a third party. These laws also may require the investigation and cleanup of third-party sites at which an entity or its predecessor sent hazardous wastes for disposal, notwithstanding that the original disposal activity accorded with all applicable requirements. Liability under such laws may be imposed jointly and severally, and regardless of fault.

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

We also are subject to the requirements of U.S. Department of Labor Occupational Safety and Health Administration (‘‘OSHA’’). In order to maintain compliance with applicable OSHA requirements, we have established uniform safety and compliance procedures for our operations and implemented measures to prevent workplace injuries.

We have incurred and will continue to incur costs to comply with the requirements of environmental, health and safety laws, ordinances and regulations. We anticipate that these requirements will become more stringent in the future, and we cannot assure you that compliance costs will not be material.

Item 1A.    RISK FACTORS

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

Our two largest customers, The Home Depot and Lowe’s, together accounted for 54% (32% and 22%, respectively) of our net sales for fiscal 2005 and approximately 52% of our accounts receivable as of October 1, 2005. Our ten largest customers (including those listed above) accounted for 75% of our net sales during fiscal 2005. The loss of, or reduction in orders from, any of these customers could have a material adverse effect on our business and our financial results, as could customer disputes regarding shipments, fees, brand use and positioning, merchandise condition or related matters. Our business also may be negatively affected by changes in the policies of our significant retail customers, such as return policies or reductions in shelf space allocation to us.

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

We rely on a limited number of domestic and foreign companies, including our joint venture partners, to supply components and manufacture certain of our products. The percentage of our products, based on net sales, that we source has increased from 2% in fiscal 2001 to over 40% in fiscal 2005. We expect that this percentage will continue to increase in the future. Reliance on third party suppliers and manufacturers may reduce our control over the timing of deliveries and quality of products. Reduced product quality or failure to deliver products quickly may jeopardize our relationships with certain of our key customers. In addition, increased reliance on third party suppliers or manufacturers may result in failure to meet our customer demands, should any of these parties fail to manufacture sufficient supply, go out of business or discontinue a particular component. In such event, we may not be able to find alternative suppliers in a timely manner, if at all. Such events could impact our ability to fill orders, which would have a material adverse effect on our customer relationships.

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

A substantial amount of our sourcing is done through our Chinese joint ventures. Since 1979, many new laws and regulations covering general economic matters have been promulgated in China. Despite this activity to develop the legal system, China’s system of laws is not yet complete. Even where adequate law exists in China, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation. In addition, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes.

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

We may not be able to acquire complementary lawn and garden product manufacturers or brands. In addition, our acquisition strategy may negatively impact our operating results, divert management’s attention from operating our core business and expose us to other risks.

Part of our growth strategy includes pursuing acquisitions. We may not be able to find suitable acquisition targets, make suitable acquisitions on favorable terms or obtain financing for such acquisitions. In addition, we may not be able to successfully integrate future acquisitions. Future acquisitions may result in significant integration costs, and we may not realize the anticipated strategic benefits of any future acquisitions. Acquisitions may involve a number of special risks, including, but not limited to:

•	adverse short-term effects on our profitability and cash flows as a result of integration costs;

•	diversion of management’s attention from the operation of our core business;

•	difficulties assimilating and integrating the operations of the acquired company with our own; and

•	unanticipated liabilities or contingencies relating to the acquired company.

If we are unable to obtain raw materials for our products at favorable prices it could adversely impact our operating performance.

Our suppliers provide resin, wood (mainly ash and hickory) and steel. During fiscal 2005, we purchased approximately 14% of our total raw materials from Liberty Steel. Other than Liberty Steel, no single supplier provides more than 10% of our raw materials or components. We cannot assure you that we will not experience shortages of raw materials or components for our products or be forced to seek alternative sources of supply. If temporary shortages due to disruptions in supply caused by weather, transportation, production delays or other factors require us to secure our raw materials from sources other than our current suppliers, we may not be able to do so on terms as favorable as our current terms or at all. In addition, material increases in the cost of any of these items on an industry-wide basis could have an adverse impact on our operating performance and cash flows if we are unable to pass on these increased costs to our customers, which could have a material adverse effect on our business and financial results. We currently do not engage in hedging or other financial risk management strategies with respect to potential price fluctuations in the cost of raw materials.

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

Demand for lawn and garden products is influenced by weather, particularly weekend weather during the peak gardening season. As a result, our business, financial results, cash flow and our ability to service our debt could be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, hurricanes, water shortages or floods. In addition, lack of snow or lower than average snowfall during the winter season may result in reduced sales of certain of our products, such as snow shovels and other snow tools.

Our lawn and garden sales are highly seasonal which could impact our cash flow and operating results.

Because our lawn and garden products are used primarily in the spring and summer, our business is highly seasonal. In fiscal 2005, 62% of our sales occurred during our second and third fiscal quarters. A majority of our operating income and cash flow is generated in this period. Our working capital needs and our borrowings generally peak near the end of our second fiscal quarter because we are generating lower sales while incurring expenses in preparation for the spring selling season. If cash on hand and borrowings under our senior credit facility are ever insufficient to meet our seasonal needs or if cash flow generated during the spring and summer is insufficient to repay our borrowings on a timely basis, this seasonality could have a material adverse effect on our business, results of operations, financial condition, cash flow and our ability to service our indebtedness.

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

We employ approximately 1,700 people on a full-time basis, approximately 30% of whom are covered by collective bargaining or similar labor agreements. We currently are a party to five such agreements. If our unionized employees were to engage in a strike or other work stoppage, or if we are unable to negotiate acceptable extensions of our agreements with labor unions resulting in a strike or other work stoppage by the affected workers, we could experience a significant disruption of operations and increased operating costs. In addition, any renegotiation or renewal of labor agreements could result in higher wages or benefits paid to unionized employees, which could increase our operating costs and could have a material adverse effect on our profitability.

Item 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

We currently operate 10 manufacturing facilities and 9 wood mills. At our manufacturing facilities, we perform various value added processes for our products, including assembly, forging, forming, injection molding, painting, stamping, treating, turning and welding. Through our Chinese joint venture partners, we have access to four manufacturing facilities in China. Our executive headquarters are located in Camp Hill, Pennsylvania.

In fiscal 2005, we paid an aggregate of approximately $6.7 million for rent on all our leased properties and our projected rent for fiscal 2006 is substantially the same. Our leased facilities vary in term, generally lasting up to 16 years. Several of the leases also contain renewal provisions. We believe our current facilities are generally well maintained and provide adequate production and distribution capacity for future operations. We may, during peak seasons, enter into short-term leases to provide overflow storage facilities. Additionally, we have several small satellite offices to support our sales force throughout the U.S.

The following table sets forth certain information concerning our current operating facilities and those of our joint venture partners:

Location	Approximate Square Footage	Owned/Leased	Use
Manufacturing/Distribution
Bernie, MO	170,000	Owned	Manufacturing
Byesville, OH	46,000	Owned	Manufacturing
Camp Hill, PA	380,000	Leased	Manufacturing, Executive Offices
Carlisle, PA	1,217,000	Leased	Manufacturing, Distribution
Cork, Ireland	83,000	Owned	Manufacturing, Distribution
Falls City, NE	82,000	Owned	Manufacturing
Harrisburg, PA	264,000	Owned	Manufacturing
Lewistown, PA	124,400	Leased	Manufacturing
Reno, NV	231,000	Leased	Manufacturing, Distribution
St. Francois, Quebec	353,000	Owned	Manufacturing, Distribution
Wood Mills
Campaign, TN	10,000	Owned	Wood Processing
Dexter City, OH	12,600	Owned	Wood Processing
Palmyra, ME	15,000	Owned	Wood Processing
Pine Valley, NY	15,750	Owned	Wood Processing
Princeton, KY	10,000	Owned	Wood Processing
Unadilla, NY	13,000	Owned	Wood Processing
Union City, PA	70,000	Owned	Wood Processing
Wallingford, VT	93,000	Owned	Wood Processing
Woodstock, New Brunswick	7,800	Owned	Wood Processing
Joint Ventures
Chengde, China	120,000	—	Manufacturing, Distribution
Dalian, China	86,000	—	Manufacturing, Distribution
Fuzhou, China	180,000	—	Manufacturing, Distribution
Dalian, China	184,000	—	Manufacturing, Distribution

Item 3.    LEGAL PROCEEDINGS

On August 3, 2004, Jacuzzi Brands filed a complaint in the Court of Common Pleas of Cumberland County, Pennsylvania against us, our parent and several Castle Harlan and Wind Point entities. The complaint alleges that, in connection with the acquisition of our parent by affiliates of Castle Harlan, we failed to provide notice to Jacuzzi Brands and to obtain its consent to such acquisition, as allegedly required by the provisions of a leasehold mortgage granted to Jacuzzi Brands on our distribution center in Carlisle, Pennsylvania. The complaint asserts causes of action against us for breach of contract, civil conspiracy and common law fraud. In the complaint, Jacuzzi Brands seeks an unspecified amount of damages, that a letter of credit be posted to secure our remaining rental obligations under the lease for the distribution center and other injunctive relief. Upon the filing of the complaint, Jacuzzi Brands moved for a preliminary injunction, which, following a hearing, the court denied by order dated August 23, 2004. We, our parent and the Castle Harlan defendants have since answered the complaint, and the Wind Point defendants filed preliminary objections seeking to dismiss the claims asserted against them. By order dated December 9, 2004, the court denied Wind Point's preliminary objections to the complaint. On January 6, 2005, Jacuzzi Brands served interrogatories and document demands upon all the defendants. In February 2005, the defendants responded to these interrogatories and document demands. We believe that the complaint is without merit and intend to continue to contest the action vigorously.

From approximately 1993 through 1999, we manufactured and sold 647,000 wheelbarrows with poly wheel hubs. Various claims were submitted, and lawsuits filed, to recover for injuries sustained while inflating tires on these wheelbarrows. In 2002, we participated in a voluntary ‘‘fast track’’ recall of these wheelbarrows with the Consumer Product Safety Commission. We again voluntarily recalled these wheelbarrows in June 2004 in cooperation with the Consumer Product Safety Commission. However, less than 1% of the total products sold were returned, leaving an unknown number in service. To date, we have responded to 30 claims involving this product, 25 of which have been resolved. We are not currently named as a defendant in any remaining wheelbarrow claims. Although we believe that we have sufficient insurance coverage in place to cover these claims, a successful claim may exceed the limits of our coverage. See Item 1, ‘‘Business—Risk Factors—The products that we manufacture could expose us to product liability claims.’’

We are involved in various claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these actions will have a material adverse effect on our consolidated financial position, results of operations, liquidity or capital resources.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our common stock. All of our 1,000 outstanding shares of common stock are held by our parent. We have not declared a dividend on our common stock. We are generally restricted from paying dividends by certain of our credit facility covenants and the indentures pursuant to which the 10% senior subordinated notes due 2012, which are referred to in this Form 10-K as the ‘‘senior subordinated notes,’’ and the senior floating rate notes due 2012, referred to as ‘‘senior floating rate notes’’, were issued. However, we may pay dividends in the future if we are permitted to do so under our debt covenants.

Item 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and Item 8, ‘‘Financial Statements and Supplementary Data’’ and the related notes included in this Form 10-K.

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

The selected consolidated financial data presented below for the fiscal year ended September 29, 2001 and for the period ended January 13, 2002 have been derived from Predecessor Company II’s audited combined financial statements for the fiscal year ended September 29, 2001 and Predecessor Company II’s audited combined financial statements for the period ended January 13, 2002 that are not included in this Form 10-K. The selected consolidated financial data presented below for the period ended September 28, 2002 (which is not included in this Form 10-K), the fiscal year ended September 27, 2003 and the period ended June 27, 2004 of our parent, under Predecessor Company I have been derived from our parent’s audited consolidated financial statements, while under control of Predecessor Company I. The selected consolidated financial data presented below for the period ended September 25, 2004 and fiscal year ended October 1, 2005 have been derived from our parent’s audited consolidated financial statements. Our parent’s historical results included below and elsewhere in this Form 10-K are not necessarily indicative of our parent’s future performance.

	Predecessor Company II		Predecessor Company I
	Fiscal Year Ended	Period Ended	Period Ended	Fiscal Year Ended	Period Ended	Period Ended	Fiscal Year Ended
	September 29,	January 13,	September 28,	September 27,	June 27,	September 25,	October 1,
	2001	2002	2002	2003	2004	2004	2005
	(amounts in thousands)
Income Statement Data:
Net sales	$377,500	$75,600	$279,354	$407,426	$355,443	$83,044	$450,604
Cost of goods sold	290,400	58,200	223,414	294,487	256,248	73,009	344,544
Gross profit	87,100	17,400	55,940	112,939	99,195	10,035	106,060
Selling, general and administrative expenses	75,300	19,100	46,462	72,262	54,022	16,565	77,319
Amortization of intangible assets	—	—	—	3,508	3,303	477	1,754
Other operating expenses (income)	119,000	—	—	797	799	(12)	122,701
Operating(loss) income	(107,200)	(1,700)	9,478	36,372	41,071	(6,995)	(95,714)
Interest expense	8,200	2,300	7,000	10,377	7,563	5,899	32,527
Other expense (income)	800	(2,400)	(131)	(1,065)	199	(36)	(86)
(Loss) income before income taxes	(116,200)	(1,600)	2,609	27,060	33,309	(12,858)	(128,155)
Income taxes expense (benefit)	8,500	1,200	1,050	10,495	13,928	(5,038)	(2,955)
Net (loss) income	$(124,700)	$(2,800)	$1,559	$16,565	$19,381	$(7,820)	$(125,200)
Other Data:
Cash flows provided by (used in):
Operating activities	$1,700	$2,100	$70,935	$7,205	$(14,290)	$20,842	$30,391
Investing activities	(16,100)	(2,000)	(169,859)	(44,561)	640	(307,991)	(11,410)
Financing activities	19,100	500	131,548	5,705	12,649	288,030	861
Depreciation and amortization	14,500	900	3,000	10,993	9,256	3,103	12,031
Capital expenditures	16,100	2,000	4,647	7,053	4,219	1,624	11,600
Ratio of earnings to fixed charges (1)	—	—	—	1.6x	2.1x	—	—

Balance Sheet Data (at end of period):
Cash and cash equivalents	$3,200	$3,200	$32,593	$1,688	$903	$1,250	$21,394
Working capital (2)	124,400	119,800	63,327	92,718	133,612	107,593	92,055
Total assets	284,800	286,100	191,154	228,081	279,911	483,237	378,593
Total debt	123,700	126,300	74,894	78,488	91,343	296,300	301,948
Shareholders’ equity (deficit)	86,400	80,800	62,202	84,173	103,718	91,389	(36,898)

(1)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of net income before taxes plus fixed charges. Fixed charges consist of interest (expensed and capitalized) on all indebtedness, plus preferred stock dividends and a proportion of rental expenses deemed to be representative of the interest factor. The earnings were deficient to meet fixed charges by $116.2 million, $1.6 million, $4.2 million, $15.5 million and $136.2 million in fiscal 2001, the periods ended January 13, 2002, September 28, 2002, September 25, 2004 and fiscal 2005, respectively. See Item 7 ‘‘Management Discussion and Analysis of Financial Condition and Results of Operations’’ for a discussion of the purchase accounting items and commodity costs that caused a deficiency for the period ended September 25, 2004.

(2)	Working capital is defined as current assets, excluding cash and cash equivalents, less current liabilities, excluding short-term borrowings and current portion of long-term debt.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the consolidated financial performance and results of operations of our parent, ATT Holding Co. A separate discussion for Ames True Temper, Inc. is not presented since our parent has no operations or assets separate from its investment in Ames True Temper, Inc. and since the senior subordinated notes and senior floating rate notes are guaranteed by our parent. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See ‘‘Forward-Looking Statements.’’

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

Predecessor and Successor Periods

Financial statements for periods prior to June 27, 2004 are referred to as the financial statements of Predecessor Company I. Financial statements for periods subsequent to June 28, 2004 are referred to as the financial statements of the Company. For comparison purposes, we have presented the financial information and results of operations for fiscal 2004 on a combined basis, consisting of the Predecessor Company I’s audited financial results of operations for the period from September 28, 2003 through June 27, 2004 and the Company’s audited financial results of operations for the period from June 28, 2004 through September 25, 2004. We have determined that this presentation is more meaningful than disclosing these periods separately, as the combined amounts represent a 52-week period that is comparable to our other fiscal years presented.

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

Restructuring

Following the acquisition of Predecessor Company II by certain members of management and Wind Point Partners, our new management embarked on a restructuring plan that resulted in the closure of a corporate office, consolidation of certain under-utilized manufacturing facilities and the increase in the sourcing of certain products and components from overseas suppliers.

In connection with the acquisition of Predecessor Company I, the Company reevaluated the restructuring reserves previously set up by Predecessor Company I. These restructuring reserves were originally established to reduce total workforce and close certain facilities. The Company, as of the date of acquisition of Predecessor Company I, began to assess and formulate an exit and restructuring plan that includes additional reductions of workforce, facility closures and changes in business strategies. This updated exit and restructuring plan is intended to increase operating efficiencies. At June 28, 2004 the Company recorded a liability of $4.8 million related to the reductions of workforce and facility closures and $4.8 million related to changes in business strategies for a product line. These plans also resulted in a $6.8 million decrease to the beginning balance of the pension asset for the period ended September 25, 2004. Adjustments were made to these reserves as the cost estimates were refined and finalized. During fiscal 2005, the Company revised and refined these restructuring reserves, as additional information was available. At October 1, 2005, the restructuring reserve was $6.8 million. The Company expects to complete these plans in the next one to three years.

Business Unit Acquisitions

During fiscal 2003, we acquired three separate businesses: Dynamic Design, Greenlife and Outdoor Inspirations. Dynamic Design and Outdoor Inspirations added new product lines to our portfolio, adding pots and planters and garden hoses, respectively. The acquisition of Greenlife added significant access to low cost manufacturing facilities in China through three separate joint ventures in which Greenlife was a partner. This acquisition has helped us to increase our sourcing of product from 2% in fiscal 2001 to over 40% in fiscal 2005, based on net sales.

Accounting Treatment for Joint Ventures

In August 2003, we purchased Greenlife, which had investments in three cooperative joint ventures in China with certain exclusive marketing rights to sell, outside of China, products manufactured by the three separate joint ventures. We purchased shares of 25%, 30%, and 35% in the three joint ventures. During fiscal 2005, we purchased a 25% interest in a fourth joint venture in Dalian, China. We do not share in either the profit or the loss of any of the joint ventures. We have minority representation on the board of directors of each of the joint ventures. Therefore, the investment is treated under the cost method in our financial statements. See Item 1, ‘‘Business—Joint Ventures.’’

Seasonality

Our revenue stream is seasonal. In fiscal 2005, 62% of net sales were recorded in the second and third quarter. Weather plays a part in the amount and timing of our sales. For example, during the winter season, lack of snow or lower than average snowfall may result in reduced sales of certain of our products, such as snow shovels and other tools. During the spring and summer season, unseasonably cool or warm temperatures, water shortages or floods may reduce, or impact the timing of, sales.

Acquisition by Castle Harlan

On June 1, 2004, our parent and its equity holders entered into a stock purchase agreement with CHATT Holdings Inc., referred to as the ‘‘buyer,’’ and its parent, CHATT Holdings LLC, referred to as the ‘‘buyer parent.’’ The buyer and buyer parent were newly formed entities established by Castle Harlan Partners IV, L.P., or CHP IV. Pursuant to the stock purchase agreement, the buyer acquired, on June 28, 2004, all of the outstanding equity interests of our parent for a purchase price of $380.0 million plus transaction costs of $6.3 million and working capital adjustments of $27.8 million. Upon completion of the acquisition, approximately 87% of the equity interests of the buyer parent was owned by CHP IV and its affiliates, and the remainder was issued to members of our management who previously held capital stock in our parent, in lieu of cash consideration that they otherwise would have been entitled to receive in the acquisition. In addition, in a few cases, certain members of management that did not currently hold equity in our parent purchased an equity interest in the buyer parent for cash. In order to finance the acquisition, repay our outstanding debt and pay related fees and expenses:

•	we entered into a $215.0 million senior credit facility consisting of a $75.0 million revolving credit facility and a $140.0 million term loan, as described in ‘‘—Debt and Other Obligations;’’

•	we issued $150.0 million of 10% senior subordinated notes; and

•	the buyer parent received a $110.5 million equity capital contribution from CHP IV and its affiliates and management.

The foregoing transactions, including the acquisition, are collectively referred to in this Form 10-K as the ‘‘transactions.’’

Closing Purchase Price and Adjustments

The purchase price for the acquisition was $380.0 million in cash (excluding fees and expenses of $6.3 million), subject to the working capital and other adjustments described below. Approximately

$92.8 million of the consideration was allocated to the repayment or assumption of all of our and our parent’s outstanding debt and accrued interest at the time of the acquisition with the remainder allocated to the purchase of the equity interests of our parent.

The purchase price payable by the buyer for the equity of our parent was subject to the following adjustments:

•	an upward adjustment based on our parent’s consolidated cash-on-hand as of June 28, 2004;

•	an upward or downward adjustment based on the estimated amount by which our parent’s consolidated working capital as of June 28, 2004 deviated from $100.5 million;

•	a downward adjustment of approximately $14.0 million, reflecting the estimated value of our management’s equity investment discussed more fully below in ‘‘ —Rollover of Equity; Management Equity Investment.’’

In accordance with the stock purchase agreement, ten business days prior to the anticipated closing of the acquisition, the sellers provided the buyer with an estimate of the working capital adjustment that would be made to the purchase price on June 28, 2004. Based on that estimate, an additional $19.3 million was added to the purchase price. A final purchase price adjustment payment of approximately $7.3 million, reflecting the buyer’s review of the actual deviation of our parent’s consolidated working capital as of June 28, 2004 from $100.5 million, was made by buyer to Wind Point Investors V, L.P., as representative of the sellers, in September 2004. A portion of this adjustment was funded through additional borrowings under the revolving portion of our senior credit facility. Two additional amounts totalling approximately $1.2 million have been, or are expected to be, paid in fiscal 2006 relating to certain tax benefits that were required to be remitted to the seller.

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

The transaction was accounted for as a purchase in accordance with SFAS 141, Business Combinations, and EITF Issue 88-16, Basis in Leveraged Buyout Transactions. As such, the acquired assets and assumed liabilities have been recorded at fair market value for the interests acquired and preliminary estimates of assumed liabilities by new investors and at the carryover basis for continuing investors. The acquired assets and assumed liabilities were assigned new book values in the same proportion as the residual interests of the continuing investors and the new interests acquired by the new investors. Under EITF 88-16, our assets and liabilities were revalued at the merger date to the fair value to the extent of the majority stockholder’s 87% controlling interest. The remaining 13% is accounted for at the continuing stockholders’ carryover basis. The excess of the purchase price over the historical basis of the net assets acquired has been applied to adjust net assets to their fair values to the extent of the majority stockholder’s 87% ownership.

See Item 12, ‘‘Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters’’ and Item 13, ‘‘Certain Relationships and Related Transactions’’ for additional information concerning equity ownership and transactions involving management.

Stock Purchase Agreement

The stock purchase agreement contains customary representations and warranties, covenants and indemnities by and for the benefit of the buyer, the buyer parent, the sellers, our parent and us.

The sellers’ indemnification obligations, which are several and not joint, for breaches of representations and warranties generally survive until 60 days following the earlier of (1) the buyer’s receipt of the audited financial statements of our parent and its subsidiaries for fiscal 2005 and (2) February 28, 2006, except for representations and warranties relating to certain title matters which survive indefinitely, certain employee benefits, tax and third party indemnification matters which survive for 60 days beyond the applicable statute of limitations and certain environmental matters which survive for three years following the closing of the acquisition. The sellers’ obligations to indemnify the buyer and the buyer’s obligation to indemnify the sellers are not triggered, subject to certain exceptions, until the other suffers losses in the aggregate of more than $2.0 million, but only to the extent that such losses exceed $0.5 million. The buyer’s and the sellers’ aggregate indemnification obligations are generally capped at $30.0 million in the aggregate, respectively, subject to certain exceptions. The sellers have authorized Wind Point Partners V, L.P., Predecessor Company I’s majority equity holder, to act on their behalf on substantially all indemnification and other matters arising under the stock purchase agreement.

On June 28, 2004, the buyer deposited $7.0 million of the closing purchase price with a third party escrow agent to secure the sellers’ indemnification obligations and certain other contingent payment obligations of the sellers under the stock purchase agreement. The escrow agreement expires and the funds remaining in escrow, if any, will be distributed to the sellers on February 28, 2006, except that if any dispute between the buyer and the sellers’ representative, acting as representative for all sellers, exists on that date as to any claim of the buyer to any escrowed funds, the amount in dispute will continue to be held in escrow until the dispute is resolved either by agreement of the buyer and sellers’ representative or by a final, non-appealable order of a court of competent jurisdiction.

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

(2) amounts claimed to be owed to us by customs authorities for the 2003 calendar year and the portion of the 2004 calendar year during which we were owned by the sellers pursuant to anti-dumping legislation commonly known as the ‘‘Byrd Amendment’’ that have not been paid to us; and

(3) approximately $0.3 million in deferred purchase price we expect to receive in connection with our prior sale of certain real property.

The sellers have agreed to indemnify the buyer, our parent and us, without regard to any threshold, cap or time limitation, for any losses incurred in connection with these matters, including the costs of prosecuting the pursuit of these matters.

Results of Operations

The following table presents the major components of our statement of operations together with each component’s percentage of net sales for fiscal 2003, fiscal 2004 and fiscal 2005:

	Fiscal Year Ended September 27, 2003		Combined 52 Weeks Ended September 25, 2004		Fiscal Year Ended October 1, 2005
	(52 weeks)		(unaudited)		(53 weeks)
	(dollars in millions)
Net sales	$407.4	100.0%	$438.5	100.0%	$450.6	100.0%
Cost of goods sold	294.5	72.3%	329.3	75.1%	344.5	76.5%
Gross profit	112.9	27.7%	109.2	24.9%	106.1	23.5%
Selling, general, and administrative expenses	72.3	17.7%	70.5	16.1%	77.3	17.1%
Special charges	0.8	0.2%	0.8	0.2%	—	0.0%
Amortization of intangible assets	3.5	0.9%	3.8	0.9%	1.8	0.4%
Impairment charges	—	0.0%	—	0.0%	122.7	27.2%
Operating income	36.3	8.9%	34.1	7.7%	(95.7)	-21.2%
Interest expense	10.4	2.6%	13.4	3.1%	32.5	7.2%
Other (income) expense	(1.1)	-0.3%	0.2	0.0%	(0.1)	0.0%
Income before taxes	27.0	6.6%	20.5	4.6%	(128.1)	-28.4%
Income tax expense	10.5	2.6%	8.9	2.0%	(2.9)	-0.6%
Net income (loss)	$16.5	4.0%	$11.6	2.6%	(125.2)	-27.8%

Fiscal 2005 (53 Weeks) Compared to Combined Fiscal 2004 (52 Weeks)

Net Sales. Net sales for the fifty-three week period ended October 1, 2005 increased $12.1 million, or 2.8%, to $450.6 million compared to $438.5 million for the fifty-two weeks ended September 25, 2004. Overall net sales increased primarily from an additional week of sales and increases in sales prices, partially offset by a sales volume decline in the thirteen weeks ended December 25, 2004. The sales volume decline was driven by a decrease in snow tool sales as a result of less snowfall as compared to the prior year period.

Gross Profit. Gross profit for the fifty-three weeks ended October 1, 2005 decreased $3.1 million to $106.1 million from $109.2 million for the fifty-two weeks ended September 25, 2004. This decrease was primarily due to the increase in commodity costs, primarily steel and resin, partially offset by the absence of the $10.1 million non-cash charge to inventory due to purchase accounting in fiscal 2004. Gross profit as a percentage of net sales decreased to 23.5% from 24.9% during this period.

Selling, General and Administrative (‘‘SG&A’’) Expenses. SG&A expenses for the fifty-three weeks ended October 1, 2005 increased $6.8 million to $77.3 million from $70.5 million for the fifty-two weeks ended September 25, 2004. The increase relates primarily to an additional week of expenses, an increase in distribution expenses as a result of the expansion of our largest distribution center, increased depreciation expenses as a result of the write-up to fair value of assets from the sale of our company to affiliates of Castle Harlan and increased compensation expense and professional service fees attributable to public reporting requirements, partially offset by cost savings initiatives. Additionally, during fiscal 2004 we recorded a gain of $4.8 million on the sale of our idle distribution center in Davisville, WV and one of our manufacturing facilities in Parkersburg, WV.

Amortization of Intangible Assets. During the fifty-three weeks ended October 1, 2005, we recorded $1.8 million in amortization expense, as compared to $3.8 million during the fifty-two weeks ended September 25, 2004. This decrease was due to the acquisition by affiliates of Castle Harlan, which reflects a change in valuation and lives of the finite assets acquired, as required.

Impairment charges. During fiscal 2005, the company recorded an impairment of goodwill for $119.8 million related to the annual impairment analysis and an impairment of $2.9 million related to the write-down to fair market value of fixed assets resulting from a plant closure.

Interest Expense. Interest expense for fifty-three weeks ended October 1, 2005 increased $19.1 million to $32.5 million from $13.4 million during the fifty-two weeks ended September 25, 2004. The increase was a result of increased debt in connection with the acquisition by affiliates of Castle Harlan and the write off of $4.1 million of deferred financing fees as a result of the repayment of the Term Loan B under the senior credit facility in connection with the issuance of the senior floating rate notes.

Income Tax (Benefit) Expense. Income tax benefit for the fifty-three weeks ended October 1, 2005 was $2.9 million, or approximately 2.3% of loss before taxes. Income tax expense for the fifty-two weeks ended September 25, 2004 was $8.9 million, or approximately 43.4% of income before taxes. During fiscal 2005, we incurred goodwill impairment charges that were not deductible for tax purposes, which resulted in a significantly lower tax benefit. Without this goodwill impairment charge, the current year tax benefit would have been approximately 35%. Additionally, during the fifty-two weeks ended September 25, 2004, we incurred additional tax expense of $1.4 million due to a limitation of foreign tax credits related to our Canadian subsidiary, which resulted in a higher effective tax rate.

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

Gross Profit. Gross profit for fiscal 2004 decreased $3.7 million to $109.2 million, or 3.3%, from $112.9 million for fiscal 2003. This decrease was primarily due to the $10.1 million write up of inventory to fair value, required by U.S. generally accepted accounting principles (‘‘GAAP’’), as a result of the sale of ATT Holding Co., partially offset by the sales volume increases noted above. Gross profit as a percentage of net sales decreased to 24.9% from 27.7% during this period primarily due to this non-cash inventory charge, approximately $1.4 million of one-time incremental costs due to the delayed expansion of our largest distribution facility, and increased steel and resin commodity costs, partially offset by new product introductions and changes in product mix.

Selling, General and Administrative (‘‘SG&A’’) Expenses. SG&A expenses for fiscal 2004 decreased $1.8 million to $70.5 million from $72.3 million for fiscal 2003. This decrease was due to the $4.8 million gain on sale of our idle distribution center in Davisville, WV and one of our manufacturing facilities in Parkersburg, WV, partially offset by increased costs associated with our sales volume increases. SG&A as a percentage of net sales decreased to 16.1% from 17.7% during fiscal 2004 due mainly to the gain on sale of facilities and distribution synergies stemming from the Dynamic Design and Greenlife acquisitions and freight savings in distribution due to the consolidation of plastics facilities, partially offset by higher management fees under our agreement with Castle Harlan (See Item 13, ‘‘Certain Relationships and Related Transactions’’).

Special Charges. Special charges of $0.8 million for fiscal 2004 reflects non-capitalizable transaction costs incurred in connection with our acquisition by affiliates of Castle Harlan. Special charges of $0.8 million for fiscal 2003 were the result of an insurance company’s refusal to provide stop loss coverage relating to a significant medical claim.

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

Other Expense (Income ). Other expense was $0.2 million during fiscal 2004 compared to other income of $1.1 million during fiscal 2003. The change was due primarily to a gain on foreign currency exchange in fiscal 2003.

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

Cash Flows

Cash provided from operating activities for fiscal 2005 was $30.4 million, compared to $6.6 million for fiscal 2004. The increase in cash provided from operating activities was primarily due to decreased working capital levels, including a reduction of inventory and accounts receivable balances, coupled with an increase in accounts payable. Cash used in investing activities of $11.4 million and $307.4 million for fiscal 2005 and 2004, respectively, was due to the purchase of fixed assets and the acquisitions of businesses, partially offset by proceeds from the sale of fixed assets. During fiscal 2005, we increased our capital spending as we commenced production at a new manufacturing facility in Central Pennsylvania. During fiscal 2004, our parent was acquired by affiliates of Castle Harlan. Additionally, during fiscal 2004 we received $5.1 million in proceeds for the sale of our idle distribution center in Davisville, WV and one of our manufacturing facilities in Parkersburg, WV. Cash provided by financing activities was $0.9 million and $300.7 million for fiscal 2005 and 2004, respectively. These proceeds were due primarily to debt borrowings and capital contributions, offset by repayments of long-term debt and debt issuance costs. During fiscal 2005, we repaid term loan B under our senior credit facility by issuing senior floating rate notes . During fiscal 2004, in connection with the sale of our parent, we received capital contributions and entered into the senior credit facility and issued the senior subordinated notes, which were used to repay our existing debt and fund the acquisition noted above.

Cash provided from operating activities for fiscal 2004 was $6.6 million, compared to $7.2 million for fiscal 2003. The decrease in cash provided from operating activities was primarily due to increased inventory levels, partially offset by increased sales to customers, with subsequent cash collections. Cash used in investing activities of $307.4 million and $44.6 million for fiscal 2004 and 2003, respectively, was due to the purchase of fixed assets and the acquisitions of businesses, partially offset by proceeds from the sale of fixed assets. During fiscal 2004, our parent was acquired by affiliates of Castle Harlan, while in fiscal 2003 we made three acquisitions. Additionally, during fiscal 2004 we received $5.1 million in proceeds for the sale of our idle distribution center in Davisville, WV and one of our manufacturing facilities in Parkersburg, WV. Cash provided by financing activities was $300.7 million and $5.7 million for fiscal 2004 and 2003, respectively. These proceeds were due primarily to debt borrowings and capital contributions, offset by repayments of long-term debt and debt issuance costs. During fiscal 2004, in connection with the sale of our parent, we received capital contributions and entered into the senior credit facility and issued the senior subordinated notes, which were used to repay our existing debt and fund the acquisition noted above.

Debt and Other Obligations

Senior Credit Facility

On June 28, 2004, we entered into a $215.0 million senior credit facility with various banks, financial institutions and other lenders. The senior credit facility consisted of a $140.0 million term loan B facility, which would have matured on June 28, 2011, and a $75.0 million revolving credit facility, which matures on June 28, 2010. On January 14, 2005, simultaneously with the completion of the offering of the senior floating rate notes referred to below, we repaid the term loan in full and entered into Amendment No.1 to the terms of the senior credit facility. On December 1, 2005, we entered into Amendment No. 2 to the terms of the senior credit facility.

The revolving credit facility includes a $15.0 subfacility for letters of credit and a $15.0 million subfacility for swing line loans. The senior credit facility is guaranteed by our parent and each of our existing and future direct and indirect subsidiaries, other than any subsidiary that is a ‘‘controlled foreign corporation’’ under Section 957 of the Internal Revenue Code. We and each of the guarantors granted to the senior lenders a first priority (subject to certain customary exceptions) security interest in and liens on all of our respective present and future property and assets to secure all of the obligations under the senior credit facility, and any interest rate swap or similar agreements with a senior lender under the senior credit facility.

The interest rates applicable to the senior credit facility (other than in respect of swing line loans) are the Eurodollar Rate plus the Applicable Rate, or at our option, the Alternate Base Rate plus the Applicable Rate. The ‘‘Alternate Base Rate’’ means the higher of (i) the floating rate of interest announced from time to time by Bank of America N.A as its ‘‘prime rate’’ or (ii) the Federal Funds rate plus 50 basis points per annum. The ‘‘Eurodollar Rate’’ means the rate per annum equal to the rate determined by the administrative agent to be the offered rate that appears on the Telerate Screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars. With respect to the revolving credit facility (including swing line loans), the ‘‘Applicable Rate’’ means (i) until December 28, 2004, 3.00% per annum, in the case of Eurodollar Rate loans, and 2.00% per annum, in the case of Alternate Base Rate advances, and (ii) thereafter, a percentage per annum to be determined in accordance with a pricing grid based on the Leverage Ratio (as defined below).

Certain customary fees are payable to the lenders and the agents under the senior credit facility, as amended, including without limitation, a commitment for our revolving credit facility and letter of credit fees. The senior credit facility contains various affirmative and negative covenants customary for similar credit facilities (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions on: liens, loans, acquisitions, mergers, sales, transfers, dividends, distributions, changes in the nature of our business and transactions with affiliates.

The senior credit facility, under Amendment No. 1 dated January 14, 2005, requires that the Company meet certain financial covenant tests, including without limitation: the maintenance of a minimum Consolidated EBITDA of $41.0 million and the maintenance of a minimum fixed charge coverage ratio (defined as EBITDA less capital expenditures to cash taxes plus cash interest expense plus scheduled principal payments and prepayments plus dividends and distributions on equity) of 1.00:1.00. Amendment No. 2, dated December 1, 2005 temporarily reduces the minimum Consolidated EBITDA requirement for the four quarters ending December 31, 2005 and April 1, 2006 to $36.0 million and $38.0 million, respectively. Commencing with our third quarter ending July 1, 2006, the minimum Consolidated EBITDA will resume at the $41.0 million level. This amendment also provides for certain exclusions of capital expenditures and expenses for covenant compliance purposes.

Pursuant to Amendment No. 1, availability under the senior credit facility is restricted to the lesser of $75.0 million and the borrowing base amount, which is equal to (a) 85% of the amount of eligible receivables, plus (b) the lower of (i) 55% of the cost or fair market value of eligible inventory and (ii) if an inventory appraisal has been performed, 80% of the orderly liquidation value of our inventory, plus (c) a percentage of eligible equipment or real property determined by Bank of America, N.A., as administrative agent, and not objected to by the required lenders.

As of October 1, 2005, we were in compliance with all of our financial covenants under the senior credit facility. The senior credit facility contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation: nonpayment of principal, interest, fees and failure to perform or observe certain covenants.

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

We pay interest on the senior subordinated notes semi-annually in cash, in arrears, on January 15 and July 15 at an annual rate of 10.0%. The indenture governing the senior subordinate notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including, but not limited to, those limiting our ability and the ability of our restricted subsidiaries, to: borrow money, guarantee debt or sell preferred stock, create liens, pay dividends on or redeem or repurchase stock, make certain investments, sell stock in our restricted subsidiaries, restrict dividends or other payments from restricted subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies.

The indenture governing the senior subordinated notes contains various events of default, including, but not limited to, those related to non-payment of principal, interest or fees; violations of certain covenants; certain bankruptcy-related events; invalidity of liens; non-payment of certain legal judgments; and cross defaults with certain other indebtedness. We can redeem the senior subordinated notes on or after July 15, 2008, except we may redeem up to 35% of the senior subordinated notes prior to July 15, 2007 with the proceeds of one or more public equity offerings. We are required to redeem the senior subordinated notes under certain circumstances involving changes of control.

Senior Floating Rate Notes

On January 14, 2005, we completed a private offering of $150.0 million principal amount at maturity of our Senior Floating Rate Notes due January 15, 2012, which were issued at a 0.5% discount. Net proceeds for the offering were used to repay our term loan B in full, repay a portion of our revolving credit facility and pay related fees and expenses. The senior floating rate notes are fully and unconditionally guaranteed by our parent on a senior unsecured basis. On March 25, 2005, we filed a registration statement with respect to new notes having substantially identical terms as the original notes, as part of an offer to exchange registered notes for the privately issued original senior floating rate notes. The new notes evidence the same debt as the original senior floating rate notes, are entitled to the benefits of the indenture governing the original senior floating rate notes and are treated under the indenture as a single class with the original notes. The exchange offer was completed on May 23, 2005.

The senior floating rate notes are unsecured, unsubordinated obligations and are effectively subordinated to all of our existing and future secured debt, to the extent of the assets securing such debt, including borrowings under the senior credit facility, pari passu with all future senior unsecured indebtedness, senior in right of payment to all existing and future senior subordinated debt, including our senior subordinated notes , and effectively behind all of the existing and future liabilities of our subsidiaries, including trade payables.

We pay interest on the senior floating rate notes quarterly in cash, in arrears, on January 15, April 15, July 15 and October 15 at a rate per annum, reset quarterly, equal to LIBOR plus 4.0%. The indenture governing the senior floating rate notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting our ability and the ability of our restricted subsidiaries to borrow money, guarantee debt or sell preferred stock, create liens, pay dividends on or redeem or repurchase stock, make specified types of investments, sell stock in our restricted subsidiaries, restrict dividends or other payments from restricted subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies.

The indenture governing the senior floating rate notes contains various events of default, including, but not limited to, those related to non-payment of principal, interest or fees; failure to perform or observe certain covenants; inaccuracy of representations and warranties in any material respect, cross defaults with certain other indebtedness, certain bankruptcy related events, monetary judgment defaults and material non-monetary judgment defaults, ERISA defaults and change of control. We can redeem the senior floating rate notes, in whole or in part, at any time on or after January 15, 2007. In addition, we may redeem up to 35% of the senior floating rate notes prior to January 15, 2007 with the net proceeds of one or more public equity offerings. We are required to redeem the senior floating rate notes under certain circumstances involving changes of control.

Other Debt

On July 19, 2005, we entered into a $2.7 million Term Note, Loan and Security Agreement and Subordination Agreement with a Lender. This note is payable on monthly installments over five years. The interest rate per annum is equal to 2.5% and secured by certain collateral, which was agreed to by the Administrative Agent of the senior credit facility. Under the terms of this note, we are required to create 108 jobs at the new manufacturing facility in Pennsylvania within three years of the completion of the facility. The Term Note contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation, nonpayment of principal, interest, fees and failure to perform or observe certain covenants. As of October 1, 2005, we were in compliance with these covenants.

Interest Rate Swaps

In connection with the offering of the senior floating rate notes, on January 11, 2005, we entered into interest rate swaps (the ‘‘Swaps’’) with Bank of America, N.A. and Wachovia Bank, N.A to hedge variable interest rate debt. Pursuant to the Swap with Bank of America, N.A., which becomes effective on January 17, 2006, we will swap 3 month LIBOR rates for fixed interest rates of 4.31% on a notional amount of $100 million for the period from January 17, 2006 through January 15, 2008, approximately $66.7 million for the period from January 15, 2008 to January 15, 2009 and approximately $33.3 million for the period from January 15, 2009 through January 15, 2010.

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

The interest rate swaps are accounted for in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133, Accounting for Derivative Instruments and Hedging Activities, as

amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, ‘‘SFAS 133’’).  SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities.  SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value.  As of October 1, 2005, the Swaps were recorded as an asset of $1.1 million. The Swaps are accounted for as cash flow hedges; therefore, we have recorded changes in fair value as a component in accumulated other comprehensive income of $0.7 million, net of deferred tax expense of $0.4 million.

Treasury Stock

Certain members of management own membership interests in CHATT Holdings LLC. CHATT Holdings LLC or CHAMES Holdings I LLC, a member of CHATT Holdings LLC, may, but are not required to, purchase all or a portion of these units from management within 180 days of their departure from the Company. The value of the membership interests repurchased is determined jointly by the Board of Directors of CHATT Holdings LLC and a committee comprised of our senior management. As of October 1, 2005, CHATT Holdings LLC held units of CHATT Holdings LLC purchased for $0.2 million, which was recorded as our Treasury Stock for accounting purposes, and had the option to repurchase the membership interests of certain former management employees.

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 151, Inventory Costs, an amendment of ARB No. 43 Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of ‘‘so abnormal.’’ as defined in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred beginning in the Company's fiscal 2006. The Company is in the process of reviewing SFAS 151 and has not determined the effects on the consolidated financial statements.

Contractual Commitments

The following table represents our contractual commitments associated with our debt and other obligations as of October 1, 2005.

	Total	October 2005 to September 2006	October 2006 to September 2007	October 2007 to September 2008	October 2008 to September 2009	October 2009 to September 2010	Thereafter
	(dollars in thousands)
Contractual Obligations
Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
senior floating rate notes	150,000	—	—	—	—	—	150,000
senior subordinated notes	150,000	—	—	—	—	—	150,000
Term Note	2,618	515	483	540	601	479	—
Operating leases	99,655	8,049	8,105	7,950	7,936	7,457	60,158
Open purchase orders	41,868	41,868	—	—	—	—	—
Other purchase commitments	7,879	4,335	1,772	1,772	—	—	—
Total contractual obligations	$450,989	$54,767	$10,360	$10,262	$8,537	$7,936	$359,127
Commitments
Outstanding letters of credit	$1,410	$1,410	$—	$—	$—	$—	$—
Total commitments	$1,410	$1,410	$—	$—	$—	$—	$—

Off-Balance Sheet Arrangements

As of October 1, 2005 and September 25, 2004, we had no off-balance sheet arrangements.

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

Allowance for Doubtful Accounts

Accounts receivable are reported net of an allowance for doubtful accounts. The allowance is based on management’s estimate, using certain assumptions, of the amount of receivables that will actually be collected. This reserve is based on historical collection activity adjusted for current conditions. Accounts are considered past due based on how payments are received compared to the customer’s credit terms. Accounts are written off when management determines the account is uncollectible. If the financial condition of one of our significant customers were to deteriorate, resulting in an inability to make payments, then an additional reserve would be required.

Long-Lived Assets

Statement of Financial Accounting Standards (‘‘SFAS’’) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that companies consider whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, companies determine whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, companies recognize an impairment loss based on the excess of the carrying amount of the assets over their fair value. Accordingly, management will periodically evaluate the ongoing value of property and equipment.

Goodwill and Other Intangible Assets

Effective January 14, 2002, we adopted SFAS No. 141, Business Combinations¸ and SFAS No. 142, Goodwill and Other Intangible Assets. In addition to goodwill, we have trade names that are deemed to have indefinite lives. Intangible assets with finite lives are amortized over their useful lives. Under the provisions of SFAS No. 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two-step impairment assessment, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. We completed the annual impairment tests as of the end of the fourth quarter, which resulted in an impairment charge of $119.8 million.

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and indefinite lived intangible assets, which totaled $111.9 million and $226.3 million at October 1, 2005 and September 25, 2004, respectively. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, a material negative change in our relationships with significant customers; or economic conditions that may affect the assumptions used in the discounted cash flow calculation.

Pensions

We have several defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in the plan. We record expense related to these plans using actuarially determined amounts that are calculated under the provisions of SFAS No. 87, Employer’s Accounting for Pensions. Key assumptions used in the actuarial valuations include the discount rate, the expected rate of return on plan assets and rate of increase in future compensation levels. These rates are based on market interest rates, and therefore fluctuations in market interest rates could impact the amount of pension expense recorded for these plans.

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

Revenue Recognition

We recognize revenues and freight billed to customers, net of provisions for cash discounts, returns, volume or trade customer discounts, co-op advertising and other sales discounts, upon shipment to customers when all substantial risks of ownership change. In accordance with Emerging Issues Task Force (‘‘EITF’’) No. 00-10, Accounting for Shipping and Handling Fees and Costs, we record amounts billed to customers related to shipping and handling as revenue and all expenses related to shipping and handling as a cost of products sold or selling, general and administrative expense. See Footnote 2 to the Consolidated Financial Statements.

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

Derivatives

Our cash flows and earnings are subject to fluctuations resulting from changes in interest rates, foreign currency exchange rates and raw material costs. We manage the exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

We hold two interest rate swaps that are accounted for in accordance with Statement of Financial Accounting Standard (‘‘SFAS’’) No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, ‘‘SFAS 133’’). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. We have structured all of our existing interest rate swap agreements to be 100% effective. As a result, there is no current impact to earnings resulting from hedge ineffectiveness. The change in values of the interest rate swaps is reflected in the activity of other comprehensive income, net of tax.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash flows and earnings are subject to fluctuations resulting from changes in interest rates, foreign currency exchange rates and raw material costs.  We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures.  We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.  We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed.

Our primary market risk is interest rate exposure with respect to our floating rate debt. The interest rate of the senior floating rate notes at October 1, 2005 was 7.60%. In connection with the offering of the senior floating rate notes, we entered into two interest rate swaps. These swaps effectively fix the interest rate of the Senior Floating Rate Notes at notional amounts of $150.0 million for two years beginning January 15, 2006, subsequently amortizing at a rate of $50.0 million per year until the maturity in 2010. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt and Other Obligations—Senior Floating Rate Notes’’ and ‘‘—Interest Rate Swaps.’’ Until the interest rate swaps are effective, a 1% change in interest rates would impact us by $1.5 million for one fiscal year.

We conduct foreign operations in Canada and Ireland and utilize international suppliers and manufacturers. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of October 1, 2005, to be material.

We purchase certain raw materials such as resin, steel, and wood that are subject to price volatility caused by unpredictable factors. Where possible, we employ fixed rate raw material purchase contracts and customer price adjustments to help us to manage this risk. We do not currently use derivatives to manage the risk of raw material price fluctuations.

Item 8.    FINANCIAL STATEMENTS

ATT Holding Co.

Consolidated Financial Statements

Contents

Report of Independent Registered Public Accounting Firm	32
Consolidated Balance Sheets as of October 1, 2005 and September 25, 2004	33
Consolidated Statements of Operations for the fiscal year ended October 1, 2005, the period ended September 25, 2004, the period ended June 27, 2004 (Predecessor Company I) and the fiscal year ended September 27, 2003 (Predecessor Company I)	34
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the fiscal year ended October 1, 2005 and the period ended September 25, 2004	35
Consolidated Statements of Changes in Stockholders’ Equity for the period ended June 27, 2004 (Predecessor Company I) and the fiscal year ended September 27, 2003 (Predecessor Company I)	36
Consolidated Statements of Cash Flows for the fiscal year end October 1, 2005, the period ended September 25, 2004, the period ended June 27, 2004 (Predecessor Company I) and the fiscal year ended September 27, 2003 (Predecessor Company I)	37
Notes to Consolidated Financial Statements	39

Report of Independent Registered Public Accounting Firm

Board of Directors
ATT Holding Co.

We have audited the accompanying consolidated balance sheets of ATT Holding Co. and subsidiaries (the ‘‘Company’’) as of October 1, 2005 and September 25, 2004 and the related consolidated statements of operations, changes in stockholders' (deficit) equity and cash flows for the fiscal year ended October 1, 2005, the period June 28, 2004 to September 25, 2004, the period September 28, 2003 to June 27, 2004 (Predecessor Company I) and the fiscal year ended September 27, 2003 (Predecessor Company I). Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATT Holding Co. and subsidiaries at October 1, 2005 and September 25, 2004, and the consolidated results of their operations and their cash flows for the fiscal year ended October 1, 2005, the period ended September 25, 2004, the period ended June 27, 2004 (Predecessor Company I) and the fiscal year ended September 27, 2003 (Predecessor Company I), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

December 6, 2005
Philadelphia, Pennsylvania

ATT Holding Co.
Consolidated Balance Sheets
(In Thousands, Except Number of Shares)

	October 1, 2005	September 25, 2004
Assets
Current assets:
Cash and cash equivalents	$21,394	$1,250
Trade receivables, net	49,677	57,904
Inventories	91,146	98,217
Deferred income taxes	6,265	4,387
Prepaid expenses and other current assets	10,040	6,289
Total current assets	178,522	168,047
Property, plant and equipment, net	61,907	63,677
Intangibles, net	81,129	82,291
Goodwill	41,735	156,563
Other noncurrent assets	15,300	12,659
Total assets	$378,593	$483,237
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Trade accounts payable	$34,697	$28,926
Accrued payroll and related taxes	2,368	3,593
Accrued interest payable	5,832	4,804
Accrued expenses and other current liabilities	22,176	21,881
Revolving loan	—	6,300
Current portion of long-term debt	515	1,400
Total current liabilities	65,588	66,904
Deferred income taxes	23,865	26,010
Long-term debt	301,433	288,600
Accrued retirement benefits	17,280	2,876
Other liabilities	7,325	7,458
Total liabilities	415,491	391,848
Stockholders’ (deficit) equity:
Preferred stock-Series A, $.0001 per share par value; 100,000 shares authorized; 62,495 shares issued and outstanding as of October 1, 2005 and September 25, 2004	—	—
Common stock-Class A, $.0001 per share par value; 1,600,000 shares authorized; 726,556 shares issued and outstanding as of October 1, 2005 and September 25, 2004	—	—
Common stock-Class B, $.0001 per share par value; 300,000 shares authorized; 267,448 shares issued and outstanding as of October 1, 2005 and September 25, 2004	—	—
Additional paid-in capital	110,500	110,500
Predecessor basis adjustment	(13,539)	(13,539)
Retained deficit	(133,020)	(7,820)
Accumulated other comprehensive (loss) income	(595)	2,248
	(36,654)	91,389
Treasury stock, at cost	(244)	—
Total stockholders’ (deficit) equity	(36,898)	91,389
Total liabilities and stockholders’ (deficit) equity	$378,593	$483,237

See accompanying notes.

ATT Holding Co.
Consolidated Statements of Operations
(In thousands)

			Predecessor Company I
	Fiscal year ended October 1, 2005			Fiscal year ended September 27, 2003
		Period ended September 25, 2004	Period ended June 27, 2004
	(53 weeks)	(13 weeks)	(39 weeks)	(52 weeks)
Net sales	$450,604	$83,044	$355,443	$407,426
Cost of goods sold	344,544	73,009	256,248	294,487
Gross profit	106,060	10,035	99,195	112,939
Selling, general, and administrative expenses	77,319	16,560	58,808	73,142
Loss (gain) on disposal of fixed assets	23	(7)	(4,786)	(880)
Amortization of intangible assets	1,754	477	3,303	3,508
Impairment charges	122,678	—	—	—
Special charges	—	—	799	797
Operating (loss) income	(95,714)	(6,995)	41,071	36,372
Interest expense	32,527	5,899	7,563	10,377
Other (income) expense	(86)	(36)	199	(1,065)
(Loss) income before taxes	(128,155)	(12,858)	33,309	27,060
Income tax (benefit) expense	(2,955)	(5,038)	13,928	10,495
Net (loss) income	$(125,200)	$(7,820)	$19,381	$16,565

See accompanying notes.

ATT Holding Co.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In Thousands, Except Number of Shares)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Predecessor Basis Adjustment	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 27, 2004 (Predecessor Company I)	62,495	$—	726,556	$—	267,448	$—	$63,544	$—	$37,501	$2,674	$(1)	$103,718
Acquisition by CHATT Holdings Inc.	—	—	—	—	—	—	46,956	(13,539)	(37,501)	(2,674)	1	(6,757)
Net loss	—	—	—	—	—	—	—	—	(7,820)	—	—	(7,820)
Other comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	2,248	—	2,248
Comprehensive income												(5,572)
Balance at September 25, 2004	62,495	$—	726,556	$—	267,448	$—	$110,500	$(13,539)	$(7,820)	$2,248	$—	$91,389
Issuance of treasury stock	—	—	—	—	—	—	—	—	—	—	396	396
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	(640)	(640)
Net loss	—	—	—	—	—	—	—	—	(125,200)	—	—	(125,200)
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	4,841	—	4,841
Minimum pension liability, net of tax	—	—	—	—	—	—	—	—	—	(8,371)	—	(8,371)
Change in fair value of interest rate swaps, net of tax	—	—	—	—	—	—	—	—	—	687	—	687
Comprehensive loss												(128,043)
Balance at October 1, 2005	62,495	$—	726,556	$—	267,448	$—	$110,500	$(13,539)	$(133,020)	$(595)	$(244)	$(36,898)

See accompanying notes.

ATT Holding Co.
Consolidated Statements of Changes in Stockholders’ Equity (Predecessor Company I)
(In Thousands, Except Number of Shares)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 28, 2002	59,396	$—	692,052	$—	267,448	$—	$60,540	$1,555	$237	$(130)	$62,202
Issuance of common stock	—	—	3,300	—	—	—	3	—	—	—	3
Issuance of preferred stock	3,000	—	—	—	—	—	3,000	—	—	—	3,000
Issuance of treasury stock	99	—	31,354	—	—	—	—	—	—	130	130
Net income	—	—	—	—	—	—	—	16,565	—	—	16,565
Other comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	2,176	—	2,176
Minimum pension liability, net of tax	—	—	—	—	—	—	—	—	97	—	97
Comprehensive income	—	—	—	—	—	—	—	—	—	—	18,838
Balance at September 27, 2003	62,495	—	726,706	—	267,448	—	63,543	18,120	2,510	—	84,173
Issuance of common stock	—	—	600	—	—	—	1	—	—	—	1
Purchase of treasury stock	—	—	(750)	—	—	—	—	—	—	(1)	(1)
Net income	—	—	—	—	—	—	—	19,381	—	—	19,381
Other comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	217	—	217
Minimum pension liability, net of tax	—	—	—	—	—	—	—	—	(53)	—	(53)
Comprehensive income											19,545
Balance at June 27, 2004	62,495	$—	726,556	$—	267,448	$—	$63,544	$37,501	$2,674	$(1)	$103,718

See accompanying notes.

ATT Holding Co.
Consolidated Statements of Cash Flows

			Predecessor Company I
	Fiscal year ended October 1, 2005	Period ended September 25, 2004	Period ended June 27, 2004	Fiscal year ended September 27, 2003
	(In Thousands)
Operating activities
Net (loss) income	$(125,200)	$(7,820)	$19,381	$16,565
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation expense	10,277	2,626	5,953	7,485
Amortization of intangible assets	1,754	477	3,303	3,508
Amortization of loan fees	6,496	453	661	755
Provision for bad debts	(88)	66	(95)	(3)
Provision for deferred taxes	(1,105)	(4,080)	5,281	1,356
Noncash interest expense	355	—	206	489
Loss (gain) on disposal of fixed assets	23	(7)	(4,786)	(880)
Amortization of bond discount	80	—	—	—
Impairment charges	122,678	—	—	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	8,247	35,233	(40,754)	(9,969)
Inventories	7,071	4,082	(18,737)	(8,653)
Prepaid expenses and other assets	(7,908)	1,235	(21)	(1,381)
Accounts payable	5,771	(11,528)	14,588	2,063
Accrued expenses and other liabilities	1,940	105	730	(41,30)
Net cash provided by (used in) operating activities	30,391	20,842	(14,290)	7,205

ATT Holding Co.
Consolidated Statements of Cash Flows (continued)

			Predecessor Company I
	Fiscal year ended October 1, 2005	Period ended September 25, 2004	Period ended June 27, 2004	Fiscal year ended September 27, 2003
	(In Thousands)
Investing activities
Acquisition of businesses, net of cash acquired	(225)	(306,374)	(236)	(38,620)
Purchase of fixed assets	(11,600)	(1,624)	(4,219)	(7,053)
Proceeds from sale of fixed assets	523	7	5,095	1,112
Investment in joint ventures	(108)	—	—	—
Net cash (used in) provided by investing activities	(11,410)	(307,991)	640	(44,561)
Financing activities
Repayments of long-term debt	(140,206)	(60,936)	(15,731)	(8,836)
(Repayments) borrowings on revolver, net	(6,300)	(24,021)	28,380	1,941
Borrowings on long-term debt	152,074	290,000	—	10,000
Debt issuance costs	(4,463)	(13,598)	—	(533)
Proceeds from issuance of capital stock	—	—	1	3,003
Capital contributions from buyer	—	96,585	—	—
(Purchase) issuance of treasury stock	(244)	—	(1)	130
Net cash provided by financing activities	861	288,030	12,649	5,705
Effect of exchange rate changes on cash	302	(534)	216	746
Increase (decrease) in cash and cash equivalents	20,144	347	(785)	(30,905)
Cash and cash equivalents at beginning of period	1,250	903	1,688	32,593
Cash and cash equivalents at end of period	$21,394	$1,250	$903	$1,688

See accompanying notes.

ATT Holding Co.

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share Data)

1.	Formation and Description of Business

ATT Holding Co. and its subsidiaries (the ‘‘Company’’) manufacture and market non-powered lawn and garden tools and accessories primarily in North America and Europe. The Company refers to operations subsequent to June 27, 2004. Operations from September 29, 2002 to June 27, 2004 are referred to as ‘‘Predecessor Company I’’.

The accompanying consolidated financial statements present the financial position of the Company as of October 1, 2005 and September 25, 2004, and the results of operations, changes in stockholders’ equity (deficit), and cash flows of the Company for the fiscal year ended October 1, 2005 and the period from June 28, 2004 to September 25, 2004 and the results of operations, changes in stockholders’ equity, and cash flows of the Predecessor Company I for the period from September 28, 2003 to June 27, 2004 and the fiscal year ended September 27, 2003.

ATT Holding Co. (as Predecessor Company I) was incorporated on December 20, 2001. On January 14, 2002, Predecessor Company I acquired, from U.S. Industries, Inc. (‘‘USI’’), certain assets and liabilities of Ames True Temper Group (‘‘Predecessor Company II’’), including Ames True Temper, Inc.; True Temper Ltd.; IXL Manufacturing, Inc.; and Garant Division of USI Canada, Inc., a division of U.S. Industries, Inc. In May 2002, IXL Manufacturing was merged into Ames True Temper, Inc.

On June 28, 2004, the Company completed the sale of all outstanding common and preferred stock and warrants of Predecessor Company I to affiliates of Castle Harlan, a New York private-equity investment firm. CHATT Holdings Inc., the ‘‘buyer’’, and CHATT Holdings LLC, the ‘‘buyer parent’’, were created to make the acquisition of the Company. Approximately 87% of the equity interests of the buyer parent are owned by affiliates of Castle Harlan, and the remainder were issued to members of our management who held capital stock in the Predecessor Company I, in lieu of cash consideration that they otherwise would have been entitled to receive in the acquisition. In addition, certain members of management that did not hold equity in Predecessor Company I purchased an equity interest in the buyer parent for cash.

The transaction was valued at approximately $380,000, plus $6,345 in transaction costs and a working capital adjustment of $27,771. In connection with the sale, Ames True Temper, Inc., which is a 100%-owned subsidiary of the Company, entered into a new credit facility, at which time all existing indebtedness was repaid. In connection with the new facility, ATT Holding Co. fully and unconditionally guaranteed the $150,000 10% Senior Subordinated Notes due 2012 (and subsequently the $150,000 Senior Floating Rate Notes due 2012). ATT Holding Co. has no other subsidiaries other than Ames True Temper, Inc. and has no independent assets or operations separate from the investment in Ames True Temper, Inc. Ames True Temper, Inc. is restricted by the Credit Agreement dated as of June 28, 2004, as amended to date, to provide funds to ATT Holding Co., except for the provisions described therein.

The Company’s fiscal year generally ends on the Saturday nearest to September 30.

2.	Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

Principles of Consolidation

The accompanying consolidated financial statements for the fiscal year ended October 1, 2005, the period ended September 25, 2004, the period ended June 27, 2004 (Predecessor Company I) and the fiscal year ended September 27, 2003 (Predecessor Company I) include the accounts of ATT Holding Co. and its subsidiaries. All material intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents represent short-term, highly liquid investments, which have maturities of 90 days or less when purchased. The carrying amount of cash and cash equivalents approximates fair value.

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts. The allowance is based on management’s estimate of the amount of receivables that will actually be collected. Accounts are considered past due based on how payments are received compared to the customer’s credit terms. Accounts are written off when management determines the account is uncollectible. Finance charges are generally not assessed on past due accounts.

Inventories

Inventories are stated at the lower of cost, which is determined by the first-in, first-out method, or market.

Investments

The Company accounts for its investments in accordance with the cost method. The investments are included in other non-current assets. The Company has investments in four cooperative joint ventures in China with certain exclusive marketing rights to sell, outside China, products manufactured by the four separate joint ventures. The Company's interests in the joint ventures range between 25% and 35%. The Company does not share in either the profit or loss and has minority representation on the Board of Directors of each of the joint ventures.

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost less accumulated depreciation provided under the straight-line method. Buildings and building improvements are depreciated based on lives of 25 and 10 years, respectively. Land improvements and leasehold improvements are depreciated based on lives of 15 and 10 years (or less, depending on the life of the lease), respectively. Machinery and equipment is depreciated based on lives ranging from three to seven years, and furniture and fixtures based on a life of five years. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance, and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the costs and accumulated depreciation are removed from the accounts. Any resulting gain or loss is recognized currently. Construction in progress is comprised of ongoing development costs associated with upgrades and additions.

Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that companies consider whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, companies determine whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

carrying amount, and if so, companies recognize an impairment loss based on the excess of the carrying amount of the assets over their fair value. Accordingly, management will periodically evaluate the ongoing value of property and equipment. During fiscal 2005, the Company recorded an impairment charge of $2,925 in conjunction with the closure of a manufacturing facility.

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

SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be tested for impairment. In addition to goodwill, the Company has tradenames that are deemed to have indefinite lives. Intangible assets with finite lives are amortized over their useful lives. Under the provisions of SFAS No. 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two-step impairment assessment. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including the indefinite-lived assets. If the fair value of the reporting unit exceeds its carrying amount, the indefinite-lived assets of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The Company uses financial projections and certain cash flow measures in its determination of the fair value of these assets. The Company completed the annual impairment tests, which resulted in a goodwill impairment of $119,753.

Debt Issuance Costs

Current and other non-current assets include debt issuance costs in the amount of $12,504 and $13,145 as of October 1, 2005 and September 25, 2004, respectively. The debt issuance costs are being amortized over a period of three to eight years based on the corresponding life of the debt.

Income Tax

Deferred tax assets and liabilities are computed based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws. Deferred income tax expense or benefit is based on changes in deferred tax assets and liabilities from period to period.

Revenue and Cost Recognition

Revenue is recognized upon shipment of products or delivery of products to the customer depending on the terms of the sale. Provisions are made for estimated sales returns and allowances at the time of the sale. Such amounts, which are included in net sales, totaled $7,778, $2,634, $4,118 and $6,235 for the fiscal year ended October 1, 2005, the period ended September 25, 2004, the period ended June 27, 2004 and the fiscal year ended September 27, 2003, respectively.

Shipping and Handling Costs

All shipping and handling costs are expensed as incurred. Costs incurred to ship product from the plants and distribution centers to the customer and from plants and our main distribution center to

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

our West Coast distribution facility are included in costs of goods sold and totaled $18,773, $3,889, $14,224 and $16,594 for the fiscal year ended October 1, 2005, the period ended September 25, 2004, the period ended June 27, 2004 and the fiscal year ended September 27, 2003, respectively. Costs to ship the product from manufacturing facilities to the main distribution center is included in selling, general and administrative expense and totaled $3,691, $575, $2,617 and $3,891 for the fiscal year ended October 1, 2005, the period ended September 25, 2004, the period ended June 27, 2004 and the fiscal year ended September 27, 2003, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Such amounts totaled $11,201, $2,447, $9,424 and $9,798 for the fiscal year ended October 1, 2005, the period ended September 25, 2004, the period ended June 27, 2004 and the fiscal year ended September 27, 2003, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Such amounts totaled $928, $195, $648 and $899 for the fiscal year ended October 1, 2005, the period ended September 25, 2004, the period ended June 27, 2004 and the fiscal year ended September 27, 2003, respectively.

Foreign Currency Translation

The financial statements of the Company’s foreign operations are measured using the local currency as the functional currency. Assets and liabilities of foreign subsidiaries are translated at the exchange rates as of the balance sheet date. Resulting translation adjustments, net of the related income tax effects, are recorded in the currency translation adjustment account, a separate component of Accumulated Other Comprehensive Income. Income and expense items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions are included in net income.

Accumulated Other Comprehensive Income

Comprehensive income (loss) is defined as net income (loss) and other changes in stockholders’ equity (deficit) from transactions and other events from sources other than stockholders. The components of and changes in other comprehensive income (loss), net of tax, are as follows:

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
October 1, 2005
Currency translation adjustment	$2,248	$4,841	$—	$4,841	$7,089
Minimum pension liability adjustment	—	(13,502)	5,131	(8,371)	(8,371)
Interest rate swaps	—	1,108	(421)	687	687
	$2,248	$(7,553)	$4,710	$(2,843)	$(595)
September 25, 2004
Currency translation adjustment	$—	$3,696	$(1,448)	$2,248	$2,248
Predecessor Company I
June 27, 2004
Currency translation adjustment	$2,536	$372	$(155)	$217	$2,753
Minimum pension liability adjustment	(26)	(90)	37	(53)	(79)
	$2,510	$282	$(118)	$164	$2,674

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

Fair Value of Financial Instruments

Financial instruments held by the Company include cash and cash equivalents, accounts receivable, accounts payable and long-term debt.

The fair values of all cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying value due to their short-term nature. The fair value of the Term Note is also estimated to approximate its carrying amount based upon current market conditions and interest rates. At October 1, 2005, the fair value of the Senior Floating Rate Notes due 2012 and the Senior Subordinated Notes due 2012 was estimated to be $141,000 and $124,500, respectively, based on market price information. At September 25, 2004, the book value of all debt instruments issued by the Company approximated fair market value.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by chief operating decision makers in deciding how to allocate resources in assessing performance. All of the Company’s operations are classified within one business segment.

Labor Availability

The industry is labor intensive and requires an adequate supply of labor. As of October 1, 2005, approximately 30% of the Company’s employees are subject to collective bargaining agreements.

Raw Material Suppliers

During fiscal 2005, Liberty Steel accounted for approximately 14% of the Company’s total raw material purchases.

Stock-Based Compensation

On June 28, 2004, certain management employees of Ames True Temper and affiliates became eligible to purchase Class B management incentive units of CHATT Holdings LLC. These units vest based on three criteria: (1) time vesting based on a five year term, (2) performance vesting based on the results of Ames True Temper, Inc. and (3) vesting based upon a targeted rate of return upon change of control. There are certain acceleration clauses in the event of a change of control. As of October 1, 2005, there were 136,014 incentive units issued to management and members of the CHATT Holdings LLC Board of Directors that are not employees of Ames True Temper, Inc. or Castle Harlan, Inc. Additionally, an affiliate of Castle Harlan holds 59,273 of these units that will be used for future awards. These units may not be sold, pledged or otherwise transferred under securities law. Additional restrictions and limitations are set forth in the agreement. These units are accounted for under FASB Interpretation No. 44 of APB No. 25, Accounting for Stock Issued to Employees. For the period ended October 1, 2005, there was no expense recorded related to these units.

Derivatives

The Company’s cash flows and earnings are subject to fluctuations resulting from changes in interest rates, foreign currency exchange rates and raw material costs. The Company manages the exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. The Company’s policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. The Company does not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

During fiscal 2005, the Company entered into two interest rate swaps that are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, ‘‘SFAS 133’’). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value.

The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. Any deferred gains or losses associated with derivative instruments, which on infrequent occasions may be terminated prior to maturity, are recognized in income in the period in which the underlying hedged transaction is recognized. In the event a designated hedged item is sold, extinguished, or matures prior to the termination of the related derivative instrument, such instrument would be closed and the resulting gain or loss would be recognized in income.

The Company has structured all existing interest rate swap agreements to be perfectly effective. As a result, there is no current impact to earnings resulting from hedge ineffectiveness. The Company periodically reassesses the effectiveness of the swap. If the swaps were deemed to be ineffective a gain or loss would be recognized in income. The change in values of the interest rate swaps is reflected in the activity of other comprehensive income, net of deferred taxes. At October 1, 2005, the interest rate swaps were recorded as an asset of $1,108, with a fair value as accumulated other comprehensive income of $687, net of deferred tax expense of $421. The fair market values of the interest rate swap agreements, which were obtained from broker quotes are included on the consolidated balance sheet as of October 1, 2005 and the changes in fair market value are reflected in other non-current assets and other comprehensive loss.

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 151, Inventory Costs, an amendment of ARB No. 43 Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of ‘‘so abnormal.’’ as defined in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred beginning in the Company's fiscal 2006. The Company is in the process of reviewing SFAS 151 and has not determined the effects on the consolidated financial statements.

Reclassifications

Certain amounts in the accompanying financial statements have been reclassified to conform to the Company’s period ended October 1, 2005 presentation.

3.	Acquisitions Made by Predecessor Company I

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

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

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

The above businesses were acquired to expand Predecessor Company I’s product lines and increase related market share.

All acquisitions were accounted for using the purchase method. The allocation of the purchase price associated with the acquisitions has been determined by Predecessor Company I using independent third-party appraisals based upon available information.

The operating results of the acquired companies have been included in the accompanying consolidated statements of operations from the respective dates of acquisition.

Pro forma information reflecting the results of operations of Dynamic Design for the fiscal year ended September 27, 2003 is not materially different from the actual results of operations for the fiscal year ended September 27, 2003. Pro forma information, reflecting the result of operations of Outdoor Inspirations, Inc. and Greenlife, Inc. are not provided, as those acquisitions did not materially impact Predecessor Company I’s results of operations.

4.	Restructuring and Purchase Accounting

Acquisition of Predecessor Company I

On June 28, 2004, the Company completed the sale of all outstanding common and preferred stock of Predecessor Company I to affiliates of Castle Harlan, a private equity group. CHATT Holdings Inc., the ‘‘buyer’’, and CHATT Holdings LLC, the ‘‘buyer parent’’, were created to make the acquisition of the Company. Approximately 87% of the equity interests of the buyer parent are owned by affiliates of Castle Harlan, and the remainder were issued to members of our management who held capital stock in the Predecessor Company I, in lieu of cash consideration that they otherwise would have been entitled to receive in the acquisition. In addition, in a few cases, certain members of management that did not hold equity in Predecessor Company I purchased an equity interest in the buyer parent for cash.

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

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

The transaction was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations, and Emerging Issues Task Force (EITF) Issue 88-16, Basis in Leveraged Buyout Transactions. As such, the acquired assets and assumed liabilities have been recorded at fair market value for the interests acquired and preliminary estimates of assumed liabilities by new investors and at the carryover basis for continuing investors. The acquired assets and assumed liabilities were assigned new book values in the same proportion as the residual interests of the continuing investors and the new interests acquired by the new investors. Under EITF 88-16, the Company was revalued at the merger date to the fair value to the extent of the majority stockholder’s 87.35% controlling interest in the Company. The remaining 12.65% is accounted for at the continuing stockholders’ carryover basis in the Company. The excess of the purchase price over the historical basis of the net assets acquired has been applied to adjust net assets to their fair values to the extent of the majority stockholder’s 87.35% ownership. Goodwill resulting from this transaction is not deductible for income tax purposes. Goodwill resulting from the acquisitions made by Predecessor Company I is expected to be deductible for income tax purposes.

In connection with the acquisition of Predecessor Company I, the Company reevaluated the restructuring reserves previously set up by Predecessor Company I. These restructuring reserves were originally established to reduce total workforce and close certain facilities. The Company, as of the date of acquisition of Predecessor Company I, began to assess and formulate an exit and restructuring plan that includes additional reductions of workforce, facility closures and changes in business strategies. This updated exit and restructuring plan is intended to increase operating efficiencies. At June 28, 2004, the Company recorded a liability of $4,782 related to the reductions of workforce and facility closures and $4,795 related to changes in business strategies for a product line. These plans also resulted in a $6,825 decrease to the beginning balance of the pension asset for the period ended September 25, 2004. Adjustments of $2,066, primarily to the reserves associated with plant closures, were made to these reserves as the cost estimates were refined and finalized during the fiscal year ended October 1, 2005. The Company expects to complete these plans in the next one to three years. The following schedule shows the changes to the restructuring reserve since the date of acquisition, which is included in accrued liabilities and other long-term liabilities:

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

Balance as of June 27, 2004	$2,223
Additions	7,354
Balance as of June 28, 2004, date of acquisition	9,577
Payments	(79)
Balance as of September 25, 2004	9,498
Accretion of interest	355
Current year provisions	80
Purchase accounting adjustments	(2,066)
Payments	(1,027)
Balance as of October 1, 2005	$6,840

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

At June 27, 2004, the remaining restructuring reserves of $2,223 were included in accrued liabilities and relate to portions of the exit plans that were not yet completed. At the date of acquisition of Predecessor Company I, these reserves were reevaluated and included in the purchase price. Changes to the restructuring reserves are as follows:

Balance as of September 28, 2002	$2,774
Adjustments to 2002 reserves (see below)	1,730
2003 exit plans	434
Payments	(2,524)
Balance as of September 27, 2003	2,414
Payments	(191)
Balance as of June 27, 2004	$2,223

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

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

5.	Trade Receivables and Concentrations of Credit Risk

Trade receivables are as follows:

	October 1, 2005	September 25, 2004
Trade receivables	$66,544	$75,634
Allowance for doubtful accounts	(1,335)	(1,410)
Other sales reserves	(15,532)	(16,320)
	$49,677	$57,904

The Company operates principally in the United States, and to a lesser extent, in Europe and Canada. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Credit losses have been within management’s estimates.

The Company’s top two customers represented approximately 32% and 22% of sales for the fiscal year ended October 1, 2005 and approximately 33% and 22% of sales for the thirteen-week period ended September 25, 2004. These customers represent 30% and 22% of trade receivables at October 1, 2005 and 45% and 29% of trade receivables at September 25, 2004.

Predecessor Company I’s top two customers represented approximately 33% and 20% of sales for the thirty-nine week period ended June 27, 2004 and approximately 35% and 20% of sales for the fiscal year ended September 27, 2003.

6.	Inventories

Inventories are as follows:

	October 1, 2005	September 25, 2004
Finished goods	$59,671	$65,291
Work in process	15,613	18,729
Raw materials	22,908	22,595
	98,192	106,615
Less inventory reserves	(7,046)	(8,398)
	$91,146	$98,217

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

7.	Property, Plant and Equipment

A summary of property, plant and equipment is as follows:

	October 1, 2005	September 25, 2004
Land and improvements	$1,637	$1,965
Buildings and improvements	14,561	13,992
Machinery and equipment	53,095	45,595
Furniture and fixtures	218	210
Computer hardware	563	424
Computer software	1,760	1,686
Construction in progress	5,828	2,517
	77,662	66,389
Less accumulated depreciation	(15,755)	(2,712)
Net property, plant and equipment	$61,907	$63,677

8.	Goodwill and Other Intangibles

In accordance with SFAS No. 142, the Company is required to test goodwill and indefinite lived intangible assets for impairment on at least an annual basis. There can be no assurance that future impairment tests will not result in a charge to earnings. The cost of other acquired intangible assets, including primarily customer and vendor relationships, covenants not to compete and employment agreements, is amortized on a straight-line basis over the estimated lives of 2 to 10 years. Amortization of other intangibles amounted to $1,754 and $477 for the fiscal year ended October 1, 2005 and the period ended September 25, 2004, respectively. Amortization of other intangibles under Predecessor Company I amounted to $3,303 and $3,508 for the period ended June 27, 2004 and the fiscal year ended September 27, 2003, respectively.

The estimated aggregate amortization expense for each of the succeeding fiscal years is as follows: $1,794 in 2006; $1,399 in 2007; $1,249 in 2008; $1,133 in 2009; $1,133 in 2010 and $4,249 thereafter.

The changes in carrying amount of goodwill for the period ended October 1, 2005 are as follows:

Goodwill, after allocations to fair value on June 28, 2004	$154,659
Currency translation adjustments	1,904
Goodwill at September 25, 2004	$156,563
Currency translation adjustments	3,348
Additions and revision of purchase price allocations	1,577
Impairment of goodwill	(119,753)
Goodwill at October 1, 2005	$41,735

During fiscal 2005, the Company made revisions to the initial purchase price allocation. These additions and revisions to goodwill related primarily to an additional purchase price allocation of $1,133, additional legal expenses of $1,000, and curtailment charges of $1,198 related to pension refinement partially offset by a reduction of the restructuring reserve of $2,066.

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

The following table reflects the components of intangible assets other than goodwill at October 1, 2005:

	Gross Carrying Amount	Accumulated Amortization
Indefinite lived intangible assets:
Trade names	$70,172	$—
Finite lived intangible assets:
Technology (patents)	984	336
Non-compete agreements	887	493
Customer relationships	11,317	1,402
	13,188	2,231
	$83,360	$2,231

The following table reflects the components of intangible assets other than goodwill at September 25, 2004:

	Gross Carrying Amount	Accumulated Amortization
Indefinite lived intangible assets:
Trade names	$69,690	$—
Finite lived intangible assets:
Technology (patents)	984	68
Non-compete agreements	885	99
Customer relationships	11,209	310
	13,078	477
	$82,768	$477

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

9.	Income Taxes

Income before income taxes and the related provision for income taxes consist of the following:

			Predecessor Company I
	Fiscal year ended October 1, 2005	Period ended September 25, 2004	Period ended June 27, 2004	Fiscal year ended September 27, 2003
Income before provision for income taxes:
Domestic	$(135,518)	$(12,985)	$27,482	$20,991
Foreign	7,363	127	5,827	6,069
	$(128,155)	$(12,858)	$33,309	$27,060
Income tax expense (benefit):
Current:
Federal	$(3,394)	$(842)	$6,615	$7,477
State	(923)	(103)	360	406
Foreign	2,467	(13)	1,672	1,256
	(1,850)	(958)	8,647	9,139
Deferred:
Federal	(1,560)	(3,665)	3,703	286
State	596	(415)	743	353
Foreign	(141)	—	835	717
	(1,105)	(4,080)	5,281	1,356
	$(2,955)	$(5,038)	$13,928	$10,495

The reported income tax provisions differ from the amount based on United States federal income tax rates as follows:

			Predecessor Company I
	Fiscal year ended October 1, 2005	Period ended September 25, 2004	Period ended June 27, 2004	Fiscal year ended September 27, 2003
Statutory federal income tax (benefit) expense	$(43,572)	$(4,372)	$11,658	$9,435
Non-deductible goodwill impairment loss	40,715	—	—	—
State income tax expense (net of federal benefit)	(710)	(342)	717	517
Nondeductible other	(20)	22	—	50
Foreign income tax differential	(177)	—	908	(128)
Valuation allowance	750	—	—	—
Other	59	(346)	645	621
	$(2,955)	$(5,038)	$13,928	$10,495

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	October 1, 2005	September 25, 2004
Deferred tax assets:
Accounts receivable	$279	$1,814
Inventories	2,037	2,696
Accrued liabilities and restructuring expenses	8,559	8,551
Other current items	241	—
Other non-current items	327	64
Pension	5,131	—
Total deferred tax assets	16,574	13,125
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	10,378	12,433
Pensions	611	—
Intangible assets	22,764	19,975
Derivative financial instruments	421	—
Other current items	—	1,387
Other non-current items	—	953
Total deferred tax liabilities	34,174	34,748
Net deferred tax liabilities	$(17,600)	$(21,623)

During the fiscal year ended October 1, 2005, the period ended September 25, 2004, the period ended June 27, 2004 and the fiscal year ended September 27, 2003, the Company paid income taxes of $1,014, $1, $8,743 and $7,153, respectively.

Effective for the fiscal year ended October 1, 2005, no provision had been made for U.S. federal and state income taxes on approximately $7,363 of foreign earnings, which are expected to be reinvested outside of the United Sates indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes to various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

10.	Debt Arrangements

On June 28, 2004, in conjunction with the acquisition of the Company, Ames True Temper, Inc. entered into a $215,000 Senior Secured Credit Facility and issued $150,000 of Senior Subordinated Notes in order to finance the acquisition, repay the Company’s outstanding debt and pay related fees and expenses. The Senior Secured Credit Facility consisted of a $75,000 revolving credit facility and a $140,000 term loan B. On January 14, 2005, Ames True Temper, Inc. completed the offering of $150,000 Senior Floating Rate Notes due 2012. The proceeds of this offering were used by the Company to repay the entire balance of Term Loan B, which amounted to $139,300. Additionally, the proceeds were used to pay transaction fees and repay a portion of the revolving credit facility. As a result of the transaction, the Company recorded a charge of $4,102 to interest expense to write-off the portion of prepaid bank fees related to Term Loan B.

Senior Secured Credit Facility

The initial $215,000 Senior Secured Credit Facility is with a syndicate of banks led by Bank of America, N.A. This senior credit facility consisted of a $75,000 revolving credit facility and a $140,000

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

term loan B. The term loan B was fully repaid on January 14, 2005. The revolving credit facility includes a $15,000 subfacility for letters of credit and a $15,000 subfacility for swing-line loans. As of October 1, 2005 and September 25, 2004, $0 and $6,300 were outstanding under our revolving credit facility, respectively. Additionally, the credit agreement allows for the issuance of letters of credit in accordance with certain terms and conditions as defined in the agreement.

On January 14, 2005, simultaneously with the completion of the offering of the Senior Floating Rate Notes, Ames True Temper, Inc. entered into Amendment No. 1 to the Loan Agreements (‘‘Amendment No. 1’’). Pursuant to Amendment No.1, availability under the Credit Agreement is restricted to the lesser of $75,000 and the borrowing base amount, which is equal to (a) 85% of the amount of eligible receivables, plus (b) the lower of (i) 55% of the cost or fair market value of eligible inventory and (ii) if an inventory appraisal has been performed, 80% of the orderly liquidation value of the Company’s inventory, plus (c) a percentage of eligible equipment or real property determined by Bank of America, N.A., as administrative agent, and not objected to by the required lenders.

As of October 1, 2005, the revolving credit facility had a borrowing base of $74,418. The Company had letters of credit outstanding totaling $1,410 and $960 at October 1, 2005 and September 25, 2004, respectively. The total amount available under the revolving credit facility at October 1, 2005 and September 25, 2004 was $73,008 and $67,740, respectively.

The revolving credit facility will mature on June 28, 2010. The term loan B was subject to quarterly amortization of principal, to be payable in an amount equal to $350, or 0.25% of $140,000 (the initial aggregate term loan B advance) for each of the first 27 quarters following the funding of the term loan B and the remaining sum of $130,550, or 93.25% of the initial aggregate advances, at maturity.

Advances under the revolving credit facility may be made, on a revolving basis, up to the full amount of the revolving credit facility (subject to compliance with clean-down requirements requiring the aggregate amount outstanding under the revolving credit facility to be maintained at $25,000, not including outstanding unfunded letters of credit, for at least 10 days during each consecutive 15 month period) and letters of credit may be issued up to the sublimit for letters of credit. The Company has complied with this clean-down requirement during the thirteen-weeks ended September 25, 2004. The Senior Secured Credit Facility contains various affirmative and negative covenants customary for similar credit facilities (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions on: liens; debt (with exceptions); loans, acquisitions, joint ventures and other investments; mergers and consolidations, sales, transfers and other dispositions of property or assets; dividends, distributions, redemptions and other restricted payments; changes in the nature of the Company’s business; transactions with affiliates; prepayment, redemption or repurchase of certain debt; and capital expenditures. In addition, the Senior Secured Credit Facility requires that the Company meet certain financial covenant tests, including, without limitation, maintenance of a minimum fixed charge coverage ratio and a minimum consolidated EBITDA. As of October 1, 2005, the Company was in compliance with the debt covenants under the Senior Secured Credit Facility.

The applicable interest rate (i) in the case of Term Loan B, was equal to LIBOR plus 2.75% per annum for Eurodollar Rate Loans and Prime plus 1.75% per annum for Base Rate Loans and (ii) in the case of the revolving loan facility, swing line loans and letters of credit, the interest rate is LIBOR plus 3.00% for Eurodollar Rate Loans and Prime plus 2.00% per annum for Base Rate Loans based on the Company’s consolidated leverage ratio in accordance with the Credit Agreement. As of September 25, 2004, the weighted average interest rate for the Term Loan B was 4.7% and for the revolver was 6.1%. Annual commitment fees are 0.50% of the unused portion of the revolving loan facility.

Senior Subordinated Notes

Ames True Temper, Inc. issued $150,000 of 10% Senior Subordinated Notes due 2012 on June 28, 2004. The notes are unsecured, unsubordinated obligations of Ames True Temper, Inc. and will rank

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

behind all of its existing and future senior debt, including borrowings under the Senior Secured Credit Facility and effectively behind all of the existing and future liabilities of the subsidiaries of Ames True Temper, Inc., including trade payables. These notes will rank equally with any future senior subordinated debt and ahead of any future debt that expressly provides for its subordination to the notes. ATT Holding Co. guarantees the notes on a senior subordinated basis. This guarantee will rank behind all existing and future senior debt of ATT Holding Co, including the guarantee of the Senior Secured Credit Facility, equal to all future senior subordinated indebtedness and ahead of a future debt that expressly provides that it is subordinated to the guarantee.

Senior Floating Rate Notes

On January 14, 2005, Ames True Temper, Inc. completed the offering of $150,000 Senior Floating Rate Notes due 2012. The Senior Floating Rate Notes, issued at a 0.5% discount, bear interest at a floating rate per annum, reset quarterly, equal to LIBOR plus 4%, which was 7.60% at October 1, 2005. The Senior Floating Rate Notes pay interest quarterly in cash in arrears on January 15, April 15, July 15 and October 15 of each year. The Senior Floating Rate Notes mature on January 15, 2012, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the Indenture. The Company guarantees the Senior Floating Rate Notes.

The Senior Floating Rate Notes are unsecured, unsubordinated obligations of Ames True Temper, Inc. They are effectively subordinated to all existing and future secured debt, to the extent of the assets securing such debt, including borrowings under the Senior Secured Credit Facility, pari passu with all future senior unsecured indebtedness, senior in right of payment to all existing and future senior subordinated debt, including the Senior Subordinated Notes, and effectively behind all of the existing and future liabilities of Ames True Temper Inc.’s subsidiaries, including trade payables.

Term Note

On July 19, 2005, the Company entered into a $2,700 Term Note, Loan and Security Agreement and Subordination Agreement with a Lender. This note is payable on monthly installments over five years. The interest rate per annum is equal to 2.5% and secured by certain collateral, which was agreed to by the Administrative Agent of the Senior Secured Credit Facility. Under the terms of this note, the Company is required to create 108 jobs at the new manufacturing facility in Pennsylvania within three years of the completion of the facility. The Term Note contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation: nonpayment of principal, interest, fees and failure to perform or observe certain covenants. As of October 1, 2005 the Company was in compliance with these covenants.

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

Total indebtedness is as follows:

	October 1, 2005	September 25, 2004
Senior Secured Credit Facility:
Revolving loan facility, expires 2010	$—	$6,300
Term Loan B, due 2011	—	140,000
Term Note due 2010	2,618	—
Senior Floating Rate Notes due 2012	150,000	—
10% Senior Subordinated Notes due 2012	150,000	150,000
Total debt	302,618	296,300
Less short-term revolving loan facilities	—	(6,300)
Current portion of long-term debt	(515)	(1,400)
Less unaccreted discount	(670)	—
Long-term debt	$301,433	$288,600

Interest payments were approximately $24,642, $2,004, $7,229 and $9,800 for the fiscal year ended October 1, 2005, the periods ended September 25, 2004 and June 27, 2004 and the fiscal year ended September 27, 2003, respectively.

11.	Lease Arrangements

The Company leases certain distribution and production facilities, machinery, computer hardware, computer software, office equipment, and vehicles under lease arrangements of varying terms. The most significant lease commitments involve distribution and production facilities with lease terms of up to 17 years.

Rental expense for operating leases was $10,714, $2,496, $6,748 and $8,898 for the fiscal year ended October 1, 2005, the period ended September 25, 2004, the period ended June 27, 2004 and the fiscal year ended September 27, 2003, respectively.

Future minimum rental commitments under noncancelable operating leases as of October 1, 2005 are as follows:

2006	$8,049
2007	8,105
2008	7,950
2009	7,936
2010	7,457
Thereafter	60,158
Total minimum lease payments	$99,655

12.	Pension and Other Postretirement Benefits

The Company and Predecessor Company I have three noncontributory defined benefit plans covering substantially all of its United States employees. The benefits under these plans are based primarily on years of credited service and compensation as defined under the respective plan provisions. The Company’s funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such amounts as the Company may determine to be appropriate from time to time. Effective September 1, 2003, the Retirement Plan for Hourly Paid Employees of the Kane, Pennsylvania plant and the Retirement Plan for Hourly Paid Employees of Ames True Temper, Inc. Elyria Plant were merged

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

into the Ames True Temper, Inc. Pension Plan. The Company also sponsors the Supplemental Executive Retirement Plan, which is a nonqualified, unfunded plan designed to provide certain senior executives defined pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code. The Company also provides healthcare and life insurance benefits for certain groups of retirees through several plans. The benefits are at fixed amounts per retiree and are partially contributory by the retiree.

The following table provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and the funded status of the Company’s U.S. qualified defined-benefit pension (valuation dates June 30, 2005 and June 26, 2004), non-qualified defined-benefit pension, and postretirement benefit plans with the amounts recognized in the Company’s consolidated balance sheets at October 1, 2005 and September 25, 2004:

	Pension Benefits			Other Benefits
			Predecessor Company I			Predecessor Company I
	October 1, 2005	September 25, 2004	June 27, 2004	October 1, 2005	September 25, 2004	June 27, 2004
Change in projected benefit obligation
Benefit obligation at beginning of period	$106,492	$99,667	$89,213	$2,464	$2,602	$2,395
Service cost, net	2,518	629	1,730	23	6	19
Interest cost	6,050	1,512	4,391	148	37	116
Curtailment, purchase accounting	798	6,825	—	393	—	—
Assumption changes	17,034	—	5,192	298	—	124
Actuarial loss (gain)	1,644	(2,141)	4,358	(111)	(145)	—
Benefits paid	(5,895)	—	(5,217)	(187)	(36)	(52)
Benefit obligation at end of period	$128,641	$106,492	$99,667	$3,028	$2,464	$2,602
Change in fair value of plan assets
Fair value at beginning of period	$104,719	$104,719	$94,641	$—	$—	$—
Actual return on plan assets	10,432	—	15,633	—	—	—
Employer contributions	—	—	23	187	36	52
Benefits paid	(5,895)	—	(5,217)	(187)	(36)	(52)
Plan expenses	(584)	—	(361)	—	—	—
Fair value at end of period	$108,672	$104,719	$104,719	$—	$—	$—
Funded status of plan
Plan assets in excess of (less than) projected benefit obligation	$(19,969)	$(1,773)	$5,052	$(3,028)	$(2,464)	$(2,602)
Unrecognized prior service cost	—	—	32	—	—	—
Unrecognized net (gain) loss	19,521	2,095	16,594	42	(145)	138
Net amount recognized	$(448)	$322	$21,678	$(2,986)	$(2,609)	$(2,464)

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

	Pension Benefits			Other Benefits
			Predecessor Company I			Predecessor Company I
	October 1, 2005	September 25, 2004	June 27, 2004	October 1, 2005	September 25, 2004	June 27, 2004
Amounts recognized in balance sheet consist of
Prepaid benefit cost	$—	$599	$21,825	$—	$—	$—
Accrued benefit liability	(13,788)	(277)	(258)	(2,986)	(2,609)	(2,464)
Intangible asset	—	—	32	—	—	—
Accumulated other comprehensive income	13,340	—	79	—	—	—
Net amount recognized	$(448)	$322	$21,678	$(2,986)	$(2,609)	$(2,464)

Prepaid pension assets of $247 as of September 25, 2004 consist of: pension asset (above) $599 and Ireland pension liability of $352. The weighted-average assumptions used in determining the net periodic pension cost for the Company’s defined benefit and retiree plans, covering employees in the United States are presented below.

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	3.50%	4.00%	—	—
Expected return on assets	9.00%	9.00%	—	—

The weighted-average assumptions used in determining the plan obligations for the Company’s defined benefit and retiree plans, covering employees in the United States, at the measurement dates of June 30, 2005 and June 26, 2004 are presented below.

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Discount rate	5.00%	6.25%	5.00%	6.25%
Rate of compensation increase	2.75%	3.50%	—	—

The accumulated benefit obligations for the Company’s U.S. defined benefit plans at the measurement dates were $122,460 at June 30, 2005 and $94,461 at June 26, 2004.

Amounts recognized in the income statement consist of:

	Pension Benefits		Other Benefits
	Fiscal year ended October 1, 2005	Period ended September 25, 2004	Fiscal year ended October 1, 2005	Period ended September 25, 2004
Service cost	$3,102	$629	$23	$6
Interest cost	6,050	1,512	148	37
Actual (return) on plan assets	(10,432)	—	—	—
Asset gain (loss) deferred	1,253	(2,148)	—	—
Net periodic benefit cost (credit)	$(27)	$(7)	$171	$43

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

	Pension Benefits		Other Benefits
	Period ended June 27, 2004	Fiscal year ended September 27, 2003	Period ended June 27, 2004	Fiscal year ended September 27, 2003
Service cost	$2,091	$2,975	$19	$23
Interest cost	4,391	6,044	116	165
Actual (return) loss on plan assets	(15,633)	(2,787)	—	—
Asset (loss) deferred	8,825	(6,329)	—	—
Amortization of prior service cost	19	26	—	—
Amortization of unrecognized loss	340	—	—	—
Net periodic benefit cost (credit)	$33	$(71)	$135	$188

The Company anticipates making contributions of $281 to its retiree plan during the fiscal year beginning on October 2, 2005. No contributions are anticipated to be made to the U.S. defined benefit pension plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid to participants in the U.S. pension and retiree plans:

	Pension Benefits	Postretirement Benefits
2006	$7,525	$262
2007	7,507	256
2008	7,434	247
2009	7,406	239
2010	7,347	232
Five year period beginning thereafter	37,922	1,064

The Company’s Irish subsidiary administers a defined benefit pension plan. The following table provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and the funded status of this pension plan. The measurement dates were September 30, 2005 and June 26, 2004.

ATT Holding Co.

Notes to Consolidated Financial Statements (continued)

			Predecessor Company I
	October 1, 2005	September 25, 2004	June 27, 2004
Change in projected benefit obligation
Benefit obligation at beginning of period	$5,558	$5,512	$4,643
Service cost, net	268	45	133
Interest cost	299	72	202
Assumption changes	1,522	—	191
Actuarial loss (gain)	530	50	(126)
Benefits paid	(339)	(167)	(72)
Effect of foreign currency	(228)	46	541
Benefit obligation at end of period	$7,610	$5,558	$5,512
Change in fair value of plan assets
Fair value at beginning of period	$5,017	$4,975	$4,085
Actual return on plan assets	1,152	133	366
Employer contributions	101	29	102
Plan participants’ contributions	24	5	18
Benefits paid	(339)	(167)	(72)
Effect of foreign currency	(147)	42	476
Fair value at end of period	$5,808	$5,017	$4,975
Funded status of plan
Plan assets (less than) projected benefit obligation	$(1,802)	$(541)	$(537)
Unrecognized net loss	1,457	189	1,483
Net amount recognized	$(345)	$(352)	$946
Amounts recognized in balance sheet consist of
Prepaid benefit cost	$—	$—	$946
Accrued benefit liability	(507)	(352)	—
Accumulated other comprehensive income	162	—	—
Net amount recognized	$(345)	$(352)	$946

The weighted-average assumptions used in determining the net periodic pension cost for the Irish pension plan are presented below.

	2005	2004
Discount rate	5.00%	5.25%
Rate of compensation increase	3.75%	3.75%
Expected return on assets	6.50%	6.50%

The weighted-average assumptions used in determining the plan obligations for the Irish pension plan are listed below.

ATT Holding Co.

Notes to Consolidated Financial Statements (continued)

	2005	2004
Discount rate	4.00%	5.25%
Rate of compensation increase	3.75%	3.75%

At the measurement date of September 30, 2005, the accumulated benefit obligation was $6,255.

Amounts recognized in the income statement consist of:

			Predecessor Company I
	Fiscal year ended October 1, 2005	Period ended September 25, 2004	Period ended June 27, 2004
Service cost	$243	$39	$115
Interest cost	299	72	202
Actual (return) on plan assets	(1,152)	(133)	(365)
Asset gain deferred	812	53	144
Net periodic benefit cost	$202	$31	$96

Net periodic pension cost for the fiscal year ended September 27, 2003 was $130.

The Irish subsidiary anticipates making contributions of $346 to the plan during the fiscal year beginning on October 2, 2005.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid to plan participants:

2006	$147
2007	162
2008	172
2009	184
2010	219
Five year period beginning thereafter	1,802

The tables above set forth the historical components of net periodic pension cost and a reconciliation of the funded status of the pension and other postretirement benefit plans for the employees associated with the Company and are not necessarily indicative of the amounts to be recognized by the Company on a prospective basis.

The assets of the Ames True Temper, Inc. Pension Plan are invested and managed by Mellon Bank, which acts as both trustee and administrator. The Ames True Temper Benefits Committee meets quarterly to review current investment policy and to monitor Mellon Bank’s fund performance. The assets of the plan are invested in a manner consistent with the Fiduciary Standards of the Employee Retirement Income Security Act of 1974. Investment strategy is based on a rolling time horizon of three to five years. The investment objective is to achieve the highest possible return commensurate with the assumed level of risk. Based on key characteristics such as work force growth, plan maturity, and assets vs. liabilities, a slightly conservative to normal risk portfolio asset mix structure has been adopted.

The asset allocations attributable to the Company’s U.S. pension plan at June 30, 2005 and the target allocation of plan assets for the period beginning July 1, 2005, by asset category, are as follows (as permitted by SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106, the Company has deferred reporting of this information for its Irish pension plan assets):

ATT Holding Co.

Notes to Consolidated Financial Statements (continued)

	Target Allocation June 30, 2005	Percentage of Assets July 1, 2005
Domestic equity securities	65%	65%
Fixed income securities	30%	30%
International equity securities	5%	5%

The Company has a defined contribution savings plan that covers substantially all of its eligible U.S. employees. The purpose of the plan is generally to provide additional financial security to employees during retirement. Participants in the savings plan may elect to contribute, on a pre-tax basis, a certain percent of their annual earnings with the Company matching a portion of these contributions. Expenses under the plan related to the Company’s matching contribution were $522, $121, $353 and $479 for the fiscal year ended October 1, 2005, the periods ended September 25, 2004 and June 27, 2004 and the fiscal year ended September 27, 2003, respectively.

The Company’s Canadian subsidiary, Garant Inc., operates a group-registered retirement savings plan. The Company matches 50% of nonunion employee contributions, up to 3% of an employee’s base salary. The expenses related to the plan for the Company for the fiscal year ended October 1, 2005, the periods ended September 25, 2004 and June 27, 2004 and the fiscal year ended September 27, 2004 were $80, $21, $40 and $66, respectively.

13.	Stockholders’ Equity

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

Series A Preferred Stock

The Company is authorized to issue 100,000 shares of Series A Preferred Stock at a par value of $0.0001. There were 62,495 shares issued and outstanding as of October 1, 2005 and September 25, 2004. Dividends on each share of the Series A Preferred Stock were accrued on a daily basis at the rate of 10% per annum of the Liquidation Value thereof plus all accumulated and unpaid dividends thereon from and including the date of issuance of such share to and including the first to occur of (i) the date on which the Liquidation Value of such share (plus all accrued and unpaid dividends thereon) is paid to the holder thereof in connection with the liquidation of the Company or the redemption of such share by the Company or (ii) the date on which such share is otherwise acquired by the Company. Predecessor Company I had $16,925 accumulated and unpaid dividends as of June 27, 2004, which were paid out on June 28, 2004, the day of sale. The Company had $8,296 and $1,577 accumulated, unrecorded and unpaid dividends as of October 1, 2005 and September 25, 2004, respectively.

Upon any liquidation, dissolution or winding up of the Company, each holder of Series A Preferred Stock shall be entitled to be paid, before any distribution or payment is made upon any Junior Securities, an amount in cash equal to the aggregate Liquidation Value of all shares held by such holder plus all accrued and unpaid dividends thereon, and the holders of Series A Preferred Stock shall not be entitled to any further payment. The aggregate Liquidation Preference was $62,495 as of June 27, 2004, which was purchased by the buyer on June 28, 2004, the day of sale. The aggregate Liquidation Preference was $62,495 as of October 1, 2005 and September 25, 2004, which excludes any accumulated dividends. The Series A Preferred Stock has no voting rights.

ATT Holding Co.

Notes to Consolidated Financial Statements (continued)

Class A and B Common Stock

The Company is authorized to issue 1,600,000 shares of Class A Common Stock at a par value of $0.0001. There were 726,556 shares issued and outstanding as of October 1, 2005 and September 25, 2004.

The Company is authorized to issue 300,000 shares of Class B Common Stock at a par value of $0.0001. There were 267,448 shares issued and outstanding as of October 1, 2005 and September 25, 2004.

Class A Common Stock and Class B Common Stock shall be entitled to one vote for each share. With respect to the election of the Board of Directors, the holders of shares of Class B Common Stock shall have that number of votes equal to the lesser of (i) the number of shares outstanding or (ii) 29.99% of the voting power of the Company. With respect to the election of the Board of Directors, the holders of shares of Common Stock excluding Class B Common Stock shall have the number of votes equal to the greater of (i) the number of shares outstanding or (ii) 70.01% of the voting power of the Company.

Warrants

In conjunction with the issuance of $47,000 Senior Subordinated Notes on January 14, 2002, Predecessor Company I issued warrants to purchase 124,859 shares of Class A Common Stock at a price equal to $.01 per share. The warrants were exercisable at any time prior to January 13, 2010. In connection with the sale of the Predecessor Company I, CHATT Holdings Inc. purchased the warrants to purchase Class A Common Stock on June 28, 2004. These warrants were outstanding at October 1, 2005 and September 25, 2004.

14.	Segment Information

The Company’s operations are classified into one business segment. These operations are conducted primarily in the United States, and to a lesser extent, in Canada and Ireland. The following table presents certain data by geographic areas:

	Identifiable Assets	Net Sales	Earnings Before Income Taxes
Fiscal year ended October 1, 2005
United States	$327,234	$382,980	$(110,556)
Europe	5,868	6,730	11
Canada	45,491	60,894	(17,610)
Total	$378,593	$450,604	$(128,155)

	Identifiable Assets	Net Sales	Earnings Before Income Taxes
Period ended September 25, 2004
United States	$410,801	$71,054	$(12,981)
Europe	6,432	1,833	1
Canada	66,004	10,157	122
Total	$483,237	$83,044	$(12,858)

ATT Holding Co.

Notes to Consolidated Financial Statements (continued)

	Identifiable Assets	Net Sales	Earnings Before Income Taxes
Predecessor Company I
Period ended June 27, 2004
United States	$251,205	$307,465	$27,482
Europe	5,919	5,405	347
Canada	22,787	42,573	5,480
Total	$279,911	$355,443	$33,309
Fiscal year ended September 27, 2003
United States	$200,317	$360,213	$20,991
Europe	5,200	6,741	785
Canada	22,564	40,472	5,284
Total	$228,081	$407,426	$27,060

15.	Other (Income) Expense

Other (income) expense consists of the following:

			Predecessor Company I
	Fiscal year ended October 1, 2005	Period ended September 25, 2004	Period ended June 27, 2004	Fiscal year ended September 27, 2003
Foreign exchange (gain) loss	$(46)	$(82)	$71	$(935)
Anti-dumping duties	—	—	—	(74)
Other	(40)	46	128	(56)
Total	$(86)	$(36)	$199	$(1,065)

16.	Related Party Transactions

The Company entered into a management agreement with Castle Harlan, Inc., an affiliate of a shareholder, to provide business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Company. The Company paid $3,186 at the closing of the acquisition of Predecessor Company I in connection with one-time transaction services in connection with the acquisition. During the fiscal year ended October 1, 2005 and the period ended September 25, 2004, the Company recorded expenses of $1,526 and $362, respectively for the annual management fee plus expenses, which is payable quarterly in advance in accordance with the management agreement.

Wind Point Partners, a shareholder of Predecessor Company I, provided certain management services to Predecessor Company I. Fees incurred for the period ended June 27, 2004 and the fiscal year ended September 27, 2003 were $606 and $819, respectively.

17.	Commitments and Contingencies

The Company is involved in lawsuits and claims, including certain environmental matters, arising out of the normal course of its business. In the opinion of management, the ultimate amount of liability, if any, under pending litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company has future minimum purchase obligations and royalty payments under certain supply contracts associated with its operations. The future minimum purchases under this contract as of October 1, 2005 are as follows: $4,335 for 2006; $1,772 for 2007 and $1,772 for 2008.

ATT Holding Co.

Notes to Consolidated Financial Statements (continued)

18.	Special Charges

During the period ended June 27, 2004, the Company incurred non-capitalizable transaction expenses of $799 related to the sale of the Company. The Company incurred $797 in medical expenses during the fiscal year ended September 27, 2003, as a result of an insurance company’s refusal to provide stop loss coverage.

19.	Subsequent Event

On December 1, 2005, Ames True Temper, Inc. entered into Amendment No. 2 of the Credit Agreement dated June 28, 2004. This amendment temporarily reduces the minimum Consolidated EBITDA requirement for the four quarters ending December 31, 2005 and April 1, 2006 to $36,000 and $38,000, respectively. Commencing with the Company’s third quarter ending July 1, 2006, the minimum Consolidated EBITDA will resume at the $41,000 level. This amendment also provides for certain exclusions of capital expenditures and expenses for covenant compliance purposes.

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

The following table sets forth certain information regarding our board of directors, the board of directors of our parent, the board of directors of the buyer and the board of directors of the buyer parent. In addition, the table sets forth information regarding our executive officers and certain of our other senior officers. Richard Dell is the sole member of our, our parent’s and the buyer’s board of directors.

Name	Age	Position
Richard Dell	59	President and Chief Executive Officer; Member of our board of directors, the board of directors of our parent, the board of directors of the buyer and the board of directors of the buyer parent
Duane Greenly	55	Chief Operating Officer
Geoff Brownrigg	42	Vice President, Marketing
Joseph Wersosky	47	Vice President, National Sales
Christopher Frew	40	Vice President, Wholesale, Industrial and International Sales
Jean Gaudreault	49	President and General Manager, Garant (Canada)
Tom O’Connor	59	Managing Director, True Temper Ltd. (Ireland)
Chris Ebling	54	Vice President, Human Resources
David Avery	46	Vice President, Manufacturing
William Kley	58	Director of Materials
Eric J. Aumen	29	Director, Investor Relations and Public Reporting
Troy W. Bryce	37	Chief Accounting Officer
Christopher Kline	36	Director, Information Technology
Denise Z. MacIvor	45	Director, Corporate Services, Treasury and Risk Management
John K. Castle	65	Member of the board of directors of the buyer parent
Justin B. Wender	36	Member of the board of directors of the buyer parent
William M. Pruellage	32	Member of the board of directors of the buyer parent
John E. Morningstar	29	Member of the board of directors of the buyer parent
Robert Elman	66	Member of the board of directors of the buyer parent
Edward LeBlanc	59	Member of the board of directors of the buyer parent
Kenneth Roman	74	Member of the board of directors of the buyer parent

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

Duane Greenly has been our Chief Operating Officer since acquiring us, in partnership with Richard Dell and Wind Point Partners, in January 2002. From 1998 through 2001, Mr. Greenly was President and CEO of Barry Controls, which served the retail, industrial, and OEM markets. From 1996 through 1998, he was President of Morgan Manufacturing. Mr. Greenly has held numerous positions with Newell Rubbermaid, and was most recently Business Manager – Window Hardware. Mr. Greenly also held engineering, product development, and operational roles with BF Goodrich and Milliken Textiles.

Geoff Brownrigg is our Vice President, Marketing. He joined the Company in February 2005. Prior thereto, from 1999 to 2004, Mr. Brownrigg held various progressively responsible positions with Huffy Corporation, most recently as President & General Manager of Huffy Service Solutions (HSS).

Before joining HSS, Mr. Brownrigg was Vice President, Sales & Marketing for True Temper Hardware (TTH) prior to the sale of TTH to US Industries. Prior to joining TTH in 1998, Mr. Brownrigg was Vice President, Sales &

Marketing with The Cambridge Towel Corporation. Mr. Brownrigg began his career with The Canadian Coleman Company and subsequently at Black & Decker Canada where he held progressively responsible sales management roles in their housewares and power tool groups.

Joseph Wersosky has been our Vice President, National Sales since 1999. Mr. Wersosky joined Garant in 1986, before it was purchased by Ames in 1991. During his time with us, he has served as Director of Sales − The Home Depot and General Sales Manager for the Southern Region.

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

Thomas O’Connor has been the Managing Director of True Temper Ltd., Ireland since July 2005. Mr. O’Connor joined the True Temper Ltd in 1985 and served in various sales and marketing functions most recently as Sales and Marketing Director. Prior to joining True Temper Ltd., Mr. O’Connor served 10 years with I. S. Varian & Co. Ltd. Dublin, Ireland in Sales and 6 years with Polycell Products Ltd. United Kingdom.

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

William Kley has been the Director of Materials since 2003. From 2000 to 2002, Mr. Kley was Director of Global Supply Chain Management for Southco. Mr. Kley served as Vice President of Logistics for the Kendall Division of Tyco International from 1995 to 1999. From 1993 to 1994, he served as Director of Materials Management for Sara Lee’s Aris Isotoner Division and from 1986 to 1993 was Director of Logistics for Philips Electronics’ Lighting Division. Mr. Kley started his career in manufacturing and distribution with Johnson & Johnson.

Eric J. Aumen became our Director, Investor Relations and Public Reporting in November 2004. Mr. Aumen joined our company in April 2004 as SEC Reporting Manager. From 1998 to 2004, Mr. Aumen worked in various accounting roles at Deloitte & Touche LLP in the Baltimore, MD/Washington D.C. practice, most recently as Manager, Audit Services. Mr. Aumen is a licensed CPA in Pennsylvania.

Troy W. Bryce joined our company as Chief Accounting Officer in December 2004. Prior to joining us, Mr. Bryce held various positions with Corning Incorporated from 1999 to 2004, most recently as Director of Global Finance for the worldwide frequency control business. Prior to Corning, he held positions of increasing responsibility in accounting and finance with Snyders of Hanover, Inc. and Cardinal Technologies, Inc. He started his career as an auditor with Ernst & Young LLP. Mr. Bryce is a licensed CPA in Pennsylvania.

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

Denise Z. MacIvor became our Director, Corporate Services, Treasury and Risk Management in December 2004. Ms. MacIvor joined our company in 2001 as Treasurer. Prior to joining our company, Ms. MacIvor served as the Assistant Treasurer for Metrocall, Inc. from 1997 to 1999 and in various treasury and finance functions at Mercedes-Benz of North America, Inc., most recently as Assistant Treasurer.

John K. Castle is a member of the board of the directors of the buyer parent. Mr. Castle is Chairman and Chief Executive Officer of Castle Harlan. Prior to forming Castle Harlan in 1987, Mr. Castle was President and Chief Executive Officer of Donaldson, Lufkin & Jenrette, Inc., one of the nation’s leading investment banking firms. At that time, he also served as a director of the Equitable Life Assurance Society of the U.S. Mr. Castle is a board member of The Restaurant Company, Advanced Accessory Systems, LLC, Wilshire Restaurant Group, Inc., Morton’s Restaurant Group, Inc., Horizon Lines, Inc. and various private equity companies. Mr. Castle has also been elected to serve as a Life Member of the Massachusetts Institute of Technology. He has served for twenty-two years as a trustee of New York Medical College, including eleven of those years as Chairman of the Board. He is a member of the Board of the Whitehead Institute for Biomedical Research, and was Founding Chairman of the Whitehead Board of Associates. He is also a member of The New York Presbyterian Hospital Board of Trustees and Former Chairman of the Columbia-Presbyterian Health Sciences Advisory Council. Mr. Castle received his bachelor’s degree from the Massachusetts Institute of Technology, his MBA as a Baker Scholar with High Distinction from Harvard, and two Honorary Doctorate degrees of Humane Letters.

Justin B. Wender is a member of the board of directors of the buyer parent.  Mr. Wender is the Chief Investment Officer and a Senior Managing Director of Castle Harlan, Inc. Prior to joining Castle Harlan in 1993, Mr. Wender worked in the Corporate Finance Group of Merrill Lynch & Co., where he assisted clients with a variety of corporate finance matters. He is a board member of McCormick & Schmick’s Seafood Restaurants, Inc., Morton’s Restaurant Group, Caribbean Restaurants and Polypipe Building Products Limited. In addition, he currently serves as Chair of the International Center for the Disabled, is Trustee of Carleton College and a Board Member of the Pew Center on Global Climate Change. Mr. Wender is a Cum Laude graduate of Carleton College with a B.A. in Political Science and has his M.B.A. from the Wharton School of the University of Pennsylvania.

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

John E. Morningstar is a member of the board of directors of the buyer parent. Mr. Morningstar is a Vice President of Castle Harlan, Inc. Mr. Morningstar is also a board member of Associated Packaging Technologies, Inc. and Polypipe Building Products Limited. Prior to joining Castle Harlan in July 2000, Mr. Morningstar worked in the Retail Investment Banking department of Merrill Lynch & Co., where he assisted clients with corporate finance matters and strategic mergers. Mr. Morningstar received his B.S. from the University of Virginia and holds an M.B.A. from the Wharton School of the University of Pennsylvania.

Robert Elman is a member of the board of directors of the buyer parent. Mr. Elman served as Chairman and Chief Executive Officer of DESA International from its formation in 1985 until his retirement in 1999. Mr. Elman, in a leveraged buyout, co-founded DESA Industries in 1969. In 1975, AMCA International acquired DESA Industries and he became a Senior Group Vice President responsible for the Consumer, Automotive products, Aerospace and Food Packaging Divisions. Prior to joining DESA, Mr. Elman worked with ITT corp. and Singer Company in various management positions in the United States and Europe. He received his Bachelor’s Degree in Mechanical Engineering from Rensselaer Polytechnic Institute and his M.B.A. from Harvard Business School.

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

Kenneth Roman is a member of the board of directors of the buyer parent. Mr. Roman was Executive Vice President of American Express from 1989 to 1991. Mr. Roman spent 26 years with Ogilvy & Mather Worldwide (and its parent, The Ogilvy Group). Mr. Roman was Chairman and Chief Executive Officer of The Ogilvy Group from 1988 to 1989, Chairman of Ogilvy & Mather Worldwide from 1985 to 1989. Mr. Roman has served on a dozen corporate boards – including Compaq Computer, Brunswick Corp. and Gartner Inc. Mr. Roman is a member of the board of directors of American Achievement Corp. and Adventis Corp.

Audit Committee Financial Expert

The audit committee of CHATT Holding LLC, the buyer parent of ATT Holding Co., which we refer to as the Audit Committee, effectively functions as our audit committee. The Audit Committee consists of Edward LeBlanc (Chairman), Robert Elman and John Morningstar. The Audit Committee of CHATT Holding LLC has determined that Mr. LeBlanc is considered an ‘‘audit committee financial expert’’, as defined in Section 401 (h) of Regulation S-K. The Audit Committee has not determined that Mr. LeBlanc qualifies as ‘‘independent’’ as defined in the listing standards of the New York Stock Exchange.

Code of Ethics

The Audit Committee of CHATT Holdings LLC, the buyer parent of ATT Holding Co. has adopted a ‘‘code of ethics’’ applicable to Ames True Temper, Inc. and its affiliates. The Audit Committee has established a hotline where, on a confidential basis, anyone with concerns involving internal controls, accounting or auditing matters, can contact a third-party law firm without screening or review by management. A copy of the code of ethics was included as exhibit 14 of the fiscal 2004 Form 10-K and is incorporated by reference in this Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation for the last three fiscal years awarded to, earned by or paid to our chief executive officer and our other four most highly compensated executive officers at the end of fiscal 2005:

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	All Other Compensation (1) ($)
Richard Dell	2005	459,768	—	—	6,300
President and Chief Executive Officer	2004	448,053	223,961	—	—
	2003	432,471	145,606	—	—
Duane Greenly	2005	246,304	—	—	6,300
Chief Operating Officer	2004	240,759	166,610	—	—
	2003	231,681	78,003	—	—
Jean Gaudreault	2005	202,922	104,611	—	4,971
President and General Manager, Garant	2004	196,084	95,981	—	7,763
	2003	188,816	115,282	—	7,233
Geoff Brownrigg(2)	2005	160,204	37,000	—	4,250
Vice President, Marketing	2004	—	—	—	—
	2003	—	—	—	—
Joseph Wersosky	2005	166,411	—	—	—
Vice President, National Sales	2004	161,876	37,663	—	—
	2003	157,301	28,316	—	—

(1)	All Other Compensation includes car allowances for certain executives.

(2)	Mr. Brownrigg joined our company in February 2005.

Compensation of Directors

Board members who are not employees of Ames True Temper or Castle Harlan receive an annual retainer of $35,000. All members of our and our parents’ boards of directors will be reimbursed for actual expenses incurred in connection with attendance at meetings of the respective boards on which they serve and of committees thereof.

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

Employment Agreements

We have employment agreements with Richard Dell, Duane Greenly, Jean Gaudreault, Geoff Brownrigg and Joseph Wersosky. The term of each executive’s agreement is three years and will be automatically renewed for consecutive one-year periods, unless within 60 days prior to the expiration of the employment term, either party to the agreement provides notice of its election to terminate the agreement. Mr. Dell’s annual base salary is $449,904, Mr. Greenly’s is $241,020, Mr. Gaudreault’s is CDN$232,799, Mr. Brownrigg’s is $185,000, and Mr. Wersosky’s is $158,100. Their agreements provide that their base salary is subject to increase from time to time, solely at our discretion. During the employment period, each executive is eligible to receive a cash bonus based on the achievement of budgeted performance goals, as well as additional bonuses based on the achievement of performance goals and objectives approved by the buyer parent’s board of directors. Each executive is eligible to receive employee benefits comparable to the benefits provided to our other senior executive officers and to the benefits provided to him or her immediately prior to the date of his or her agreement and will be reimbursed by us for any business expenses reasonably incurred.

With respect to each of the executives, in the event of a termination of employment by reason of death or ‘‘permanent disability,’’ as defined in the agreements, by us for ‘‘due cause,’’ as defined in the agreements, or by the executive voluntarily, we will have no further obligation to the executive (or the executive’s estate) except for salary and benefits accrued through the termination date. In the case of a termination based on permanent disability, the executive will also be entitled to any benefits provided under our disability insurance policy. If the executive is terminated by us without due cause or if he or she terminates employment for ‘‘good reason,’’ as defined in the agreements for the period specified in the applicable executive’s employment agreement, then the executive will be entitled to receive as severance pay his or her base salary and benefits for the period specified in the applicable executive’s employment agreement, payable at our regular payroll intervals. If the executive obtains employment at any time during the severance period, our severance obligations will be reduced by the amount of compensation or benefits received by the executive under his or her new employment arrangement. For two years after the termination of employment, each executive will be subject to a non-competition and non-solicitation restriction.

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

Subject to certain exceptions, most hourly employees will receive a pension at normal retirement age (which is generally the later of age 65 and the completion of five years of service) equal to the product of his or her years of benefit service and the applicable multiplier, subject to offset in certain instances for payments that are required by law (other than social security payments). The applicable multiplier is generally between $11.00 and $37.50, but will vary depending upon, among other things, the employee’s work location, years of benefit service and the date the employee last worked for the company. Eligible salaried employees and certain other hourly employees are entitled to a pension at the normal retirement age of 65 equal to 1.20% of average monthly compensation, as defined below, up to the social security integration level times years of benefit service, plus 1.85% of average monthly compensation, in excess of the social security integration level times years of benefit service, up to a total of 30 years of benefit service. ‘‘Average monthly compensation’’ is the highest average monthly salary received in any 60 consecutive months in the last 120 months. ‘‘Compensation’’ includes all wages paid by us, including bonuses, severance pay up to six months, before-tax contributions made to the Ames True Temper, Inc. Retirement Savings and Investment Plan and salary reduction contributions to any Section 125 Plan, but excludes income realized under any incentive plan or stock option plan, severance pay in excess of six months, welfare benefits, accrued vacation for periods in excess of one year, moving expenses, taxable fringe benefits, reimbursements and other expense allowances and deferred compensation. This compensation is comparable to the ‘‘Annual Compensation’’ shown in the Summary Compensation Table. After completing five years of service, an employee whose employment with the participating company has terminated is entitled to a benefit, as of the employee’s normal retirement date, equal to the benefit earned to the date of termination of employment, or an actuarially reduced benefit commencing at any time after age 55 or 60, depending upon the employee’s work location, if the participant is eligible for early retirement under the pension plan. Certain death benefits are available to eligible surviving spouses of participants.

Since various laws and regulations set limits on the amounts allocable to a participant under the pension plan, we have established the Ames True Temper, Inc. Supplemental Executive Retirement Plan, or SERP. The SERP provides retirement benefits on an unfunded basis to Messrs. Dell, Greenly, and Reed (whose benefits under the pension plan would be restricted by the limits) upon retirement from our company of an amount equal to the difference between the annual retirement benefits permitted under the pension plan and the amount that would have been paid if the limitations imposed were at a level stated in the SERP rather than the laws and regulations. The limits in the SERP are different for each participant. Benefits under the SERP generally become 100% vested after five years of service, at early retirement, at normal retirement, upon death, upon disability or upon a ‘‘change in control’’, as defined in the SERP.

The amounts set forth in the table are the amounts which would be paid to salaried employees pursuant to the pension plan and the SERP (for a participant with no additional limits in the SERP) at a participant’s normal retirement age assuming the indicated average annual compensation and the indicated years of benefit service and assuming that the straight life annuity form of benefit will be elected and that SERP benefits will be paid in the form of an annuity.

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

(1)	At October 1, 2005, Messrs. Dell, Greenly, Brownrigg, and Wersosky had 3.75, 3.75, 0.58, and 6.00 years of benefit service, respectively

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of our issued and outstanding capital stock is held by our parent. Our parent’s capitalization consists of 1,600,000 shares of Class A Common Stock, $.0001 par value per share, 300,000 shares of Class B Common Stock, $.0001 par value per share, and 100,000 shares of Series A Preferred Stock, $.0001 par value per share. Our parent (ATT Holding Co.) is a direct wholly owned subsidiary of buyer (CHATT Holdings Inc.), and buyer is a direct wholly owned subsidiary of buyer parent (CHATT Holdings LLC) and approximately 87% and 13%, respectively, of the equity interests of buyer parent are owned by CHAMES Holdings I LLC and its affiliates (an affiliate of Castle Harlan), and certain members of management.

The following table sets forth information with respect to the beneficial ownership of buyer parent’s equity interests by:

•	each person who is known by us to beneficially own 5% or more of buyer parent’s outstanding equity;

•	each member of buyer parent’s board of directors;

•	each of our executive officers named in the table under Item 11 – Executive Compensation; and

•	all members of buyer parent’s board of directors and our executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Accordingly, the following table does not reflect certain Class B management incentive units of buyer parent that are subject to vesting or units that have been repurchased from certain departed members of management. To our knowledge, each of the holders of units of ownership interests listed below has sole voting and investment power as to the units owned unless otherwise noted. The holders of Class A units will not ordinarily have the right to vote on matters to be voted on by unitholders. Holders of Class A and Class B units will also have different rights with respect to distributions.

Name and Address of Beneficial Owner	Number of Class A Units	Percentage of Total Class A Units (%)	Number of Class B Units	Percentage of Total Class B Units (%)
CHAMES Holdings I LLC (1)(2)	961,564	87.22%	965,064	87.22%
John K. Castle(1)(3)	961,564	87.22%	965,064	87.22%
Richard Dell(1)	60,398	5.48%	60,398	5.48%
Duane Greenly(1)	22,706	2.06%	22,706	2.06%
Jean Gaudreault(1)	4,723	*	4,723	*
Geoff Brownrigg(1)	400	*	400	*
Joseph Wersosky(1)	9,068	*	9,068	*
Justin B. Wender(1)	0	*	0	*
William M. Pruellage(1)	0	*	0	*
John Morningstar(1)	0	*	0	*
Robert Elman(1)	1,000	*	1,000	*
Edward LeBlanc(1)	500	*	500	*
Kenneth Roman(1)	2,000	*	2,000	*
All directors and executive officers as a group (including those listed above)	1,082,193	98.16%	1,082,193	98.16%

*	Denotes beneficial ownership of less than 1% of the class of units.

(1)	The address for CHP IV and Messrs. Castle, Morningstar, Pruellage and Wender is c/o Castle Harlan, Inc., 150 East 58th Street, New York, New York 10155. The address for Mr. Dell, our other executive officers named in the table and Messrs. Elman, LeBlanc and Roman is 465 Railroad Avenue, Camp Hill, Pennsylvania 17011.

(2)	CHP IV is the direct parent of CHAMES Holdings I LLC and includes units of ownership interests held by related entities and persons, all of which may be deemed to be beneficially owned by CHP IV. CHP IV disclaims beneficial ownership of these units.

(3)	John K. Castle, a member of buyer parent’s board of directors, is the controlling stockholder of Castle Harlan Partners IV, G.P., Inc., the general partner of the general partner of CHP IV, the indirect parent of the buyer parent, and as such may be deemed a beneficial owner of the units of the buyer parent owned by CHP IV and its affiliates. Mr. Castle disclaims beneficial ownership of all units in excess of his proportionate partnership share of CHP IV.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement

On June 28, 2004, at the closing of the acquisition, we entered into a management agreement with Castle Harlan, Inc., as manager, under which Castle Harlan provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the buyer parent, the buyer, our parent and us. As compensation for those services, we will pay to Castle Harlan (1) for services rendered during the first year of the term of the agreement, a management fee equal to 1.5% of the aggregate equity contributions made upon closing of the acquisition by CHP IV and its affiliates (including their limited partners), payable on June 28, 2005, (2) for services rendered during the second year of the term of the agreement, a management fee equal to 1.5% of the aggregate equity contributions made on June 28, 2004 by CHP IV and its affiliates (including their limited partners), payable quarterly in advance and (3) for services rendered after the second full year of the agreement, an annual management fee equal to 3.0% of the aggregate equity contributions made on June 28, 2004 by CHP IV and its affiliates (including their limited partners), payable quarterly in advance. Under the management agreement, we will also pay Castle Harlan, for services rendered in connection with the transactions, a one-time transaction fee, payable on June 28, 2004, equal to 3% of the aggregate equity contributions made on June 28, 2004 by CHP IV and its affiliates (including their limited partners). In addition, if at any time after the closing of the acquisition, CHP IV or its affiliates (including their limited partners) make any additional equity contributions to any of us, our parent, the buyer or the buyer parent, we will pay Castle Harlan an annual management fee equal to 3% of each such equity contribution. We will also pay or reimburse Castle Harlan for all out-of-pocket fees and expenses incurred by Castle Harlan and any advisors, consultants, legal counsel and other professionals engaged by Castle Harlan to assist in the provision of services under the management agreement. During fiscal 2005, we recorded expenses of $1.5 million related to Castle Harlan’s annual management fee.

The management agreement is for an initial term expiring December 31, 2011 and is subject to renewal for consecutive one-year terms unless terminated by Castle Harlan or us upon 90 days’ notice prior to the expiration of the initial term or any annual renewal. We also indemnify the manager, its officers, directors and affiliates from any losses or claims suffered by them as a result of services they provide us. Payment of management fees will be subject to restrictions contained in our senior credit facility.

Management Equity

In connection with the acquisition, certain members of management, including our executive officers, made an equity investment in the aggregate amount of approximately $14.0 million in buyer parent, through the exchange of shares of our parent’s capital stock held by management and, in a few cases, certain members of management that did not hold equity in our parent purchased an equity interest in buyer parent for cash. During fiscal 2005, members of the board of directors of CHATT Holdings LLC that were not employees of Ames True Temper or Castle Harlan, as well as new or promoted members of Ames True Temper management purchased equity units of CHATT Holdings LLC.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors appointed the firm of Ernst & Young LLP, independent registered public accounting firm (‘‘E&Y’’), to audit our books, records and accounts for the fiscal year ended October 1, 2005.

The Audit Committee approves all services rendered by E&Y to us and approves all fees paid to E&Y. The Audit Committee requires that management obtain the prior approval of the Audit Committee for all audit and permissible non-audit services to be provided by E&Y. The Audit Committee considers and approves anticipated audit and permissible non-audit services to be provided by E&Y during the year and estimated fees. The Audit Committee will not approve non-audit engagements that would violate rules of the Securities and Exchange Commission or impair the independence of E&Y.

For the fiscal years ended October 1, 2005 and September 25, 2004, E&Y was paid the following fees for services provided us:

	Fiscal 2005	Fiscal 2004
Audit Fees (1)	$539,129	$890,705
Audit-Related Fees	16,309	60,854
Tax Fees (2)	27,240	37,097
All Other Fees	—	—

(1) Includes fees for professional services performed by E&Y for the audit of our annual financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements. During 2005, E&Y provided certain services in connection with the offering of our senior floating rate notes and registration statements associated with the aforementioned notes and the senior subordinated notes, as well as certain services in preparation of future compliance with section 404 of the Sarbanes-Oxley Act of 2002. During fiscal 2004, E&Y provided certain services in connection with our acquisition by affiliates of Castle Harlan which include the following: (1) audits of prior periods, (2) audits of companies acquired by Predecessor Company I, (3) comfort letters in connection with our senior subordinated notes offering and (4) registration statements associated with the aforementioned notes.

(2)	For fiscal 2005 and fiscal 2004, tax fees consist principally of fees related to tax consulting and compliance.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3. Index to Exhibits:

Each management contract or compensatory plan or arrangement filed as an exhibit to this report is identified in this index to exhibits with a ‘‘+’’ sign following the exhibit number.

Exhibit Number	Description
3.1	Certificate of Incorporation of Ames True Temper, Inc.	A
3.2	By-laws of Ames True Temper, Inc.	A
3.3	Certificate of Incorporation of ATT Holding Co.	A
3.4	By-laws of ATT Holding Co.	A
4.1	Indenture dated as of June 28, 2004 among Ames True Temper, Inc., as Issuer, ATT Holding Co., as Guarantor and The Bank of New York, as Trustee	A
4.2	Form of 10% Senior Subordinated Notes due 2012 (included in Exhibit 4.1)	A
4.3	Registration Rights Agreement, dated June 28, 2004, among Ames True Temper, Inc., ATT Holding Co. and the Initial Purchasers	A
4.4	Indenture, dated as of January 14, 2005, among Ames True Temper, Inc. as Issuer, ATT Holding Co., as Guarantor and The Bank of New York, as Trustee	C
4.5	Form of Senior Floating Rate Notes due 2012 (included in Exhibit 4.4)	C
4.6	Registration Rights Agreement, dated January 14, 2005, among Ames True Temper, Inc., ATT Holding Co. and the Initial Purchasers	C
10.1	Stock Purchase Agreement, dated as of June 21, 2004, by and among ATT Holding Co., the Warrantholders of ATT Holding Co., Windpoint Investors V, L.P., as Sellers’ Representative, CHATT Holdings LLC, as Buyer Parent, and CHATT Holdings Inc., as Buyer.	B

Exhibit Number	Description
10.2	Credit Agreement, dated as of June 28, 2004, by and among Ames True Temper, Inc., ATT Holding Co., the lenders from time to time party thereto (each a ‘‘Lender’’ and collectively, the ‘‘Lenders’’), Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, General Electric Capital Corporation, as Documentation Agent, Wachovia Bank, National Association, as Syndication Agent and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager	B
10.2.1	Amendment No. 1 to Credit Agreement, dated January 14, 2005, by and among Ames True Temper, Inc., ATT Holding Co., as a guarantor, the banks, financial institutions and other institutional lenders parties to the Credit Agreement dated as of June 28, 2004, and Bank of America, N.A., as administrative agent.	C
10.2.2	Amendment No. 2 to Credit Agreement, dated December 1, 2005, by and among Ames True Temper, Inc., ATT Holding Co., as a guarantor, the banks, financial institutions and other institutional lenders parties to the Credit Agreement dated as of June 28, 2004, and Bank of America, N.A., as administrative agent.	D
10.3	Security Agreement, dated as of June 28, 2004, made by Ames True Temper, Inc., the other persons listed on the signature pages thereof to Bank of America, N.A., as Collateral Agent	B
10.4	Intellectual Property Security Agreement, dated June 28, 2004, made by the persons listed on the signature pages thereof in favor of Bank of America, N.A., as Collateral Agent	B
10.5	Subsidiary Guaranty, dated as of June 28, 2004, made by the persons listed on the signature pages thereof under the caption ‘‘Subsidiary Guarantor’’ in favor of the Secured Parties	B
10.6	Charge of Shares in respect of the shares of True Temper Limited made on June 28, 2004 between Ames True Temper, Inc. and Bank of America, N.A., as security trustee	B
10.7+	Amended and Restated Employment Agreement, dated June 28, 2004, between Ames True Temper, Inc. and Richard C. Dell	B
10.8+	Amended and Restated Employment Agreement, dated June 28, 2004, between Ames True Temper, Inc. and Judy A. Schuchart	B
10.9+	Amended and Restated Employment Agreement, dated June 28, 2004, between Ames True Temper, Inc. and Duane R. Greenly	B
10.10+	Amended and Restated Employment Agreement, dated June 28, 2004, between Ames True Temper, Inc. and George Reed, Jr.	B
10.11+	Amended and Restated Employment Agreement, dated June 28, 2004, between Ames True Temper, Inc. and Joseph Wersosky	B
10.12	Management Agreement, dated June 28, 2004, by and among Castle Harlan, Inc., ATT Holding Co., Ames True Temper, Inc. and CHATT Holdings Inc.	B
10.13+*	Amended and Restated Employment Agreement, dated June 28, 2004, between Ames True Temper, Inc. and Jean Gaudreault
10.14+	Employment Agreement, dated March 28, 2005, between Ames True Temper, Inc. and Geoff Brownrigg	E

Exhibit Number	Description
12.1*	Statement Regarding Computation of Ratios
14.1	Code of Ethics	F
21.1	List of subsidiaries of the Company	A
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002
*	Filed herewith
(A)	Previously filed as an exhibit to the Registrants’ Registration Statement on Form S-4 (Reg. No. 333-118086) filed with the SEC on August 10, 2004.
(B)	Previously filed as an exhibit to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4 (Reg. No. 333-118086) filed with the SEC on October 7, 2004
(C)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 18, 2005
(D)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 7, 2005
(E)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 28, 2005
(F)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, filed with the SEC on December 23, 2004

(b) Reference is made to Item 15(a)(3) above.

(c) Reference is made to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ames True Temper, Inc.

Date: December 22, 2005	By: /s/ Richard Dell
Richard Dell
President and Chief Executive Officer (Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ Richard Dell Richard Dell Dated: December 22, 2005	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Troy W. Bryce Troy W. Bryce Dated: December 22, 2005	Chief Accounting Officer (Principal Accounting Officer and Principal Financial Officer)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal year Ended October 1, 2005, the Periods Ended September 25, 2004 and June 27, 2004
and the Fiscal Year Ended September 27, 2003.
(Dollar amounts in thousands)

Allowance for doubtful accounts	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other (1)	Balance at end of period
ATT Holding Co.
Fiscal year ended October 1, 2005	$1,410	(88)	48	61	$1,335
Period ended September 25, 2004	—	66	449	1,793	1,410
ATT Holding Co. (Predecessor Company I)
Period ended June 27, 2004	2,091	(95)	50	(51)	1,895
Fiscal year ended September 27, 2003	2,559	(3)	1,219	754	2,091

Valuation allowance of deferred tax asset	Balance at beginning of period	Additions	Deductions	Other	Balance at end of period
Fiscal year ended October 1, 2005	$—	750	—	—	$750

(1)	Primarily the impact of currency changes as well as acquisitions of certain businesses.