Form 10-Q
period 2005-12-31
Ames True Temper, Inc.
filed 2006-02-14
CIK 1297756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended December 31, 2005

OR

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from   ________________to________________

Commission File Number 333-118086

AMES TRUE TEMPER, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2335400
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
465 Railroad Avenue, Camp Hill, Pennsylvania	17011
(Address of principal executive offices)	(Zip Code)

(717) 737-1500
(Registrant’s telephone number, including area code)

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

Yes        No

As of February 13, 2006 the Registrant had 1,000 shares of its common stock, $1.00 par value, outstanding.

ATT HOLDING CO.

INDEX

		Page No.
Part I. Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets of ATT Holding Co. as of December 31, 2005 (unaudited) and October 1, 2005	1
	Condensed Consolidated Statements of Operations of ATT Holding Co. for the thirteen week periods ended December 31, 2005 and December 25, 2004 – unaudited	2
	Condensed Consolidated Statements of Cash Flows of ATT Holding Co. for the thirteen weeks ended December 31, 2005 and December 25, 2004 – unaudited	3
	Notes to Condensed Consolidated Financial Statements – unaudited	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	17
Part II. Other Information and Signature
Item 1.	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security-Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18
Signature		20

Item 1.    Financial Statements

ATT Holding Co.
Condensed Consolidated Balance Sheets
(In Thousands)

	December 31, 2005	October 1, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,891	$21,394
Trade receivables, net	50,931	49,677
Inventories	107,367	91,146
Deferred income taxes	6,279	6,265
Prepaid expenses and other current assets	7,200	6,472
Total current assets	175,668	174,954
Property, plant and equipment, net	62,210	61,907
Intangibles, net	80,689	81,129
Goodwill	41,582	41,735
Other noncurrent assets	15,543	15,300
Total assets	$375,692	$375,025
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$39,723	$34,697
Accrued interest payable	9,621	5,832
Accrued expenses and other current liabilities	22,502	24,544
Revolving loan	—	—
Current portion of long-term debt	515	515
Total current liabilities	72,361	65,588
Deferred income taxes	17,685	20,297
Long-term debt	301,333	301,433
Accrued retirement benefits	17,432	17,280
Other liabilities	6,491	7,325
Total liabilities	415,302	411,923
Stockholders’ deficit:
Preferred stock-Series A	—	—
Common stock-Class A	—	—
Common stock-Class B	—	—
Additional paid-in capital	110,500	110,500
Predecessor basis adjustment	(13,539)	(13,539)
Retained deficit	(136,230)	(133,020)
Accumulated other comprehensive loss	(97)	(595)
	(39,366)	(36,654)
Treasury stock, at cost	(244)	(244)
Total stockholders’ deficit	(39,610)	(36,898)
Total liabilities and stockholders’ deficit	$375,692	$375,025

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(In Thousands)

	Thirteen weeks ended December 31, 2005	Thirteen weeks ended December 25, 2004
	(unaudited)
Net sales	$88,531	$82,046
Cost of goods sold	67,289	60,985
Gross profit	21,242	21,061
Selling, general, and administrative expenses	17,879	16,624
Loss (gain) on disposal of fixed assets	113	(19)
Amortization of intangible assets	448	414
Operating income	2,802	4,042
Interest expense	7,379	6,195
Other expense (income)	74	(215)
Loss before income tax benefit	(4,651)	(1,938)
Income tax benefit	(1,441)	(818)
Net loss	$(3,210)	$(1,120)

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Thirteen weeks ended December 31, 2005	Thirteen weeks ended December 25, 2004
	(unaudited)
Operating activities
Net loss	$(3,210)	$(1,120)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	2,652	2,355
Amortization of intangible assets	448	414
Amortization of loan fees	633	559
Provision for deferred taxes	(2,173)	(522)
Provision for bad debts	(104)	(2)
Noncash interest expense	87	86
Amortization of bond discount	27	—
Loss (gain) on sale of fixed assets	113	(19)
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(1,150)	11,501
Inventories	(16,221)	(15,715)
Prepaid expenses and other assets	36	(3,544)
Accounts payable	5,026	5,986
Accrued expenses and other liabilities	445	2,520
Net cash (used in) provided by operating activities	(13,391)	2,499
Investing activities
Acquisition of businesses, net of cash received	—	(461)
Purchase of fixed assets	(4,044)	(1,435)
Proceeds from sale of fixed assets	208	19
Net cash used in investing activities	(3,836)	(1,877)
Financing activities
Repayments of long-term debt	(127)	(350)
Borrowings on revolver, net	—	800
Debt issuance costs	(142)	—
Net cash (used in) provided by financing activities	(269)	450
Effect of exchange rate changes on cash	(7)	293
Change in cash and cash equivalents	(17,503)	1,365
Cash and cash equivalents at beginning of period	21,394	1,250
Cash and cash equivalents at end of period	$3,891	$2,615

See accompanying notes.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

1.    Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. The accompanying financial information reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. As our business has historically been seasonal, the results of operations for the thirteen-week period ended December 31, 2005 are not necessarily indicative of the results to be expected for the full fifty-two week fiscal year ending September 30, 2006. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto in the financial statements for the year ended October 1, 2005, which is included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005.

The consolidated balance sheet at October 1, 2005 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain amounts in the accompanying financial statements have been reclassified to conform to the December 31, 2005 presentation.

All entities and assets owned by ATT Holding Co. subsequent to June 27, 2004 are referred to collectively as the ‘‘Company.’’ All entities and assets owned by ATT Holding Co. on June 27, 2004 or prior are referred to collectively as the ‘‘Predecessor.’’

2.    Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, Inventory Costs, an amendment of ARB 43, Chapter 4’’ (‘‘FAS 151’’). This statement amends previous guidance as it relates to inventory valuation to clarify that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recorded as current-period charges. The effective date of FAS 151 for the Company was October 2, 2005. Since the guidance in FAS 151 reflects the Company’s current practices, there was no impact on the results of operations, financial position or liquidity, upon adoption.

3.	Acquisitions

On June 28, 2004, the Company completed the sale of all outstanding common and preferred stock of the Predecessor to affiliates of Castle Harlan, Inc., a private equity group. CHATT Holdings Inc., the ‘‘buyer’’, and CHATT Holdings LLC, the ‘‘buyer parent’’, were created to make the acquisition of the Company. Approximately 87% of the equity interests of the buyer parent are owned by affiliates of Castle Harlan, and the remainder was issued to members of our management who held capital stock in the Predecessor, in lieu of cash consideration that they otherwise would have been entitled to receive in the acquisition. In addition, certain members of management that did not hold equity in the Predecessor purchased an equity interest in the buyer parent for cash.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

The acquisition of the Predecessor was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations, and Emerging Issues Task Force (EITF) Issue No. 88-16, Basis in Leveraged Buyout Transactions. As such, the acquired assets and assumed liabilities have been recorded at fair market value for the interests acquired and preliminary estimates of assumed liabilities by new investors and at the carryover basis for continuing investors. The acquired assets and assumed liabilities were assigned new book values in the same proportion as the residual interests of the continuing investors and the new interests acquired by the new investors. Under EITF 88-16, the Company was revalued at the merger date to the fair value to the extent of the majority stockholder’s approximately 87% controlling interest in the Company. The remaining approximately 13% is accounted for at the continuing stockholders’ carryover basis in the Company. An adjustment of $13,539 to record this effect is included as a reduction of stockholders’ equity under the caption ‘‘Predecessor basis adjustment.’’ The excess of the purchase price over the historical basis of the net assets acquired has been applied to adjust net assets to their fair values to the extent of the majority stockholder’s approximately 87% ownership.

4.    Restructuring and Purchase Accounting

In connection with the acquisition of the Predecessor on June 28, 2004, the Company began to assess and formulate an exit and restructuring plan that includes reductions of workforce, facility closures and changes in business strategies. This exit and restructuring plan is intended to increase operating efficiencies. At June 28, 2004, the Company recorded a liability of $4,782 related to the reductions of workforce and facility closures and $4,795 related to changes in business strategies for a product line. Adjustments have been made to these reserves as the cost estimates are refined and finalized. The Company expects to complete the implementation of these plans within the next one to three years. During the period ended December 31, 2005, the Company reduced the restructuring reserve based on the refinement of cost estimates during the period.

At December 31, 2005, the remaining restructuring reserves of $5,241 were included in accrued expenses and other current liabilities and other liabilities and related to portions of the exit plans that are not yet completed. Changes to the restructuring reserves are as follows:

Balance as of October 1, 2005	$6,840
Accretion of Interest	87
Purchase Accounting Adjustments	(191)
Payments	(1,495)
Balance as of December 31, 2005	$5,241

5.    Other Comprehensive Income

	Thirteen weeks ended December 31, 2005	Thirteen weeks ended December 25, 2004
Net loss	$(3,210)	$(1,120)
Other comprehensive income:
Currency translation adjustment	15	2,190
Fair value adjustments of swaps, net of tax	483	—
Comprehensive (loss) income	$(2,712)	$1,070

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

6.	Goodwill and Other Intangibles

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to test goodwill and indefinite lived intangible assets for impairment on at least an annual basis. There can be no assurance that future impairment tests will not result in a charge to earnings. There was a revision to goodwill during the period ended December 31, 2005, which is reflected in the refinement of the cost estimates relating to the restructuring reserve.

The cost of other acquired intangible assets, including primarily customer relationships and covenants not to compete, is amortized on a straight-line basis over the estimated lives of 2 to 10 years. Amortization of other intangibles amounted to $448 for the thirteen weeks ended December 31, 2005. The estimated aggregate amortization expense for each of the succeeding periods is as follows: $1,346 for the remainder of fiscal 2006; $1,399 in fiscal 2007; $1,249 in fiscal 2008; $1,133 in fiscal 2009; $1,133 in fiscal 2010 and $4,249 thereafter.

The changes in carrying amount of goodwill for the period ended December 31, 2005 are as follows:

Goodwill at October 1, 2005	$41,735
Revision of purchase price allocation	(191)
Currency translation adjustments	38
Goodwill at December 31, 2005	$41,582

The following table reflects the components of intangible assets other than goodwill:

	December 31, 2005	October 1, 2005
Finite lived intangible assets:
Technology (patents)	$984	$984
Non-compete agreements	888	887
Customer relationships	11,316	11,317
	13,188	13,188
Accumulated amortization:
Technology (patents)	(403)	(336)
Non-compete agreements	(592)	(493)
Customer relationships	(1,684)	(1,402)
	(2,679)	(2,231)
Net finite lived intangible assets	10,509	10,957
Indefinite lived intangible assets:
Trade names	70,180	70,172
Total Intangibles, net	$80,689	$81,129

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

7.	Inventories

Inventories are as follows:

	December 31, 2005	October 1, 2005
Finished goods	$70,022	$59,671
Work in process	15,718	15,613
Raw materials	28,309	22,908
	114,049	98,192
Less inventory reserves	(6,682)	(7,046)
	$107,367	$91,146

8.	Debt Arrangements

On June 28, 2004, in conjunction with the acquisition of the Predecessor, Ames True Temper, Inc., a direct wholly-owned subsidiary of the Company, entered into a $215,000 Senior Secured Credit Facility ($75,000 revolving credit facility and $140,000 Term Loan B) and issued $150,000 of Senior Subordinated Notes in order to finance the acquisition, repay the Predecessor’s outstanding debt and pay related fees and expenses. The Senior Secured Credit Facility is guaranteed by the Company and each of its existing and future direct and indirect subsidiaries, other than any subsidiary that is a ‘‘controlled foreign corporation’’ under Section 957 of the Internal Revenue Code. The Company and each of the other guarantors granted to the senior lenders a first priority (subject to certain customary exceptions) security interest in and liens on all of the respective present and future property and assets to secure all of the obligations under the Senior Secured Credit Facility, and any interest rate swap or similar agreements with a senior lender under the Senior Secured Credit Facility. The Company also guarantees the Senior Subordinated Notes on a senior subordinated basis. This guarantee ranks behind all existing and future senior debt of the Company, including the guarantee of the Senior Secured Credit Facility and the Senior Floating Rate Notes, equal to all future senior subordinated indebtedness and ahead of a future debt that expressly provides that it is subordinated to the guarantee.

On January 14, 2005, Ames True Temper, Inc. completed the offering of $150,000 Senior Floating Rate Notes due 2012. The proceeds of this offering were used by the Company to repay the entire balance of Term Loan B, which amounted to $139,300. Additionally, the proceeds were used to pay transaction fees and repay a portion of the revolving credit facility.

The Senior Floating Rate Notes, issued at a 0.5% discount, bear interest at a floating rate per annum, reset quarterly, equal to LIBOR plus 4%, which was 8.15% at December 31, 2005. The Senior Floating Rate Notes pay interest quarterly in cash in arrears on January 15, April 15, July 15 and October 15 of each year. The Senior Floating Rate Notes mature on January 15, 2012, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the Indenture. The Company guarantees the Senior Floating Rate Notes.

The Senior Floating Rate Notes are unsecured, unsubordinated obligations of Ames True Temper, Inc. They are effectively subordinated to all existing and future secured debt, to the extent of the assets securing such debt, including borrowings under the Senior Secured Credit Facility, pari passu with all future senior unsecured indebtedness, senior in right of payment to all existing and future senior subordinated debt, including the Senior Subordinated Notes, and effectively behind all of the existing and future liabilities of Ames True Temper, Inc.’s subsidiaries, including trade payables.

On January 14, 2005, simultaneously with the completion of the offering of the Notes referred to above, Ames True Temper, Inc. entered into an amendment (‘‘Amendment No.1’’) to the terms of the

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

Senior Secured Credit Facility. As amended, availability under the Senior Secured Credit Facility is restricted to the lesser of $75,000 and the borrowing-base amount, which is equal to (a) 85% of the amount of eligible receivables, plus (b) the lower of (i) 55% of the cost or fair market value of eligible inventory and (ii) if an inventory appraisal has been performed, 80% of the orderly liquidation value of Ames True Temper, Inc.'s inventory, plus (c) a percentage of eligible equipment or real property determined by Bank of America, N.A., as administrative agent, and not objected to by the required lenders. On December 1, 2005, the Company entered into Amendment No. 2 to the terms of the Senior Secured Credit Facility, which temporarily changes certain financial covenants for the Company’s fiscal 2006 performance.

On July 19, 2005, the Company entered into a $2,700 Term Note, Loan and Security Agreement and Subordination Agreement with a Lender. This note is payable on monthly installments over five years. The interest rate per annum is equal to 2.5% and secured by certain collateral, which was agreed to by the Administrative Agent of the Senior Secured Credit Facility. Under the terms of this note, the Company is required to create 108 jobs at the new manufacturing facility in Pennsylvania within three years of the completion of the facility. The Term Note contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation: nonpayment of principal, interest, fees and failure to perform or observe certain covenants. As of December 31, 2005 the Company was in compliance with these covenants.

In connection with the issuance of the Senior Floating Rate Notes, Ames True Temper, Inc. entered into interest rate swaps (the ‘‘Swaps’’) with Bank of America, N.A. and Wachovia Bank, N.A. Pursuant to the Swap with Bank of America, N.A., which becomes effective on January 17, 2006, Ames True Temper, Inc. will swap 3-month LIBOR rates for fixed interest rates of 4.31% on a notional amount of $100,000 for the period from January 17, 2006 through January 15, 2008, $66,667 for the period from January 15, 2008 to January 15, 2009 and $33,333 for the period from January 15, 2009 through January 15, 2010. Pursuant to the Swap with Wachovia Bank, N.A., effective January 15, 2006, Ames True Temper, Inc. will swap 3 month LIBOR rates for fixed interest rates of 4.29% on a notional amount of $50,000 for the period from January 15, 2006 through January 15, 2008, $33,333 for the period from January 15, 2008 to January 15, 2009 and $16,667 for the period from January 15, 2009 through January 15, 2010. These swaps fix the variable rate portion of the Senior Floating Rate Notes, while there is an additional margin of 4.00% that is fixed.

The Company has accounted for the interest rate swaps in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, ‘‘SFAS 133’’).  SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities.  SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value.  As of December 31, 2005, the interest rate swaps were recorded as an asset of $1,887. The Company has accounted for the swaps as cash flow hedges and has recorded changes in fair value of $1,170 in accumulated other comprehensive income, net of deferred taxes of $717.

There were no borrowings outstanding under the revolving credit facility as of December 31, 2005 and October 1, 2005. The Company had letters of credit outstanding totaling $2,410 and $1,410 as of December 31, 2005 and October 1, 2005, respectively. The total amount available under the revolving credit facility at December 31, 2005 and October 1, 2005 was $72,590 and $73,008, respectively.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

Total indebtedness is as follows:

	December 31, 2005	October 1, 2005
Senior Secured Credit Facility:
Revolving loan facility, expires 2010	$—	$—
Term Note, due 2010	2,491	2,618
Senior Floating Rate Notes, due 2012	150,000	150,000
10% Senior Subordinated Notes, due 2012	150,000	150,000
Total debt	302,491	302,618
Less short-term revolving loan facilities	—	—
Less unaccreted discount	(643)	(670)
Current portion of long-term debt	(515)	(515)
Long-term debt	$301,333	$301,433

The Senior Secured Credit Facility, as amended, and the Senior Subordinated Notes contain various affirmative and negative covenants customary for similar credit facilities (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions (with exceptions) on: liens; debt; loans, acquisitions, joint ventures and other investments; mergers and consolidations, sales, transfers and other dispositions of property or assets; dividends, distributions, redemptions and other restricted payments; changes in the nature of the Company’s business; transactions with affiliates; and prepayment, redemption or repurchase of certain debt. In addition, the Senior Secured Credit Facility, as amended, requires that the Company meet certain financial covenant tests, including without limitation: the maintenance of a minimum consolidated EBITDA of $41.0 million and the maintenance of a minimum fixed charge coverage ratio (defined as consolidated EBITDA less capital expenditures to cash taxes plus cash interest expense plus scheduled principal payments and prepayments plus dividends and distributions on equity) of 1.00:1.00. Amendment No. 2, dated December 1, 2005 temporarily reduces the minimum consolidated EBITDA requirement for the four quarters ending December 31, 2005 and April 1, 2006 to $36,000 and $38,000, respectively. Commencing with the third quarter ending July 1, 2006, the minimum consolidated EBITDA will resume at the $41,000 level. This amendment also provides for certain exclusions of capital expenditures and expenses for covenant compliance calculation purposes. As of December 31, 2005, the Company was in compliance with all applicable debt covenants.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

9.    Pension and Other Postretirement Benefits

	Pension Benefits		Other Benefits
	Thirteen weeks ended		Thirteen weeks ended
	December 31, 2005	December 25, 2004	December 31, 2005	December 25, 2004
Service Cost	$888	$828	$1	$6
Interest Cost	1,652	1,606	36	37
Expected return on plan assets	(2,418)	(2,465)	—	—
Amortization of prior service cost	—	1	—	—
Amortization of unrecognized net loss	128	68	—	—
Net periodic benefit cost	$250	$38	$37	$43

Employer Contributions

During the thirteen-week periods ended December 31, 2005 and December 25, 2004, the Company contributed $45 and $28, respectively, to its defined benefit pension plan.

During the thirteen-week periods ended December 31, 2005 and December 25, 2004, the Company contributed $56 and $76, respectively, to its post-retirement benefit plan.

10.    Segment Information

The Company has operations in the United States, Europe and Canada. The following is a summary by geographic region:

	Thirteen weeks ended December 31, 2005		Thirteen weeks ended December 25, 2004
	Net Sales	(Loss) Earnings Before Income Taxes	Net Sales	(Loss) Earnings Before Income Taxes
United States	$69,985	$(6,795)	$65,847	$(3,728)
Europe	1,156	(76)	1,178	(20)
Canada	17,390	2,220	15,021	1,810
Total	$88,531	$(4,651)	$82,046	$(1,938)

	Identifiable Assets
	December 31, 2005	October 1, 2005
United States	$322,364	$323,666
Europe	5,579	5,868
Canada	47,749	45,491
Total	$375,692	$375,025

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In June 2004, affiliates of Castle Harlan, Inc., a New York-based private-equity investment firm, together with certain of our employees, completed the acquisition of our company from Wind Point Partners. In order to acquire our company, CHATT Holdings Inc., ‘‘the buyer’’, and CHATT Holdings LLC, ‘‘the buyer parent’’, were formed. Upon completion of the acquisition, affiliates of Castle Harlan, Inc. (Castle Harlan Partners IV, L.P., or CHP IV, and affiliates) owned approximately 87% of the buyer-parent and management owned approximately 13%. In order to finance the acquisition, repay our outstanding debt and pay related fees and expenses:

(a)	we entered into a $215.0 million senior credit facility consisting of a $75.0 million revolving credit facility and a $140.0 million term loan, as described in ‘‘Debt and Other Obligations;’’

(b)	we issued $150.0 million of 10% senior subordinated notes, as described in ‘‘Debt and Other Obligations’’; and

(c)	the buyer parent received a $110.5 million equity capital contribution from CHP IV and its affiliates and management.

Results of Operations

Thirteen weeks ended December 31, 2005 compared to thirteen weeks ended December 25, 2004

Net Sales. Net sales for the thirteen-week period ended December 31, 2005 increased $6.5 million, or 7.9%, to $88.5 million compared to $82.0 million for the thirteen weeks ended December 25, 2004. Overall net sales increased primarily from higher sales volumes, primarily in the snow tool category, and increases in sales prices.

Gross Profit. Gross profit for the thirteen weeks ended December 31, 2005 increased $0.2 million to $21.2 million from $21.0 million for the thirteen weeks ended December 25, 2004. This increase was due to the higher net sales volumes and pricing, partially offset by increased commodity costs, primarily steel and resin. Gross profit as a percentage of net sales decreased to 24.0% from 25.6% during this period.

Selling, General and Administrative (‘‘SG&A’’) Expenses. SG&A expenses for the thirteen weeks ended December 31, 2005 increased $1.3 million to $17.9 million from $16.6 million for the thirteen weeks ended December 25, 2004. The increase relates primarily to increased expenses related to store service arrangements and increased professional service and compensation expenses.

Amortization of Intangible Assets. During the thirteen weeks ended December 31, 2005, we recorded $0.4 million in amortization expense, as compared to $0.4 million during the thirteen-week period ended December 25, 2004.

Interest Expense. Interest expense for the thirteen weeks ended December 31, 2005 increased $1.2 million to $7.4 million from $6.2 million during the thirteen weeks ended December 25, 2004. The increase was a result of increased long-term debt, primarily the Senior Floating Rate Notes and Term Notes, partially offset by the repayment of Term Loan B, and higher average interest rates as compared to prior year.

Income Tax Benefit. Income tax benefit for the thirteen weeks ended December 31, 2005 was $1.4 million, or approximately 31.0% of income before taxes. The income tax benefit for the thirteen weeks ended December 25, 2004 was $0.8 million, or approximately 42.2% of income before taxes. At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis. The tax effect of significant unusual items is reflected in the period in which they occur. The decrease in the effective tax rate was primarily due to the mixture of tax rates for domestic and foreign income. Deferred income taxes are provided for the future tax consequences attributable to the differences between the carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. As of December 31, 2005 and October 1, 2005, we determined that no deferred tax asset valuation allowance was necessary for federal income tax purposes. We believe that our projections of future taxable income makes it more likely than not that these deferred tax assets will be realized. If our projections of future taxable income changes in the future, we may be required to reduce deferred tax assets by a valuation allowance. We have established a valuation allowance of approximately $1.0 million against the deferred tax assets related to the state net operating loss carryforwards, as it is believed that it is more likely than not that these deferred tax assets will not be realized.

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

Cash Flows

Cash used in operating activities for the thirteen weeks ended December 31, 2005 was $13.4 million, compared to $2.5 million of cash provided by operating activities for the thirteen weeks ended December 25, 2004. This cash usage in fiscal 2006 as compared to fiscal 2005 is primarily the result of the timing of cash receipts and cash payments. During our first two quarters of the fiscal year, we typically use our available cash and our revolving loan facility to fund our seasonal build of inventory. Cash used in investing activities of $3.8 million and $1.9 million for the thirteen-week periods ended December 31, 2005 and December 25, 2004, respectively, was due primarily to the purchase of fixed assets. Cash used in financing activities was $0.3 million for the thirteen weeks ended December 31, 2005 as a result of repayments of debt and the incurrence of debt issuance costs. Cash provided by financing activities was $0.5 million for the thirteen weeks December 25, 2004 resulting from $0.8 million net borrowings under the revolving credit facility, partially offset by repayments of long-term debt.

Debt and Other Obligations

Senior Secured Credit Facility

On June 28, 2004, we entered into a $215.0 million senior credit facility with various banks, financial institutions and other lenders. The senior credit facility consisted of a $140.0 million term loan B facility, which would have matured on June 28, 2011, and a $75.0 million revolving credit facility, which matures on June 28, 2010. On January 14, 2005, simultaneously with the completion of the offering of the Senior Floating Rate Notes referred to below, we repaid the term loan in full and entered into an amendment (the ‘‘Amendment No. 1’’) to the terms of the senior credit facility. As of December 31, 2005, we had no borrowings on the revolving portion of our senior credit facility, with $2.4 million of letters of credit outstanding. At December 31, 2005, based on the borrowing base calculation, the revolver limit was $75.0 million, with $72.6 million available under the revolving credit facility.

The interest rates applicable to the senior credit facility as of December 31, 2005 were the Eurodollar Rate plus the Applicable Rate, or at our option, the Alternate Base Rate plus the Applicable Rate. The ‘‘Alternate Base Rate’’ means the higher of (i) the floating rate of interest announced from time to time by Bank of America N.A as its ‘‘prime rate’’ or (ii) the Federal Funds rate plus 50 basis points per annum. The ‘‘Eurodollar Rate’’ means the rate per annum equal to the rate determined by the administrative agent to be the offered rate that appears on the Telerate Screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars. With respect to the revolving credit facility (including swing line loans), the ‘‘Applicable Rate’’ means (i) until December 28, 2004, 3.00% per annum, in the case of Eurodollar Rate loans, and 2.00% per annum, in the case of Alternate Base Rate advances, and (ii) thereafter, a percentage per annum to be determined in accordance with a pricing grid based on the leverage ratio.

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

Amendment No. 2, dated December 1, 2005, temporarily reduces the minimum consolidated EBITDA requirement for the four quarters ending December 31, 2005 and April 1, 2006 to $36.0 million and $38.0 million, respectively. Commencing with the four quarters ending July 1, 2006, the minimum consolidated EBITDA will resume at the $41.0 million level. This amendment also provides for certain exclusions of capital expenditures and expenses for covenant compliance purposes.

As of December 31, 2005, we were in compliance with all of our financial covenants. The senior secured credit facility contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation: nonpayment of principal, interest, fees and failure to perform or observe certain covenants.

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

Other Debt

On July 19, 2005, we entered into a $2.7 million Term Note, Loan and Security Agreement and Subordination Agreement with a Lender. This note is payable in monthly installments over five years. The interest rate per annum is equal to 2.5% and secured by certain collateral, which was agreed to by the Administrative Agent of the Senior Secured Credit Facility. Under the terms of this note, we are required to create 108 jobs at the new manufacturing facility in Pennsylvania within three years of the completion of the facility. The Term Note contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation, nonpayment of principal, interest, fees and failure to perform or observe certain covenants. As of December 31, 2005, we were in compliance with these covenants.

Interest Rate Swaps

In connection with the offering of the Senior Floating Rate Notes, on January 11, 2005, we entered into interest rate swaps (the ‘‘Swaps’’) with Bank of America, N.A. and Wachovia Bank, N.A to hedge variable interest rate debt. Pursuant to the Swap with Bank of America, N.A., which becomes effective on January 17, 2006, we will swap 3 month LIBOR rates for fixed interest rates of 4.31% on a notional amount of $100 million for the period from January 17, 2006 through January 15, 2008, approximately $66.7 million for the period from January 15, 2008 to January 15, 2009 and approximately $33.3 million for the period from January 15, 2009 through January 15, 2010. Pursuant to the Swap with Wachovia Bank, N.A., effective January 15, 2006, we will swap 3 month LIBOR rates for fixed interest rates of 4.29% for a notional amount of $50 million for the period from January 15, 2006 through January 15, 2008, approximately $33.3 million for the period from January 15, 2008 to January 15, 2009 and approximately $16.7 million for the period from January 15, 2009 through January 15, 2010. These swaps fix the variable rate portion of the Senior Floating Rate Notes, while there is an additional margin of 4.00% that is fixed.

The interest rate swaps are accounted for in accordance with Statement of Financial Accounting Standard (‘‘SFAS’’) No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, ‘‘SFAS 133’’).  SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities.  SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value.  As of December 31, 2005, the interest rates swaps were recorded as an asset of $1.9 million. The swaps are accounted for as cash flow hedges; therefore, we have recorded changes in fair value as a component of accumulated other comprehensive income of $1.2 million, net of deferred tax expense of $0.7 million.

Treasury Stock

Certain members of management own membership interests in CHATT Holdings LLC. CHATT Holdings LLC or CHAMES Holdings I LLC, a member of CHATT Holdings LLC, may, but are not required to, purchase all or a portion of these units from management within 180 days of their departure from the Company. The value of the membership interests repurchased is determined jointly by the Board of Directors of CHATT Holdings LLC and a committee comprised of our senior management. As of December 31, 2005, CHATT Holdings LLC held units of CHATT Holdings LLC purchased for $0.2 million, which was recorded as our Treasury Stock for accounting purposes, and had the option to repurchase the membership interests of certain former management employees.

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, Inventory Costs, an amendment of ARB 43, Chapter 4’’ (‘‘FAS 151’’). This statement amends previous guidance as it relates to inventory valuation to clarify that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be recorded as current-period charges. The effective date of FAS 151 for us was October 2, 2005. Since the guidance in FAS 151 reflects our current practices, there was no impact on our results of operations, financial position or liquidity, upon adoption.

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

Our primary market risk is interest rate exposure with respect to our floating rate debt. The interest rate of the Senior Floating Rate Notes at December 31, 2005 was 8.15%. In connection with the offering of the Senior Floating Rate Notes, we entered into two interest rate swaps. These swaps effectively fix the variable interest rate portion of the Senior Floating Rate Notes at notional amounts of $150.0 million for two years beginning January 15, 2006, subsequently amortizing at a rate of $50.0 million per year until the maturity in 2010. The swaps fix the 3 month LIBOR rates at either 4.29% or 4.31% for the duration of the contracts. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt and Other Obligations—Senior Floating Rate

Notes’’ and ‘‘—Interest Rate Swaps.’’ Until the interest rate swaps became effective, a 100 bps change in interest rates would impact us by $0.4 million for one fiscal quarter.

We conduct foreign operations in Canada and Ireland and utilize international suppliers and manufacturers. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of December 31, 2005 to be material.

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

On August 3, 2004, Jacuzzi Brands filed a complaint in the Court of Common Pleas of Cumberland County, Pennsylvania against us, our parent and several Castle Harlan and Wind Point entities. The complaint alleges that, in connection with the acquisition of our parent by affiliates of Castle Harlan, we failed to provide notice to Jacuzzi Brands and to obtain its consent to such acquisition, as allegedly required by the provisions of a leasehold mortgage granted to Jacuzzi Brands on our distribution center in Carlisle, Pennsylvania. The complaint asserts causes of action against us for breach of contract, civil conspiracy and common law fraud. In the complaint, Jacuzzi Brands seeks an unspecified amount of damages, that a letter of credit be posted to secure our remaining rental obligations under the lease for the distribution center and other injunctive relief. Upon the filing of the complaint, Jacuzzi Brands moved for a preliminary injunction, which, following a hearing, the court denied by order dated August 23, 2004. We, our parent and the Castle Harlan defendants have since answered the complaint, and the Wind Point defendants filed preliminary objections seeking to dismiss the claims asserted against them. By order dated December 9, 2004, the court denied Wind Point’s preliminary objections to the complaint. On January 6, 2005, Jacuzzi Brands served interrogatories and document demands upon all the defendants. In February 2005, the defendants responded to these interrogatories and document demands. We believe that the complaint is without merit and intend to continue to contest the action vigorously.

From approximately 1993 through 1999, we manufactured and sold 647,000 wheelbarrows with poly wheel hubs. Various claims were submitted, and lawsuits filed, to recover for injuries sustained while inflating tires on these wheelbarrows. In 2002, we participated in a voluntary ‘‘fast track’’ recall of these wheelbarrows with the Consumer Product Safety Commission. We again voluntarily recalled these wheelbarrows in June 2004 in cooperation with the Consumer Product Safety Commission. However, less than 1% of the total products sold were returned, leaving an unknown number in service. To date, we have responded to 31 claims involving this product, 26 of which have been resolved. We are currently named as a defendant in one wheelbarrow claim. Although we believe that we have sufficient insurance coverage in place to cover these claims, a successful claim may exceed the limits of our coverage. See Item 1, ‘‘Business—Risk Factors—The products that we manufacture could expose us to product liability claims.’’

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

AMES TRUE TEMPER, INC.
Date: February 13, 2006	/s/ Richard Dell
Richard Dell
Chief Executive Officer
(Principal Executive Officer
and Authorized Signatory)
Date: February 13, 2006	/s/ Troy W. Bryce
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