Form 10-Q
period 2006-04-01
Ames True Temper, Inc.
filed 2006-05-16
CIK 1297756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2006

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

Yes               No

As of May 16, 2006 the Registrant had 1,000 shares of its common stock, $1.00 par value, outstanding.

ATT HOLDING CO.

Item 1.    Financial Statements

ATT Holding Co.
Condensed Consolidated Balance Sheets
(In Thousands)

	April 1, 2006	October 1, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,153	$21,394
Trade receivables, net	99,556	49,677
Inventories	119,757	91,146
Deferred income taxes	5,869	6,265
Prepaid expenses and other current assets	7,386	6,472
Total current assets	234,721	174,954
Property, plant and equipment, net	62,247	61,907
Intangibles, net	80,214	81,129
Goodwill	41,040	41,735
Other noncurrent assets	16,681	15,300
Total assets	$434,903	$375,025
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$50,996	$34,697
Accrued interest payable	5,810	5,832
Accrued expenses and other current liabilities	26,116	24,544
Revolving loan	45,900	—
Current portion of long-term debt	515	515
Total current liabilities	129,337	65,588
Deferred income taxes	17,772	20,297
Long-term debt	301,231	301,433
Accrued retirement benefits	17,632	17,280
Other liabilities	6,623	7,325
Total liabilities	472,595	411,923
Stockholders’ deficit:
Preferred stock-Series A	—	—
Common stock-Class A	—	—
Common stock-Class B	—	—
Additional paid-in capital	110,500	110,500
Predecessor basis adjustment	(13,539)	(13,539)
Retained deficit	(135,068)	(133,020)
Accumulated other comprehensive income (loss)	716	(595)
	(37,391)	(36,654)
Treasury stock, at cost	(301)	(244)
Total stockholders’ deficit	(37,692)	(36,898)
Total liabilities and stockholders’ deficit	$434,903	$375,025

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(In Thousands)

	Thirteen weeks ended April 1, 2006	Thirteen weeks ended March 26, 2005
	(unaudited)
Net sales	$134,090	$133,806
Cost of goods sold	98,904	100,734
Gross profit	35,186	33,072
Selling, general, and administrative expenses	25,679	20,927
Gain on disposal of fixed assets	(612)	(26)
Amortization of intangible assets	449	446
Operating income	9,670	11,725
Interest expense	7,902	10,992
Other expense (income)	57	(7)
Income before income taxes	1,711	740
Income tax expense	549	498
Net income	$1,162	$242

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(In Thousands)

	Twenty-six weeks ended April 1, 2006	Twenty-six weeks ended March 26, 2005
	(unaudited)
Net sales	$222,621	$215,852
Cost of goods sold	166,193	161,719
Gross profit	56,428	54,133
Selling, general, and administrative expenses	43,558	37,551
Gain on disposal of fixed assets	(499)	(45)
Amortization of intangible assets	897	860
Operating income	12,472	15,767
Interest expense	15,281	17,187
Other expense (income)	131	(222)
Loss before income tax benefit	(2,940)	(1,198)
Income tax benefit	(892)	(320)
Net loss	$(2,048)	$(878)

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Twenty-six weeks ended April 1, 2006	Twenty-six weeks ended March 26, 2005
	(unaudited)
Operating activities
Net loss	$(2,048)	$(878)
Adjustments to reconcile net loss to net cash used in operating activities, net of effects of exchange rate changes:
Depreciation expense	5,377	4,715
Amortization of intangible assets	897	860
Amortization of loan fees	1,234	5,232
Benefit for deferred taxes	(3,062)	(1,164)
Provision for bad debts	104	98
Noncash interest expense	133	174
Amortization of bond discount	54	22
Gain on sale of fixed assets	(499)	(45)
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(49,983)	(38,604)
Inventories	(28,611)	(12,882)
Prepaid expenses and other assets	(603)	(2,722)
Accounts payable	16,299	13,568
Accrued expenses and other liabilities	1,741	3,909
Net cash used in operating activities	(58,967)	(27,717)
Investing activities
Acquisition of businesses	—	(224)
Return of capital from joint ventures	100	—
Purchase of fixed assets	(7,429)	(3,335)
Proceeds from sale of fixed assets	1,666	45
Net cash used in investing activities	(5,663)	(3,514)
Financing activities
Repayments of long-term debt	(256)	(140,000)
Borrowings on long-term debt	—	149,250
Borrowings on revolver, net	45,900	25,000
Debt issuance costs	(176)	(3,821)
Treasury stock	(57)	(60)
Net cash provided by financing activities	45,411	30,369
Effect of exchange rate changes on cash	(22)	230
Change in cash and cash equivalents	(19,241)	(632)
Cash and cash equivalents at beginning of period	21,394	1,250
Cash and cash equivalents at end of period	$2,153	$618

See accompanying notes.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. The accompanying financial information reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. As our business has historically been seasonal, the results of operations for the thirteen and twenty-six week periods ended April 1, 2006 are not necessarily indicative of the results to be expected for the full fifty-two week fiscal year ending September 30, 2006. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto in the financial statements for the year ended October 1, 2005, which is included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005.

The consolidated balance sheet at October 1, 2005 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain amounts in the accompanying financial statements have been reclassified to conform to the April 1, 2006 presentation.

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

See Note 10 to the condensed consolidated financial statements for additional information with respect to acquisitions subsequent to April 1, 2006.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

3. Restructuring and Purchase Accounting

At the date of the acquisition on June 28, 2004, the Company recorded a reserve of $4,782 associated with certain plant closures and reductions in workforce as part of a plant consolidation plan. Additionally, the Company recorded a reserve of $4,795 related to a change in the business strategy for the garden hose product line for a minimum purchase commitment for a component that would no longer be used in the manufacturing of garden hose products marketed by the Company in the U.S. The Company appropriately met the conditions as outlined in EITF 95-3 to record such charges as liabilities in a purchase accounting combination. These plans were executed beginning in the fourth quarter of fiscal 2004 and are expected to be completed in fiscal 2008, when certain contracts expire. As the Company obtained additional information and refined the plans during fiscal 2005, adjustments were made to the restructuring reserves. During the period ended April 1, 2006, the Company reduced the restructuring reserve based on actual costs compared to the original or revised cost estimates.

At April 1, 2006, the remaining restructuring reserves of $4,443 were included in accrued expenses and other current liabilities and other liabilities and related to portions of the exit plans that are not yet completed. Changes to the restructuring reserves are as follows:

Balance as of October 1, 2005	$6,840
Accretion of Interest	126
Purchase Accounting Adjustments	(646)
Payments	(1,877)
Balance as of April 1, 2006	$4,443

4. Other Comprehensive Income (Loss)

	Thirteen weeks ended April 1, 2006	Thirteen weeks ended March 26, 2005
Net income	$1,162	$242
Other comprehensive (loss) income:
Currency translation adjustment	(148)	307
Fair value adjustments of swaps, net of tax	961	1,205
Comprehensive income	$1,975	$1,754

	Twenty-six weeks ended April 1, 2006	Twenty-six weeks ended March 26, 2005
Net loss	$(2,048)	$(878)
Other comprehensive income:
Currency translation adjustment	(133)	2,497
Fair value adjustments of swaps, net of tax	1,444	1,205
Comprehensive (loss) income	$(737)	$2,824

5. Goodwill and Other Intangibles

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to test goodwill and indefinite lived intangible assets for impairment on at least an annual basis. There can be no assurance that future impairment tests will not result in a charge to earnings. There were revisions to goodwill during the twenty-six week period ended April 1, 2006, which are reflected in the refinement of the cost estimates relating to the restructuring reserve.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

The cost of other acquired intangible assets, including primarily customer relationships and covenants not to compete, is amortized on a straight-line basis over the estimated lives of 2 to 10 years. Amortization of other intangibles amounted to $449 and $897 for the thirteen and twenty-six weeks ended April 1, 2006, respectively. The estimated aggregate amortization expense for each of the succeeding periods is as follows: $897 for the remainder of fiscal 2006; $1,399 in fiscal 2007; $1,249 in fiscal 2008; $1,133 in fiscal 2009; $1,133 in fiscal 2010 and $4,249 thereafter.

The changes in carrying amount of goodwill for the twenty-six week period ended April 1, 2006 are as follows:

Goodwill at October 1, 2005	$41,735
Revision of purchase price allocation	(646)
Currency translation adjustments	(49)
Goodwill at April 1, 2006	$41,040

The following table reflects the components of intangible assets other than goodwill:

	April 1, 2006	October 1, 2005
Finite lived intangible assets:
Technology (patents)	$984	$984
Non-compete agreements	888	887
Customer relationships	11,315	11,317
	13,187	13,188
Accumulated amortization:
Technology (patents)	(469)	(336)
Non-compete agreements	(691)	(493)
Customer relationships	(1,968)	(1,402)
	(3,128)	(2,231)
Net finite lived intangible assets	10,059	10,957
Indefinite lived intangible assets:
Trade names	70,155	70,172
Total Intangibles, net	$80,214	$81,129

6. Inventories

Inventories are as follows:

	April 1, 2006	October 1, 2005
Finished goods	$81,046	$59,671
Work in process	15,677	15,613
Raw materials	29,289	22,908
	126,012	98,192
Less inventory reserves	(6,255)	(7,046)
	$119,757	$91,146

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

7. Debt Arrangements

On June 28, 2004, in conjunction with the acquisition of the Predecessor, Ames True Temper, Inc. (‘‘ATT’’), a direct wholly-owned subsidiary of the Company, entered into a $215,000 Senior Secured Credit Facility ($75,000 revolving credit facility and $140,000 Term Loan B) and issued $150,000 of Senior Subordinated Notes in order to finance the acquisition, repay the Predecessor’s outstanding debt and pay related fees and expenses. The Senior Secured Credit Facility is guaranteed by the Company and each of its existing and future direct and indirect subsidiaries, other than any subsidiary that is a ‘‘controlled foreign corporation’’ under Section 957 of the Internal Revenue Code. The Company and each of the other guarantors granted to the senior lenders a first priority (subject to certain customary exceptions) security interest in and liens on all of the respective present and future property and assets to secure all of the obligations under the Senior Secured Credit Facility, and any interest rate swap or similar agreements with a senior lender under the Senior Secured Credit Facility. The Company also guarantees the Senior Subordinated Notes on a senior subordinated basis. This guarantee ranks behind all existing and future senior debt of the Company, including the guarantee of the Senior Secured Credit Facility and the Senior Floating Rate Notes, equal to all future senior subordinated indebtedness and ahead of all future debt that expressly provides that it is subordinated to the guarantee.

On January 14, 2005, ATT completed the offering of $150,000 Senior Floating Rate Notes due 2012. The proceeds of this offering were used by the Company to repay the entire balance of Term Loan B, which amounted to $139,300. Additionally, the proceeds were used to pay transaction fees and repay a portion of the revolving credit facility. As a result of the transaction, the Company recorded a charge of $4,102 to interest expense to write-off the portion of prepaid bank fees related to Term Loan B.

The Senior Floating Rate Notes, issued at a 0.5% discount, bear interest at a floating rate per annum, reset quarterly, equal to LIBOR plus 4%, which was 8.6% at April 1, 2006. The Senior Floating Rate Notes pay interest quarterly in cash in arrears on January 15, April 15, July 15 and October 15 of each year. The Senior Floating Rate Notes mature on January 15, 2012, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the Indenture. The Company guarantees the Senior Floating Rate Notes.

The Senior Floating Rate Notes are unsecured, unsubordinated obligations of ATT. They are effectively subordinated to all existing and future secured debt, to the extent of the assets securing such debt, including borrowings under the Senior Secured Credit Facility, pari passu with all future senior unsecured indebtedness, senior in right of payment to all existing and future senior subordinated debt, including the Senior Subordinated Notes, and effectively behind all of the existing and future liabilities of Ames True Temper, Inc.’s subsidiaries, including trade payables.

On January 14, 2005, simultaneously with the completion of the offering of the Notes referred to above, ATT entered into an amendment (‘‘Amendment No.1’’) to the terms of the Senior Secured Credit Facility. As amended, availability under the Senior Secured Credit Facility is restricted to the lesser of $75,000 and the borrowing-base amount, which is equal to (a) 85% of the amount of eligible receivables, plus (b) the lower of (i) 55% of the cost or fair market value of eligible inventory and (ii) if an inventory appraisal has been performed, 80% of the orderly liquidation value of Ames True Temper, Inc.'s inventory, plus (c) a percentage of eligible equipment or real property determined by Bank of America, N.A., as administrative agent, and not objected to by the required lenders. On December 1, 2005, the Company entered into Amendment No. 2 to the terms of the Senior Secured Credit Facility, which temporarily changes certain financial covenants for the Company’s fiscal 2006 performance.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

On July 19, 2005, the Company entered into a $2,700 Term Note, Loan and Security Agreement and Subordination Agreement with a Lender. This note is payable in monthly installments over five years. The interest rate per annum is equal to 2.5% and secured by certain collateral, which was agreed to by the Administrative Agent of the Senior Secured Credit Facility. Under the terms of this note, the Company is required to create 108 jobs at the new manufacturing facility in Pennsylvania within three years of the completion of the facility. The Term Note contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation: nonpayment of principal, interest, fees and failure to perform or observe certain covenants. As of April 1, 2006 the Company was in compliance with these covenants.

In connection with the issuance of the Senior Floating Rate Notes, ATT entered into interest rate swaps (the ‘‘Swaps’’) with Bank of America, N.A. and Wachovia Bank, N.A. Pursuant to the Swap with Bank of America, N.A., which became effective on January 17, 2006, ATT swaps 3-month LIBOR rates for fixed interest rates of 4.31% on a notional amount of $100,000 for the period from January 17, 2006 through January 15, 2008, $66,667 for the period from January 15, 2008 to January 15, 2009 and $33,333 for the period from January 15, 2009 through January 15, 2010. Pursuant to the Swap with Wachovia Bank, N.A., effective January 15, 2006, ATT swaps 3 month LIBOR rates for fixed interest rates of 4.29% on a notional amount of $50,000 for the period from January 15, 2006 through January 15, 2008, $33,333 for the period from January 15, 2008 to January 15, 2009 and $16,667 for the period from January 15, 2009 through January 15, 2010. These swaps fix the variable rate portion of the Senior Floating Rate Notes, while there is an additional margin of 4.00% that is fixed.

The Company has accounted for the interest rate swaps in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, ‘‘SFAS 133’’). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. As of April 1, 2006, the interest rate swaps were recorded as an asset of $3,437. The Company has accounted for the swaps as cash flow hedges and has recorded changes in fair value of $2,131 in accumulated other comprehensive income, net of deferred taxes of $1,306.

Borrowings outstanding under the revolving credit facility as of April 1, 2006 and October 1, 2005 were $45,900 and $0, respectively. The Company had letters of credit outstanding totaling $2,410 and $1,410 as of April 1, 2006 and October 1, 2005, respectively. The total amount available under the revolving credit facility at April 1, 2006 and October 1, 2005 was $26,690 and $73,008, respectively. The base rate interest rate for the revolving credit facility was 9.75% at April 1, 2006.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

Total indebtedness is as follows:

	April 1, 2006	October 1, 2005
Senior Secured Credit Facility:
Revolving loan facility, expires 2010	$45,900	$—
Term Note, due 2010	2,362	2,618
Senior Floating Rate Notes, due 2012	150,000	150,000
10% Senior Subordinated Notes, due 2012	150,000	150,000
Total debt	348,262	302,618
Less short-term revolving loan facilities	(45,900)	—
Less unaccreted discount	(616)	(670)
Current portion of long-term debt	(515)	(515)
Long-term debt	$301,231	$301,433

The Senior Secured Credit Facility, as amended, and the Senior Subordinated Notes contain various affirmative and negative covenants customary for similar credit facilities (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions (with exceptions) on: liens; debt; loans, acquisitions, joint ventures and other investments; mergers and consolidations, sales, transfers and other dispositions of property or assets; dividends, distributions, redemptions and other restricted payments; changes in the nature of the Company’s business; transactions with affiliates; and prepayment, redemption or repurchase of certain debt. In addition, the Senior Secured Credit Facility, as amended, requires that the Company meet certain financial covenant tests, including without limitation: the maintenance of a minimum consolidated EBITDA of $41,000 and the maintenance of a minimum fixed charge coverage ratio (defined as consolidated EBITDA less capital expenditures to cash taxes plus cash interest expense plus scheduled principal payments and prepayments plus dividends and distributions on equity) of 1.00:1.00. Amendment No. 2, dated December 1, 2005 temporarily reduced the minimum consolidated EBITDA requirement for the four quarters ended December 31, 2005 and April 1, 2006 to $36,000 and $38,000, respectively. Commencing with the third quarter ending July 1, 2006, the minimum consolidated EBITDA resumes at the $41,000 level. This amendment also provides for certain exclusions of capital expenditures and expenses for covenant compliance calculation purposes. As of April 1, 2006, the Company was in compliance with all applicable debt covenants.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

8. Pension and Other Postretirement Benefits

	Pension Benefits		Other Benefits
	Thirteen weeks ended		Thirteen weeks ended
	April 1, 2006	March 26, 2005	April 1, 2006	March 26, 2005
Service Cost	$889	$830	$1	$6
Interest Cost	1,653	1,608	36	37
Expected return on plan assets	(2,420)	(2,467)	—	—
Amortization of prior service cost	—	1	—	—
Amortization of unrecognized net loss	128	68	—	—
Net periodic benefit cost	$250	$40	$37	$43

	Pension Benefits		Other Benefits
	Twenty-six weeks ended		Twenty-six weeks ended
	April 1, 2006	March 26, 2005	April 1, 2006	March 26, 2005
Service Cost	$1,777	$1,659	$2	$12
Interest Cost	3,305	3,214	72	74
Expected return on plan assets	(4,838)	(4,932)	—	—
Amortization of prior service cost	—	2	—	—
Amortization of unrecognized net loss	256	135	—	—
Net periodic benefit cost	$500	$78	$74	$86

Employer Contributions

During the thirteen-week periods ended April 1, 2006 and March 26, 2005, the Company contributed $49 and $23, respectively, to its defined benefit pension plan. During the twenty-six week periods ended April 1, 2006 and March 26, 2005, the Company contributed $94 and $51, respectively, to its defined benefit pension plan.

During the thirteen-week periods ended April 1, 2006 and March 26, 2005, the Company contributed $29 and $72, respectively, to its post-retirement benefit plan. During the twenty-six week periods ended April 1, 2006 and March 26, 2005, the Company contributed $85 and $148, respectively, to its post-retirement benefit plan.

9. Segment Information

The Company has operations in the United States, Europe and Canada. The following is a summary by geographic region:

	Thirteen weeks ended April 1, 2006		Thirteen weeks ended March 26, 2005
	Net Sales	(Loss) Earnings Before Income Taxes	Net Sales	(Loss) Earnings Before Income Taxes
United States	$114,056	$(1,068)	$114,791	$(1,913)
Europe	1,798	48	2,029	36
Canada	18,236	2,731	16,986	2,617
Total	$134,090	$1,711	$133,806	$740

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

	Twenty-six weeks ended April 1, 2006		Twenty-six weeks ended March 26, 2005
	Net Sales	(Loss) Earnings Before Income Taxes	Net Sales	(Loss) Earnings Before Income Taxes
United States	$184,041	$(7,863)	$180,638	$(5,641)
Europe	2,954	(28)	3,207	16
Canada	35,626	4,951	32,007	4,427
Total	$222,621	$(2,940)	$215,852	$(1,198)

	Identifiable Assets
	April 1, 2006	October 1, 2005
United States	$375,846	$323,666
Europe	6,180	5,868
Canada	52,877	45,491
Total	$434,903	$375,025

10.	Subsequent Events

On April 7, 2006, ATT acquired Acorn Products, Inc. (‘‘Acorn’’), a Delaware corporation and the parent company of UnionTools, Inc. (‘‘Union’’), a business engaged in the manufacture and distribution of non-powered lawn and garden tools, pursuant to an Agreement and Plan of Merger (the ‘‘Acorn Merger Agreement’’) among ATT, Acorn and ATTUT Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of ATT (‘‘Merger Sub’’). Pursuant to the Acorn Merger Agreement, ATT acquired all of the issued and outstanding capital stock of Acorn through the merger of Merger Sub with and into Acorn, with Acorn surviving as a wholly-owned subsidiary of ATT (the ‘‘Acorn Merger’’). The Acorn Merger was consummated simultaneously with the execution of the Acorn Merger Agreement. The aggregate consideration paid by ATT was approximately $44,100, which included the purchase of all of the capital stock, repayment or assumption of indebtedness and the payment of transaction fees and expenses.

In connection with the Acorn Merger, on April 7, 2006, ATT entered into a new senior secured credit agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Acorn, Union, and Ames True Temper Properties, Inc. (‘‘ATTP’’); together with ATT (the ‘‘Borrowers’’), ATT Holding Co., as guarantor, and each lender from time to time thereto (the "Credit Agreement’’). The Credit Agreement amends and restates ATT’s existing credit facility with, among others, Bank of America, N.A. Pursuant to the Credit Agreement, the lenders made available a five-year revolving credit facility of up to $130,000.

On April 12, 2006, HD Acquisition Corp. (‘‘HDAC’’), a wholly-owned subsidiary of ATT, completed the acquisition of substantially all of the assets and properties of Hound Dog Products, Inc. (‘‘Hound Dog’’), a business that designs, markets and distributes non-powered lawn and garden tools. HDAC assumed certain liabilities of Hound Dog in connection with the transaction. The transaction was consummated simultaneously with the execution of an Asset Purchase Agreement (the ‘‘Asset Purchase Agreement’’) among HDAC, Hound Dog and the shareholders of Hound Dog. The aggregate consideration paid by HDAC for the purchased assets and properties was approximately $5,200, a portion of which was used to repay outstanding indebtedness of Hound Dog and its controlling shareholder.

On May 15, 2006, the Company entered into a Settlement and Release Agreement (the "Agreement") with Jacuzzi Brands, Inc ("Jacuzzi"). Under the terms of the Agreement, Jacuzzi will

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

pay to the Company $6,159 as settlement payment and dismiss the court actions against all defendants related to the acquisition of ATT Holding Co. by affiliates of Castle Harlan, Inc. In return, the Company agreed to release Jacuzzi from any damages related to any environmental indemnities or wheelbarrow claims. A portion of the settlement payment will be offset by the recording of additional environmental liabilities as a result of the release of the environmental indemnities.

13

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

Overview

Ames True Temper, Inc. (‘‘ATT’’, ‘‘us’’, ‘‘we’’, ‘‘our’’ or the ‘‘Company’’) is a leading North American manufacturer and marketer of non-powered lawn and garden tools and accessories. We offer the following 11 distinct product lines with over 4,100 active SKUs: long handle tools, wheelbarrows, decorative accessories, garden hoses, hose reels, lawn carts, pots and planters, pruning tools, repair handles, snow tools and striking tools. We sell our products primarily in the U.S. and Canada through (1) retail centers, including home centers and mass merchandisers, (2) wholesale chains, including hardware stores and garden centers, and (3) industrial distributors.

In June 2004, affiliates of Castle Harlan, Inc., a New York-based private-equity investment firm, together with certain of our employees, completed the acquisition of our company from Wind Point Partners. In order to acquire our company, CHATT Holdings Inc., ‘‘the buyer’’, and CHATT Holdings LLC, ‘‘the buyer parent’’, were formed. Upon completion of the acquisition, affiliates of Castle Harlan, Inc. (Castle Harlan Partners IV, L.P., or CHP IV, and affiliates) owned approximately 87% of the buyer-parent and management owned approximately 13%. In order to finance the acquisition, repay our outstanding debt and pay related fees and expenses:

(a)	we entered into a $215.0 million senior credit facility consisting of a $75.0 million revolving credit facility and a $140.0 million term loan, as described in ‘‘Debt and Other Obligations’’;

(b)	we issued $150.0 million of 10% senior subordinated notes, as described in ‘‘Debt and Other Obligations’’; and

(c)	the buyer parent received a $110.5 million equity capital contribution from CHP IV and its affiliates and management.

On April 7, 2006, we acquired Acorn Products, Inc. (‘‘Acorn’’), a Delaware corporation and the parent company of UnionTools, Inc. (‘‘Union’’), a business engaged in the manufacture and distribution of non-powered lawn and garden tools, pursuant to an Agreement and Plan of Merger (the ‘‘Acorn Merger Agreement’’) among us, Acorn and ATTUT Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of ATT (‘‘Merger Sub’’). Pursuant to the Acorn Merger

Agreement, we acquired all of the issued and outstanding capital stock of Acorn through the merger of Merger Sub with and into Acorn, with Acorn surviving as a wholly-owned subsidiary (the ‘‘Acorn Merger’’). The Acorn Merger was consummated simultaneously with the execution of the Acorn Merger Agreement. We paid an aggregate consideration of approximately $44.1 million, which included the purchase of all of the capital stock, repayment or assumption of indebtedness and the payment of transaction fees and expenses of Acorn.

In connection with the Acorn Merger, on April 7, 2006, we entered into a new senior secured credit agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Acorn, Union, and Ames True Temper Properties, Inc. (‘‘ATTP’’); together with us, Acorn and Union, (the ‘‘Borrowers’’), ATT Holding Co., as guarantor, and each lender from time to time thereto (the "Credit Agreement’’). The Credit Agreement amended and restated our existing credit facility with, among others, Bank of America, N.A. Pursuant to the Credit Agreement, the lenders made available a five-year revolving credit facility of up to $130.0 million.

On April 12, 2006, HD Acquisition Corp. (‘‘HDAC’’), a wholly-owned subsidiary, completed the acquisition of substantially all of the assets of Hound Dog Products, Inc. (‘‘Hound Dog’’), a business that designs, markets and distributes non-powered lawn and garden tools. HDAC assumed certain liabilities of Hound Dog in connection with the transaction. The transaction was consummated simultaneously with the execution of an Asset Purchase Agreement (the ‘‘Asset Purchase Agreement’’) among HDAC, Hound Dog and the shareholders of Hound Dog. The aggregate consideration paid by HDAC for the purchased assets and properties was approximately $5.2 million, a portion of which was used to repay outstanding indebtedness of Hound Dog and its controlling shareholder.

See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt and Other Obligations’’ for additional information about the Credit Agreement.

Results of Operations

Thirteen weeks ended April 1, 2006 compared to thirteen weeks ended March 26, 2005

Net Sales.    Net sales for the thirteen-week period ended April 1, 2006 increased $0.3 million to $134.1 million compared to $133.8 million for the thirteen weeks ended March 26, 2005. Overall net sales increased primarily from higher sales volumes and increases in sales prices, partially offset by increased customer program expenses.

Gross Profit.    Gross profit for the thirteen weeks ended April 1, 2006 increased $2.1 million to $35.2 million from $33.1 million for the thirteen weeks ended March 26, 2005. This increase was due primarily to favorable product mix, efficiencies gained at the Company’s new manufacturing plant and decreased steel costs, partially offset by higher resin costs. Gross profit as a percentage of net sales increased to 26.2% from 24.7% during this period.

Selling, General and Administrative (‘‘SG&A’’) Expenses.    SG&A expenses for the thirteen weeks ended April 1, 2006 increased $4.8 million to $25.7 million from $20.9 million for the thirteen weeks ended March 26, 2005. The increase relates primarily to increased expenses related to store service arrangements (including set up expenses for new distribution) and increased professional service and compensation expenses.

Amortization of Intangible Assets.    During the thirteen weeks ended April 1, 2006, we recorded $0.4 million in amortization expense, as compared to $0.4 million during the thirteen-week period ended March 26, 2005.

Interest Expense.    Interest expense for the thirteen weeks ended April 1, 2006 decreased $3.1 million to $7.9 million from $11.0 million during the thirteen weeks ended March 26, 2005. The decrease was due to the write off of $4.1 million of debt issuance costs as a result of the refinancing on January 14, 2005, partially offset by higher average interest rates and debt balances as compared to the prior year.

Income Tax Expense.    Income tax expense for the thirteen weeks ended April 1, 2006 was $0.5 million, or approximately 32.1% of income before taxes. Income tax expense for the thirteen weeks ended March 26, 2005 was $0.5 million or approximately 67.3% of income before taxes. At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis. The tax effect of significant unusual items is reflected in the period in which they occur. The decrease in the effective tax rate was primarily due to the mixture of tax rates for domestic and foreign income. Deferred income taxes are provided for the future tax consequences attributable to the differences between the carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. As of April 1, 2006 and October 1, 2005, a deferred tax asset valuation allowance was necessary for a portion of our deferred tax assets. We believe that our projections of future taxable income makes it more likely than not that the remainder of the deferred tax assets will be realized. If our projections of future taxable income changes in the future, we may be required to reduce deferred tax assets by a valuation allowance.

Twenty-six weeks ended April 1, 2006 compared to twenty-six weeks ended March 26, 2005

Net Sales.    Net sales for the twenty-six-week period ended April 1, 2006 increased $6.7 million, or 3.1%, to $222.6 million compared to $215.9 million for the twenty-six weeks ended March 26, 2005. Overall net sales increased primarily from higher sales volumes, primarily snow tools, and increases in sales prices, partially offset by increased customer program expenses.

Gross Profit.    Gross profit for the twenty-six weeks ended April 1, 2006 increased $2.3 million to $56.4 million from $54.1 million for the twenty-six weeks ended March 26, 2005. This increase was due primarily to increased sales volumes, efficiencies gained at the Company’s new manufacturing plant, favorable product mix and decreased steel costs, partially offset by higher resin costs. Gross profit as a percentage of net sales increased to 25.3% from 25.1% during this period.

Selling, General and Administrative (‘‘SG&A’’) Expenses.    SG&A expenses for the twenty-six weeks ended April 1, 2006 increased $6.0 million to $43.6 million from $37.6 million for the twenty-six weeks ended March 26, 2005. The increase relates primarily to increased expenses related to store service arrangements (including set up expenses for new distribution) and increased professional service and compensation expenses.

Amortization of Intangible Assets.    During the twenty-six weeks ended April 1, 2006, we recorded $0.9 million in amortization expense, as compared to $0.9 million during the twenty-six-week period ended March 26, 2005.

Interest Expense.    Interest expense for the twenty-six weeks ended April 1, 2006 decreased $1.9 million to $15.3 million from $17.2 million during the twenty-six weeks ended March 26, 2005. The decrease was due to the write off of $4.1 million of debt issuance costs as a result of the refinancing on January 14, 2005, partially offset by higher average interest rates and debt balances as compared to prior year.

Income Tax Benefit.    Income tax benefit for the twenty-six weeks ended April 1, 2006 was $0.9 million, or approximately 30.3% of loss before taxes. Income tax benefit for the twenty-six weeks ended March 26, 2005 was $0.3 million, or approximately 26.7% of loss before taxes. At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis. The tax effect of significant unusual items is reflected in the period in which they occur. The increase in the effective tax rate was primarily due to the mixture of tax rates for domestic and foreign income. Deferred income taxes are provided for the future tax consequences attributable to the differences between the carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. As of April 1, 2006 and October 1, 2005, a deferred tax asset valuation allowance was necessary for a portion of our deferred tax assets. We believe that our projections of future taxable income makes it more likely than not that the remainder of the deferred tax assets will be realized. If our projections of future taxable income changes in the future, we may be required to reduce deferred tax assets by a valuation allowance.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Subject to our performance, which, if adversely affected, could adversely affect the availability of funds, we expect to be able to meet our liquidity requirements for the foreseeable future through cash provided by operations and through borrowings available under our Credit Agreement. We cannot assure you, however, that this will be the case.

Cash Flows

Cash used in operating activities for the twenty-six weeks ended April 1, 2006 was $59.0 million, compared to $27.7 million for the twenty-six weeks ended March 26, 2005. This cash usage in fiscal 2006 as compared to fiscal 2005 is primarily the result of the timing of sales, cash receipts and cash payments as well as increased inventory, which was the result of increased requirements for new distribution of our products. During our first two quarters of the fiscal year, we typically use our available cash and our revolving loan facility to fund our seasonal build of inventory. Cash used in investing activities of $5.7 million and $3.5 million for the twenty-six-week periods ended April 1, 2006 and March 26, 2005, respectively, was due primarily to the purchase of fixed assets, partially offset by proceeds from the sale of fixed assets. Cash provided by financing activities was $45.4 million and $30.4 million for the twenty-six weeks ended April 1, 2006 and March 26, 2005, respectively and was primarily the result of net borrowings under the revolving credit facility. Additionally, during the twenty-six weeks ended March 26, 2005, we repaid $140.0 million of our Term Loan B under the previous senior secured credit facility through the issuance of the senior floating rate notes on January 14, 2005.

Debt and Other Obligations

Senior Secured Credit Facility — in effect at April 1, 2006

On June 28, 2004, we entered into a $215.0 million senior credit facility with various banks, financial institutions and other lenders. The senior credit facility consisted of a $140.0 million term loan B facility, which would have matured on June 28, 2011, and a $75.0 million revolving credit facility, which matures on June 28, 2010. On January 14, 2005, simultaneously with the completion of the offering of the Senior Floating Rate Notes referred to below, we repaid the term loan in full and entered into an amendment (the ‘‘Amendment No. 1’’) to the terms of the senior credit facility. As of April 1, 2006, we had $45.9 million of borrowings on the revolving portion of our senior credit facility, with $2.4 million of letters of credit outstanding. At April 1, 2006, based on the borrowing base calculation, the revolver limit was $75.0 million, with $26.7 million available under the revolving credit facility.

The interest rates applicable to the senior credit facility as of April 1, 2006 were the Eurodollar Rate plus the Applicable Rate, or at our option, the Alternate Base Rate plus the Applicable Rate. The ‘‘Alternate Base Rate’’ means the higher of (i) the floating rate of interest announced from time to time by Bank of America N.A as its ‘‘prime rate’’ or (ii) the Federal Funds rate plus 50 basis points per annum. The ‘‘Eurodollar Rate’’ means the rate per annum equal to the rate determined by the administrative agent to be the offered rate that appears on the Telerate Screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars. With respect to the revolving credit facility (including swing line loans), the ‘‘Applicable Rate’’ means (i) until December 28, 2004, 3.00% per annum, in the case of Eurodollar Rate loans, and 2.00% per annum, in the case of Alternate Base Rate advances, and (ii) thereafter, a percentage per annum to be determined in accordance with a pricing grid based on the leverage ratio.

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

Amendment No. 2, dated December 1, 2005, temporarily reduced the minimum consolidated EBITDA requirement for the four quarters ending December 31, 2005 and April 1, 2006 to $36.0 million and $38.0 million, respectively. Commencing with the four quarters ending July 1, 2006, the minimum consolidated EBITDA will resume at the $41.0 million level. This amendment also provides for certain exclusions of capital expenditures and expenses for covenant compliance purposes.

As of April 1, 2006, we were in compliance with all of our financial covenants. The senior secured credit facility contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation: nonpayment of principal, interest, fees and failure to perform or observe certain covenants.

Amended and Restated Senior Secured Credit Facility

On April 7, 2006, we entered into a new senior secured credit agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Acorn, Union, and Ames True Temper Properties, Inc. (‘‘ATTP’’); together with the Company, (the ‘‘Borrowers’’), ATT Holding Co., as guarantor, and each lender from time to time thereto (the ‘‘Credit Agreement’’). The Credit Agreement amends and restates our existing credit facility with, among others, Bank of America, N.A. Pursuant to the Credit Agreement, the lenders made available a five-year revolving credit facility of up to $130.0 million, including a sub-facility for letters of credit in an amount not to exceed $15.0 million and a sub-facility for swing-line loans in an amount not to exceed $15.0 million. The Borrowers' obligations under the credit agreement are guaranteed by ATT Holding Co. The credit facilities will be collateralized by substantially all of our assets, including our domestic subsidiaries, and guaranteed by ATT Holding Co. Future domestic subsidiaries will be required to guarantee the obligations and grant a lien on substantially all of their assets.

The interest rate applicable to the loans under the senior secured credit agreement is either: (1) the ‘‘Eurodollar Rate’’ plus a margin of 1.75 to 2.75% or (2) the ‘‘Base Rate’’ plus a margin of 0.50% to 1.50%. The initial applicable margin for loans based on the Eurodollar Rate will be 2.25%, and the applicable margin for loans based on the Base Rate will be 1.00%. ‘‘Eurodollar Rate’’ is defined as the London interbank offered rate, adjusted for statutory reserve requirements. The ‘‘Base Rate’’ is the higher of: (1) prime rate publicly announced by Bank of America, N.A. or (2) the Federal Funds effective rate plus 0.50%, adjusted for statutory reserve requirements. The applicable margin may under certain limited circumstances be increased slightly, if Bank of America, N.A. cannot otherwise syndicate the credit facility.

As set forth in the Credit Agreement, the total outstanding amount of all loans and letter of credit obligations under the Credit Agreement shall not exceed the lesser of (1) $130.0 million and (2) the borrowing base, which includes specific percentages of eligible inventory, eligible equipment, eligible accounts receivable and eligible real estate of the Borrowers, minus (b) certain reserves, all as set forth in the Credit Agreement.

The terms of the Credit Agreement include various covenants that restrict our ability to, among other things, incur additional liens, incur additional indebtedness and make additional investments. In addition, the Borrowers are prohibited from incurring capital expenditures exceeding $19.125 million in fiscal year 2006, $16.125 million in fiscal year 2007, and $15.0 million in any fiscal year thereafter (subject to the right to carry over the unused portion to the following year). In addition, under certain circumstances the Borrowers will be required to have consolidated EBITDA of at least $41.0 million for each period of four fiscal quarters. The Credit Agreement also includes customary events of default, including, without limitation, payment defaults, cross defaults to other indebtedness and bankruptcy related defaults.

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

Other Debt

On July 19, 2005, we entered into a $2.7 million Term Note, Loan and Security Agreement and Subordination Agreement with a Lender. This note is payable in monthly installments over five years. The interest rate per annum is equal to 2.5% and secured by certain collateral, which was agreed to by the Administrative Agent of the Senior Secured Credit Facility. Under the terms of this note, we are required to create 108 jobs at the new manufacturing facility in Pennsylvania within three years of the completion of the facility. The Term Note contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation, nonpayment of principal, interest, fees and failure to perform or observe certain covenants. As of April 1, 2006, we were in compliance with these covenants.

Interest Rate Swaps

In connection with the offering of the Senior Floating Rate Notes, on January 11, 2005, we entered into interest rate swaps (the ‘‘Swaps’’) with Bank of America, N.A. and Wachovia Bank, N.A to hedge variable interest rate debt. Pursuant to the Swap with Bank of America, N.A., which became effective on January 17, 2006, we swap 3 month LIBOR rates for fixed interest rates of 4.31% on a notional amount of $100.0 million for the period from January 17, 2006 through January 15, 2008, approximately $66.7 million for the period from January 15, 2008 to January 15, 2009 and approximately $33.3 million for the period from January 15, 2009 through January 15, 2010. Pursuant to the Swap with Wachovia Bank, N.A., effective January 15, 2006, we swap 3 month LIBOR rates for fixed interest rates of 4.29% for a notional amount of $50 million for the period from January 15, 2006 through January 15, 2008, approximately $33.3 million for the period from January 15, 2008 to January 15, 2009 and approximately $16.7 million for the period from January 15, 2009 through January 15, 2010. These swaps fix the variable rate portion of the Senior Floating Rate Notes, while there is an additional margin of 4.00% that is fixed.

The interest rate swaps are accounted for in accordance with Statement of Financial Accounting Standard (‘‘SFAS’’) No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, ‘‘SFAS 133’’). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. As of April 1, 2006, the interest rates swaps were recorded as an asset of $3.4 million. The swaps are accounted for as cash flow hedges; therefore, we have recorded changes in fair value as a component of accumulated other comprehensive income of $2.1 million, net of deferred tax expense of $1.3 million.

Treasury Stock

Certain members of management own membership interests in CHATT Holdings LLC. CHATT Holdings LLC or CHAMES Holdings I LLC, a member of CHATT Holdings LLC, may, but are not required to, purchase all or a portion of these units from management within 180 days of their departure from the Company. The value of the membership interests repurchased is determined jointly by the Board of Directors of CHATT Holdings LLC and a committee comprised of our senior management. As of April 1, 2006, CHATT Holdings LLC held units of CHATT Holdings LLC purchased for $0.3 million, which was recorded as our Treasury Stock for accounting purposes.

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

Our primary market risk is interest rate exposure with respect to our floating rate debt. In connection with the offering of the Senior Floating Rate Notes, we entered into two interest rate swaps. These swaps effectively fix the variable interest rate portion of the Senior Floating Rate Notes at notional amounts of $150.0 million for two years beginning January 15, 2006, subsequently amortizing at a rate of $50.0 million per year until the maturity in 2010. The swaps fix the 3 month LIBOR rates at either 4.29% or 4.31% for the duration of the contracts. The interest rate of the Senior Floating Rate Notes at April 1, 2006 was 8.6%, however; the weighted average interest rate was 8.3% based on the hedges in place at that time. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt and Other Obligations — Senior Floating Rate Notes’’ and ‘‘— Interest Rate Swaps.’’ Until the interest rate swaps became effective on January 15, 2006, a 100 bps change in interest rates would impact us by $0.4 million for one fiscal quarter.

We conduct foreign operations in Canada and Ireland and utilize international suppliers and manufacturers. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of April 1, 2006 to be material.

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

On May 15, 2006, we entered into a Settlement and Release Agreement (the "Agreement") with Jacuzzi Brands, Inc ("Jacuzzi"). Under the terms of the Agreement, Jacuzzi will pay to us $6.2 million as settlement payment and dismiss the court actions against all defendants related to the acquisition of ATT Holding Co. by affiliates of Castle Harlan, Inc. In return, we agreed to release Jacuzzi from any damages related to any environmental indemnities or wheelbarrow claims. A portion of the settlement payment will be offset by the recording of additional environmental liabilities as a result of the release of the environmental indemnities.

From approximately 1993 through 1999, we manufactured and sold 647,000 wheelbarrows with poly wheel hubs. Various claims were submitted, and lawsuits filed, to recover for injuries sustained while inflating tires on these wheelbarrows. In 2002, we participated in a voluntary ‘‘fast track’’ recall of these wheelbarrows with the Consumer Product Safety Commission. We again voluntarily recalled these wheelbarrows in June 2004 in cooperation with the Consumer Product Safety Commission. However, less than 1% of the total products sold were returned, leaving an unknown number in service. To date, we have responded to 31 claims involving this product, 29 of which have been resolved. We are currently named as a defendant in one wheelbarrow claim. Although we believe that we have sufficient insurance coverage in place to cover these claims, a successful claim may exceed the limits of our coverage.

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

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit 10.1(G)	Agreement and Plan of Merger, dated as of April 7, 2006, by and among Acorn Products, Inc., Ames True Temper, Inc., and ATTUT Holdings, Inc.
Exhibit 10.2(H)	Amended and Restated Credit Agreement, dated as of April 7, 2006, among Ames True Temper, Inc., Acorn Products, Inc., UnionTools, Inc., and Ames True Temper Properties, Inc., as borrowers, ATT Holding Co., as a guarantor, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other lenders party thereto
Exhibit 10.3*	Employment Agreement, dated as of April 7, 2006, among Ames True Temper, Inc., Acorn Products, Inc., UnionTools, Inc. and A. Corydon Meyer
Exhibit 10.4*	Employment Agreement, dated as of April 7, 2006, among Acorn Products, Inc., UnionTools, Inc. and John G. Jacob
Exhibit 10.5*	Severance Agreement, dated as of April 7, 2006, among Acorn Products, Inc., UnionTools, Inc. and Carol B. LaScala
Exhibit 10.6*	Severance Agreement, dated as of April 7, 2006, among Acorn Products, Inc., UnionTools, Inc. and Mark J. Chichak
Exhibit 10.7*	Severance Agreement, dated as of April 7, 2006, among Acorn Products, Inc., UnionTools, Inc. and Steven R. Forgy
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
Exhibit 32.2*	Certification of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

*	Filed herewith

(G)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2006

(H)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 14, 2006

AMES TRUE TEMPER, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMES TRUE TEMPER, INC.

Date: May 16, 2006	/s/ Richard Dell
Richard Dell Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Date: May 16, 2006	/s/ David M. Nuti
David M. Nuti Chief Financial Officer (Principal Financial Officer)

AMES TRUE TEMPER, INC.

EXHIBIT INDEX

Exhibit	Description
10.1(G)	Agreement and Plan of Merger, dated as of April 7, 2006, by and among Acorn Products, Inc., Ames True Temper, Inc., and ATTUT Holdings, Inc.
10.2(H)	Amended and Restated Credit Agreement, dated as of April 7, 2006, among Ames True Temper, Inc., Acorn Products, Inc., UnionTools, Inc., and Ames True Temper Properties, Inc., as borrowers, ATT Holding Co., as a guarantor, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other lenders party thereto
10.3*	Employment Agreement, dated as of April 7, 2006, among Ames True Temper, Inc., Acorn Products, Inc., UnionTools, Inc. and A. Corydon Meyer
10.4*	Employment Agreement, dated as of April 7, 2006, among Acorn Products, Inc., UnionTools, Inc. and John G. Jacob
10.5*	Severance Agreement, dated as of April 7, 2006, among Acorn Products, Inc., UnionTools, Inc. and Carol B. LaScala
10.6*	Severance Agreement, dated as of April 7, 2006, among Acorn Products, Inc., UnionTools, Inc. and Mark J. Chichak
10.7*	Severance Agreement, dated as of April 7, 2006, among Acorn Products, Inc., UnionTools, Inc. and Steven R. Forgy
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(G)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2006

(H)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 14, 2006