Form 10-Q
period 2006-07-01
Ames True Temper, Inc.
filed 2006-08-15
CIK 1297756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended July 1, 2006

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

Yes             No

As of August 15, 2006 the Registrant had 1,000 shares of its common stock, $1.00 par value, outstanding.

ATT HOLDING CO.

Item 1.    Financial Statements

ATT Holding Co.
Condensed Consolidated Balance Sheets
(In Thousands)

	July 1, 2006	October 1, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,625	$21,394
Trade receivables, net	107,951	49,677
Inventories	131,170	91,146
Deferred income taxes	3,246	6,265
Prepaid expenses and other current assets	8,040	6,472
Total current assets	255,032	174,954
Property, plant and equipment, net	67,279	61,907
Intangibles, net	84,833	81,129
Goodwill	63,259	41,735
Other noncurrent assets	18,225	15,300
Total assets	$488,628	$375,025
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$51,332	$34,697
Accrued interest payable	10,373	5,832
Accrued expenses and other current liabilities	34,538	24,300
Revolving loan	73,310	—
Current portion of long-term debt	524	515
Total current liabilities	170,077	65,344
Deferred income taxes	16,540	20,297
Long-term debt	301,118	301,433
Accrued retirement benefits	21,362	17,280
Other liabilities	6,750	7,325
Total liabilities	515,847	411,679
Stockholders’ deficit:
Preferred stock-Series A	—	—
Common stock-Class A	—	—
Common stock-Class B	—	—
Additional paid-in capital	110,500	110,500
Predecessor basis adjustment	(13,539)	(13,539)
Retained deficit	(127,496)	(133,020)
Accumulated other comprehensive income (loss)	3,316	(595)

Total stockholders’ deficit	(27,219)	(36,654)
Total liabilities and stockholders’ deficit	$488,628	$375,025

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(In Thousands)

	Thirteen weeks ended July 1, 2006	Thirteen weeks ended June 25, 2005
	(unaudited)
Net sales	$163,331	$144,780
Cost of goods sold	119,422	109,931
Gross profit	43,909	34,849
Selling, general, and administrative expenses	30,006	21,425
Loss (gain) on disposal of fixed assets	6	(59)
Amortization of intangible assets	450	447
Operating income	13,447	13,036
Interest expense	9,411	7,590
Other (income) expense	(5,866)	305
Income before income taxes	9,902	5,141
Income tax expense	2,330	1,531
Net income	$7,572	$3,610

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(In Thousands)

	Thirty-nine weeks ended July 1, 2006	Thirty-nine weeks ended June 25, 2005
	(unaudited)
Net sales	$385,952	$360,632
Cost of goods sold	285,615	271,650
Gross profit	100,337	88,982
Selling, general, and administrative expenses	73,564	58,976
Gain on disposal of fixed assets	(493)	(104)
Amortization of intangible assets	1,347	1,307
Operating income	25,919	28,803
Interest expense	24,692	24,777
Other (income) expense	(5,735)	83
Income before income taxes	6,962	3,943
Income tax expense	1,438	1,211
Net income	$5,524	$2,732

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Thirty-nine weeks ended July 1, 2006	Thirty-nine weeks ended June 25, 2005
	(unaudited)
Operating activities
Net income	$5,524	$2,732
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of effects of exchange rate changes:
Depreciation expense	8,654	7,380
Amortization of intangible assets	1,347	1,307
Amortization of loan fees	1,812	5,887
Benefit for deferred taxes	(4,511)	(1,152)
(Recovery of)/Provision for bad debts, net	(56)	136
Noncash interest expense	196	264
Amortization of bond discount	80	49
Gain on sale of fixed assets	(493)	(104)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(41,125)	(38,154)
Inventories	(21,088)	11,810
Prepaid expenses and other assets	1,821	(1,668)
Accounts payable	10,470	9,260
Accrued expenses and other liabilities	10,267	6,249
Net cash (used in) provided by operating activities	(27,102)	3,996
Investing activities
Acquisitions of businesses, net of cash received	(53,073)	(225)
Return of capital from joint ventures	100	—
Purchase of fixed assets	(10,873)	(5,510)
Proceeds from sale of fixed assets	1,962	517
Net cash used in investing activities	(61,884)	(5,218)
Financing activities
Repayments of long-term debt	(386)	(140,000)
Borrowings on long-term debt	—	149,250
Borrowings (payments) on revolver, net	73,310	(3,400)
Debt issuance costs	(1,211)	(4,454)
Net cash provided by financing activities	71,713	1,396
Effect of exchange rate changes on cash	504	70
Change in cash and cash equivalents	(16,769)	244
Cash and cash equivalents at beginning of period	21,394	1,250
Cash and cash equivalents at end of period	$4,625	$1,494

See accompanying notes.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

1.     Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. The accompanying financial information reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. As our business has historically been seasonal, the results of operations for the thirteen and thirty-nine week periods ended July 1, 2006 are not necessarily indicative of the results to be expected for the full fifty-two week fiscal year ending September 30, 2006. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto in the financial statements for the year ended October 1, 2005, which is included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005.

The consolidated balance sheet at October 1, 2005 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain amounts in the accompanying financial statements have been reclassified to conform to the July 1, 2006 presentation.

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

2.     Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,’’ (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating what effect, if any, adoption of FIN 48 will have on the Company’s consolidated financial statements.

3.     Acquisitions and Purchase Accounting

Acquisition of Predecessor

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

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

The acquisition of the Predecessor was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and Emerging Issues Task Force (EITF) Issue No. 88-16, Basis in Leveraged Buyout Transactions. As such, the acquired assets and assumed liabilities have been recorded at fair market value for the interests acquired and estimates of assumed liabilities by new investors and at the carryover basis for continuing investors. The acquired assets and assumed liabilities were assigned new book values in the same proportion as the residual interests of the continuing investors and the new interests acquired by the new investors. Under EITF 88-16, the Company was revalued at the merger date to the fair value to the extent of the majority stockholder’s approximately 87% controlling interest in the Company. The remaining approximately 13% is accounted for at the continuing stockholders’ carryover basis in the Company. An adjustment of $13,539 to record this effect is included as a reduction of stockholders’ equity under the caption ‘‘Predecessor basis adjustment.’’ The excess of the purchase price over the historical basis of the net assets acquired has been applied to adjust net assets to their fair values to the extent of the majority stockholder’s approximately 87% ownership.

Acquisitions Made by the Company

On April 7, 2006, Ames True Temper, Inc. (‘‘ATT’’), a direct wholly-owned subsidiary of the Company, acquired Acorn Products, Inc. (‘‘Acorn’’), a Delaware corporation and the parent company of UnionTools, Inc. (‘‘Union’’), a business engaged in the manufacture and distribution of non-powered lawn and garden tools, pursuant to an Agreement and Plan of Merger (the ‘‘Acorn Merger Agreement’’) among ATT, Acorn and ATTUT Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of ATT (‘‘Merger Sub’’). Pursuant to the Acorn Merger Agreement, ATT acquired all of the issued and outstanding capital stock of Acorn through the merger of Merger Sub with and into Acorn, with Acorn surviving as a wholly-owned subsidiary of ATT (the ‘‘Acorn Merger’’). The Acorn Merger was consummated simultaneously with the execution of the Acorn Merger Agreement. The aggregate cash consideration paid by ATT on the day of the transaction was approximately $44,100, excluding closing expenses of approximately $3,600.

On April 12, 2006, HD Acquisition Corp. (‘‘HDAC’’), a wholly-owned subsidiary of ATT, completed the acquisition of substantially all of the assets and properties of Hound Dog Products, Inc. (‘‘Hound Dog’’), a business that designs, markets and distributes non-powered lawn and garden tools. The transaction was consummated simultaneously with the execution of an Asset Purchase Agreement (the ‘‘Asset Purchase Agreement’’) among HDAC, Hound Dog and the shareholders of Hound Dog. The cash consideration paid by HDAC for the purchased assets and properties on the day of the transaction was approximately $5,200.

These businesses were acquired to expand the Company’s product lines. The operating results of the acquired companies have been included in the accompanying consolidated statements of operations from the respective dates of acquisition.

The acquisitions of Acorn and Hound Dog are being accounted for as purchases in accordance with SFAS No. 141, Business Combinations. The financial statements as of July 1, 2006 reflect a preliminary allocation of the purchase price based upon available information and are subject to further refinement. The Company expects any refinements to occur in its fourth quarter of fiscal 2006 and relates primarily to the finalization of the independent third party appraisal for fixed and intangible assets. The Company adjusted inventory by approximately $825 to write up the acquired inventory to its estimated selling price less the costs of disposal and profit allowance for the selling effort of the Company. This resulted in an increase in cost of goods sold of approximately $825 during the period ended July 1, 2006. This amount represents the manufacturing profits acquired. The Hound Dog acquisition is subject to purchase price adjustments that are contingent upon the achievement of certain financial goals. Any contingent payment realized will be added to the cost of the acquisitions

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

in excess of the fair value of the net assets acquired. The following represents the preliminary allocation of purchase price for the Acorn and Hound Dog acquisitions:

Revolver debt used for purchase price including acquisition costs, net of cash acquired	$53,073
Other liabilities assumed	18,808
Fair value of assets acquired, primarily accounts receivable, inventory and fixed assets	(44,935)
Identified intangible assets, primarily tradenames and patents	(4,750)
Cost in excess of fair value of net assets acquired (goodwill)	$22,196

4.     Restructuring

Acquisition of Predecessor

At the date of the acquisition of the Predecessor, the Company recorded a reserve of $4,782 associated with certain plant closures and reductions in workforce as part of a plant consolidation plan. Additionally, the Company recorded a reserve of $4,795 related to a change in the business strategy for the garden hose product line for a minimum purchase commitment for a component that would no longer be used in the manufacturing of garden hose products marketed by the Company in the U.S. The Company appropriately met the conditions as outlined in the Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with Purchase Business Combinations (‘‘EITF 95-3’’), to record such charges as liabilities in a purchase accounting combination. These plans were executed beginning in the fourth quarter of fiscal 2004 and are expected to be completed in fiscal 2008, when certain contracts expire. As the Company obtained additional information and refined the plans during fiscal 2005, adjustments were made to the restructuring reserves. During the period ended July 1, 2006, the Company reduced the restructuring reserve based on actual costs compared to the original or revised cost estimates.

At July 1, 2006, the remaining restructuring reserves of $3,911 were included in accrued expenses and other current liabilities and related to portions of the exit plans that are not yet completed. Changes to the restructuring reserves are as follows:

Balance as of October 1, 2005	$6,840
Accretion of Interest	189
Purchase Accounting Adjustments	(741)
Payments	(2,377)
Balance as of July 1, 2006	$3,911

Acquisition of Acorn

At date of acquisition, the Company recorded a reserve of $1,547 associated with certain facility closures and reductions in workforce as part of a facility consolidation plan. The Company appropriately met the conditions as outlined in EITF 95-3 to record such charges as liabilities in a purchase accounting combination. This plan was executed beginning in the third quarter of fiscal 2006 and is expected to be completed in fiscal 2007. As the Company refines the plan by completing the identification of impaired assets located at facilities to be closed and obtains additional information regarding costs to close certain facilities, adjustments may be made to the restructuring reserves. This restructuring reserve was included in accrued expenses and other current liabilities and related to portions of the exit plan that have not yet been completed. In addition, certain employees were given retention packages totaling approximately $2,987 to transition their current roles over 4-12 months.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

These costs are being recognized over the retention period and have not been included in the purchase price or as a reduction to the net assets acquired. For the thirteen weeks ended July 1, 2006, the Company’s operating results reflect a charge of $1,218 related to the recognition to these retention packages. We expect payments for these retention packages to begin in the Company’s fourth quarter of fiscal 2006 and carry into fiscal 2007.

The following unaudited pro forma financial information reflects the results of operations as if the acquisition of Acorn had occurred as of the beginning of the periods being presented. Pro forma adjustments include only the effects of events directly attributed to the transaction that are factually supportable and expected to have a continuing impact. The pro forma data reflected in the table below includes adjustments to conform the acquired business’ accounting policies to the Company’s accounting policies, and interest expense on the acquisition debt and the related income tax effects.

Thirteen weeks ended July 1, 2006		Thirteen weeks ended June 25, 2005
Net Sales	Net Income	Net Sales	Net Income
$164,497	$7,545	$168,845	$3,660

Thirty-nine weeks ended July 1, 2006		Thirty-nine weeks ended June 25, 2005
Net Sales	Net Income	Net Sales	Net Income
$424,999	$2,607	$429,076	$1,800

The unaudited pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisition been consummated as of the above date, nor is such information indicative of future operating results. Pro-forma information, reflecting the results of operations of Hound Dog, is not provided as this acquisition did not materially impact the Company’s results of operations.

5.     Other Comprehensive Income (Loss)

	Thirteen weeks ended July 1, 2006	Thirteen weeks ended June 25, 2005
Net income	$7,572	$3,610
Other comprehensive income (loss):
Currency translation adjustment	1,950	(877)
Fair value adjustments of swaps, net of tax	650	(1,991)
Comprehensive income	$10,172	$742
	Thirty-nine weeks ended July 1, 2006	Thirty-nine weeks ended June 25, 2005
Net income	$5,524	$2,732
Other comprehensive income (loss):
Currency translation adjustment	1,817	1,620
Fair value adjustments of swaps, net of tax	2,094	(786)
Comprehensive income	$9,435	$3,566

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

6.     Goodwill and Other Intangibles

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to test goodwill and indefinite lived intangible assets for impairment on at least an annual basis. There can be no assurance that future impairment tests will not result in a charge to earnings. There were revisions to goodwill during the thirty-nine week period ended July 1, 2006, the majority of which is the refinement of the cost estimates relating to the restructuring reserve that was established at the time of the acquisition of the Predecessor. In addition, goodwill has been increased by $22,196 to reflect the amount the purchase price of Acorn and Hound Dog exceeded the fair value of assets acquired and liabilities assumed.

The cost of other acquired intangible assets, including primarily customer relationships and covenants not to compete, is amortized on a straight-line basis over the estimated lives of 2 to 10 years. Amortization of other intangibles amounted to $450 and $1,347 for the thirteen and thirty-nine weeks ended July 1, 2006, respectively. The estimated aggregate amortization expense for each of the succeeding periods is as follows: $530 for the remainder of fiscal 2006; $1,560 in fiscal 2007; $1,390 in fiscal 2008; $1,260 in fiscal 2009; $1,170 in fiscal 2010 and $4,440 thereafter.

The changes in the carrying amount of goodwill for the thirty-nine week period ended July 1, 2006 are as follows:

Goodwill at October 1, 2005	$41,735
Revision of purchase price allocation	(1,230)
Goodwill generated from Acorn and Hound Dog acquisitions	22,196
Currency translation adjustments	558
Goodwill at July 1, 2006	$63,259

The following table reflects the components of intangible assets other than goodwill:

	July 1, 2006	October 1, 2005
Finite lived intangible assets:
Technology (patents)	$1,359	$984
Non-compete agreements	894	887
Customer relationships	11,675	11,317
	13,928	13,188
Accumulated amortization:
Technology (patents)	(536)	(336)
Non-compete agreements	(790)	(493)
Customer relationships	(2,252)	(1,402)
	(3,578)	(2,231)
Net finite lived intangible assets	10,350	10,957
Indefinite lived intangible assets:
Trade names	74,483	70,172
Total Intangibles, net	$84,833	$81,129

The above amounts include identified intangible assets related to the Acorn and Hound Dog acquisitions and are subject to further refinement as discussed in Note 3.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

7.     Inventories

Inventories are as follows:

	July 1, 2006	October 1, 2005
Finished goods	$86,836	$59,671
Work in process	20,035	15,613
Raw materials	31,311	22,908
	138,182	98,192
Less inventory reserves	(7,012)	(7,046)
	$131,170	$91,146

8.     Debt Arrangements

On June 28, 2004, in conjunction with the acquisition of the Predecessor, ATT entered into a $215,000 Senior Secured Credit Facility ($75,000 revolving credit facility and $140,000 Term Loan B) and issued $150,000 of Senior Subordinated Notes in order to finance the acquisition, repay the Predecessor’s outstanding debt and pay related fees and expenses. The Senior Secured Credit Facility is guaranteed by the Company and each of its existing and future direct and indirect subsidiaries, other than any subsidiary that is a ‘‘controlled foreign corporation’’ under Section 957 of the Internal Revenue Code. The Company and each of the other guarantors granted to the senior lenders a first priority (subject to certain customary exceptions) security interest in and liens on all of the respective present and future property and assets to secure all of the obligations under the Senior Secured Credit Facility, and any interest rate swap or similar agreements with a senior lender under the Senior Secured Credit Facility. The Company also guarantees the Senior Subordinated Notes on a senior subordinated basis. This guarantee ranks behind all existing and future senior debt of the Company, including the guarantee of the Senior Secured Credit Facility and the Senior Floating Rate Notes, equal to all future senior subordinated indebtedness and ahead of all future debt that expressly provides that it is subordinated to the guarantee.

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

The Senior Floating Rate Notes, issued at a 0.5% discount, bear interest at a floating rate per annum, reset quarterly, equal to LIBOR plus 4%, which was 9.07% at July 1, 2006. The Senior Floating Rate Notes pay interest quarterly in cash in arrears on January 15, April 15, July 15 and October 15 of each year. The Senior Floating Rate Notes mature on January 15, 2012, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the Indenture. The Company guarantees the Senior Floating Rate Notes.

The Senior Floating Rate Notes are unsecured, unsubordinated obligations of ATT. They are effectively subordinated to all existing and future secured debt, to the extent of the assets securing such debt, including borrowings under the Senior Secured Credit Facility, pari passu with all future senior unsecured indebtedness, senior in right of payment to all existing and future senior subordinated debt, including the Senior Subordinated Notes, and effectively behind all of the existing and future liabilities of ATT’s subsidiaries, including trade payables.

On January 14, 2005, simultaneously with the completion of the offering of the Notes referred to above, ATT entered into an amendment (‘‘Amendment No.1’’) to the terms of the Senior Secured

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

Credit Facility. As amended, availability under the Senior Secured Credit Facility was restricted to the lesser of $75,000 and the borrowing-base amount, which was equal to (a) 85% of the amount of eligible receivables, plus (b) the lower of (i) 55% of the cost or fair market value of eligible inventory and (ii) if an inventory appraisal has been performed, 80% of the orderly liquidation value of Ames True Temper, Inc.'s inventory, plus (c) a percentage of eligible equipment or real property determined by Bank of America, N.A., as administrative agent, and not objected to by the required lenders. On December 1, 2005, the Company entered into Amendment No. 2 to the terms of the Senior Secured Credit Facility, which temporarily changed certain financial covenants for the Company’s fiscal 2006 performance. The Senior Secured Credit Facility was amended and restated on April 7, 2006 as described below.

On July 19, 2005, the Company entered into a $2,700 Term Note, Loan and Security Agreement and Subordination Agreement with a Lender. This note is payable in monthly installments over five years. The interest rate per annum is equal to 2.5% and secured by certain collateral, which was agreed to by the Administrative Agent of the Senior Secured Credit Facility. Under the terms of this note, the Company is required to create 108 jobs at the new manufacturing facility in Pennsylvania within three years of the completion of the facility. The Term Note contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation: nonpayment of principal, interest, fees and failure to perform or observe certain covenants. As of July 1, 2006 the Company was in compliance with these covenants.

On April 7, 2006, in conjunction with the acquisition of Acorn, ATT entered into an amended and restated Senior Secured Credit Agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Acorn, Union, and Ames True Temper Properties, Inc. (‘‘ATTP’’); together with ATT (the ‘‘Borrowers’’), the Company, as guarantor, and each lender from time to time thereto (the ‘‘Credit Agreement’’). The Credit Agreement amends and restates ATT’s existing credit facility with, among others, Bank of America, N.A. Pursuant to the Credit Agreement, the lenders made available a five-year revolving credit facility of up to $130,000 in order to finance the acquisition of Acorn, pay fees and expenses associated with the acquisition, repay outstanding debt and provide for ongoing working capital.

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

The Company has accounted for the interest rate swaps in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, ‘‘SFAS 133’’).  SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities.  SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value.  As of July 1, 2006, the interest rate swaps were recorded as an asset of $4,486. The

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

Company has accounted for the swaps as cash flow hedges and has recorded changes in fair value of $2,781 in accumulated other comprehensive income, net of deferred taxes of $1,705.

Borrowings outstanding under the revolving credit facility as of July 1, 2006 and October 1, 2005 were $73,310 and $0, respectively. The Company had letters of credit outstanding totaling $2,410 and $1,410 as of July 1, 2006 and October 1, 2005, respectively. The total amount available under the revolving credit facility at July 1, 2006 and October 1, 2005 was $54,280 and $73,008, respectively. The interest rate for base rate loans under the revolving credit facility is calculated as the higher of 1) the prevailing Federal Funds rate plus 50 basis points or 2) the administrative agents prime interest rate plus an applicable rate determined by the Company’s consolidated leverage ratio as defined in the Credit Agreement. The interest rate for base rate loans under the revolving credit facility was 9.25% at July 1, 2006.

Total indebtedness is as follows:

	July 1, 2006	October 1, 2005
Senior Secured Credit Facility:
Revolving loan facility, expires 2011	$73,310	$—
Term Note, due 2010	2,232	2,618
Senior Floating Rate Notes, due 2012	150,000	150,000
10% Senior Subordinated Notes, due 2012	150,000	150,000
Total debt	375,542	302,618
Less short-term revolving loan facilities	(73,310)	—
Less unaccreted discount	(590)	(670)
Current portion of long-term debt	(524)	(515)
Long-term debt	$301,118	$301,433

The Credit Agreement and the Senior Subordinated Notes contain various affirmative and negative covenants customary for similar credit facilities (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions (with exceptions) on: liens; debt; loans, acquisitions, joint ventures and other investments; mergers and consolidations, sales, transfers and other dispositions of property or assets; dividends, distributions, redemptions and other restricted payments; changes in the nature of the Company’s business; transactions with affiliates; and prepayment, redemption or repurchase of certain debt. In addition, the Credit Agreement and term note requires that the Company meet certain financial covenants. Capital expenditures are subject to fiscal year limitations of $19,125 in 2006, $16,125 in 2007 and $15,000 thereafter. In the event the Company triggers Cash Dominion as defined in the Credit Agreement, the Company is required to maintain a minimum consolidated EBITDA of $41,000 for any period of four quarters ending on the last day of any fiscal quarter. As of July 1, 2006, the Company was in compliance with all applicable debt covenants.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

9.     Pension and Other Postretirement Benefits

	Pension Benefits		Other Benefits
	Thirteen weeks ended		Thirteen weeks ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Service Cost	$923	$827	$1	$6
Interest Cost	2,009	1,604	39	37
Expected return on plan assets	(2,871)	(2,460)	—	—
Amortization of prior service cost	—	1	—	—
Amortization of unrecognized net loss	128	66	—	—
Net periodic benefit cost	$189	$38	$40	$43

	Pension Benefits		Other Benefits
	Thirty-nine weeks ended		Thirty-nine weeks ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Service Cost	$2,700	$2,486	$2	$18
Interest Cost	5,315	4,818	111	111
Expected return on plan assets	(7,710)	(7,392)	—	—
Amortization of prior service cost	—	3	—	—
Amortization of unrecognized net loss	384	201	—	—
Net periodic benefit cost	$689	$116	$113	$129

Employer Contributions

During the thirteen-week periods ended July 1, 2006 and June 25, 2005, the Company contributed $280 and $22, respectively, to its defined benefit pension plans. During the thirty-nine week periods ended July 1, 2006 and June 25, 2005, the Company contributed $373 and $73, respectively, to its defined benefit pension plans.

During the thirteen-week periods ended July 1, 2006 and June 25, 2005, the Company contributed $34 and $89, respectively, to its post-retirement benefit plan. During the thirty-nine week periods ended July 1, 2006 and June 25, 2005, the Company contributed $119 and $237, respectively, to its post-retirement benefit plans.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

10.    Segment Information

The Company has operations in the United States, Europe and Canada. The following is a summary by geographic region:

	Thirteen weeks ended July 1, 2006		Thirteen weeks ended June 25, 2005
	Net Sales	Earnings Before Income Taxes	Net Sales	Earnings Before Income Taxes
United States	$140,483	$7,190	$126,840	$3,661
Europe	1,973	44	1,879	49
Canada	20,875	2,668	16,061	1,431
Total	$163,331	$9,902	$144,780	$5,141
	Thirty-nine weeks ended July 1, 2006		Thirty-nine weeks ended June 25, 2005
	Net Sales	(Loss) Earnings Before Income Taxes	Net Sales	(Loss) Earnings Before Income Taxes
United States	$324,524	$(673)	$307,478	$(1,980)
Europe	4,927	16	5,086	65
Canada	56,501	7,619	48,068	5,858
Total	$385,952	$6,962	$360,632	$3,943

	Identifiable Assets
	July 1, 2006	October 1, 2005
United States	$430,596	$323,666
Europe	6,489	5,868
Canada	51,543	45,491
Total	$488,628	$375,025

11.    Other Income

On May 15, 2006, the Company entered into a Settlement and Release Agreement (the ‘‘Agreement’’) with Jacuzzi Brands, Inc (‘‘Jacuzzi’’). Under the terms of the Agreement, Jacuzzi paid to the Company $6,165 as settlement payment and dismissed the court actions against all defendants related to the acquisition of the Company by affiliates of Castle Harlan, Inc. In return, the Company agreed to release Jacuzzi from any damages related to any environmental indemnities or wheelbarrow claims. A portion of the settlement payment in the amount of $578 offset the recording of additional environmental liabilities as a result of the release of the environmental indemnities. The remaining balance of the settlement, $5,587, was recorded as other income during the period ended July 1, 2006.

.

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

Overview

Ames True Temper, Inc. (‘‘ATT’’, ‘‘us’’, ‘‘we’’, ‘‘our’’ or the ‘‘Company’’) is a leading North American manufacturer and marketer of non-powered lawn and garden tools and accessories. We offer the following 12 distinct product lines with over 5,300 active SKUs: long handle tools, wheelbarrows, decorative accessories, garden hoses, hose reels, lawn carts, decorative planters, pruning tools, repair handles, snow tools, striking tools and specialty backyard tools. We sell our products primarily in the U.S. and Canada through (1) retail centers, including home centers and mass merchandisers, (2) wholesale chains, including hardware stores and garden centers, and (3) industrial distributors.

In June 2004, affiliates of Castle Harlan, Inc., a New York-based private-equity investment firm, together with certain of our employees, completed the acquisition of our company from Wind Point Partners. In order to acquire our company, CHATT Holdings Inc., ‘‘the buyer’’, and CHATT Holdings LLC, ‘‘the buyer parent’’, were formed. Upon completion of the acquisition, affiliates of Castle Harlan, Inc. (Castle Harlan Partners IV, L.P., or CHP IV, and affiliates) owned approximately 87% of the buyer parent and management owned approximately 13%. In order to finance the acquisition, repay our outstanding debt and pay related fees and expenses:

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

In connection with the Acorn Merger, on April 7, 2006, we entered into an amended and restated senior secured credit agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Acorn, Union, and Ames True Temper Properties, Inc. (‘‘ATTP’’); together with us, Acorn and Union, (the ‘‘Borrowers’’), ATT Holding Co., as guarantor, and each lender from time to time thereto (the ‘‘Credit Agreement’’). The Credit Agreement amended and restated our existing credit facility with, among others, Bank of America, N.A. Pursuant to the Credit Agreement, the lenders made available a five-year revolving credit facility of up to $130.0 million.

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

Results of Operations

Thirteen weeks ended July 1, 2006 compared to thirteen weeks ended June 25, 2005

Net Sales.    Net sales for the thirteen-week period ended July 1, 2006 increased $18.5 million to $163.3 million compared to $144.8 million for the thirteen weeks ended June 25, 2005. Overall net sales increased primarily from the incremental volume associated with the acquisition of Acorn and Hound Dog and increases in sales prices, partially offset by increased customer program expenses.

Gross Profit.    Gross profit for the thirteen weeks ended July 1, 2006 increased $9.1 million to $43.9 million from $34.8 million for the thirteen weeks ended June 25, 2005. This increase was due primarily to additional volume associated with the acquisition of Acorn and Hound Dog, favorable product mix, efficiencies gained at the Company’s new manufacturing plant and decreased steel costs, partially offset by higher resin costs. Gross profit as a percentage of net sales increased to 26.9% from 24.1% during this period.

Selling, General and Administrative (‘‘SG&A’’) Expenses.    SG&A expenses for the thirteen weeks ended July 1, 2006 increased $8.6 million to $30.0 million from $21.4 million for the thirteen weeks ended June 25, 2005. The increase relates primarily to the incremental cost structure associated with Acorn and Hound Dog, provisions for retention costs and increased professional service and compensation expenses.

Amortization of Intangible Assets.    During the thirteen weeks ended July 1, 2006, we recorded $0.4 million in amortization expense, as compared to $0.4 million during the thirteen-week period ended June 25, 2005.

Interest Expense.    Interest expense for the thirteen weeks ended July 1, 2006 increased $1.8 million to $9.4 million from $7.6 million during the thirteen weeks ended June 25, 2005. The increase relates primarily to higher debt balances associated with the Acorn and Hound Dog acquisitions and higher average interest rates.

Income Tax Expense.    Income tax expense for the thirteen weeks ended July 1, 2006 was $2.3 million, or approximately 23.5% of income before taxes. Income tax expense for the thirteen weeks ended June 25, 2005 was $1.5 million or approximately 29.8% of income before taxes. At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis. The tax effect of significant unusual items is reflected in the period in which they occur. The decrease in the effective tax rate was primarily due to the mixture of tax rates for domestic and foreign income and the adjustment of the Company’s state tax liability in conjunction with the completion of certain state tax audits. Deferred income taxes are provided for the future tax consequences attributable to the differences between the carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. As of July 1, 2006 and October 1, 2005, a deferred tax asset valuation allowance was necessary for a portion of our deferred tax assets. We believe that our projections of future taxable income makes it more likely than not that the remainder of our deferred tax assets will be realized. If our projections of future taxable income changes in the future, we may be required to reduce deferred tax assets by a valuation allowance.

Thirty-nine weeks ended July 1, 2006 compared to thirty-nine weeks ended June 25, 2005

Net Sales.    Net sales for the thirty-nine weeks ended July 1, 2006 increased $25.3 million, or 7.0%, to $386.0 million compared to $360.6 million for the thirty-nine weeks ended June 25, 2005. Overall net sales increased primarily from the incremental volume associated with Acorn and Hound Dog, higher snow tool sales volume, and increases in sales prices, partially offset by increased customer program expenses.

Gross Profit.    Gross profit for the thirty-nine weeks ended July 1, 2006 increased $11.4 million to $100.3 million from $89.0 million for the thirty-nine weeks ended June 25, 2005. This increase was due primarily to additional volume associated with the acquisition of Acorn and Hound Dog, increased sales volumes, efficiencies gained at the Company’s new manufacturing plant, favorable product mix and decreased steel costs, partially offset by higher resin costs. Gross profit as a percentage of net sales increased to 26.0% from 24.7% during this period.

Selling, General and Administrative (‘‘SG&A’’) Expenses.    SG&A expenses for the thirty-nine weeks ended July 1, 2006 increased $14.6 million to $73.6 million from $59.0 million for the thirty-nine weeks ended June 25, 2005. The increase relates primarily to the incremental cost structure associated with Acorn and Hound Dog, increased expenses related to store service arrangements (including set up expenses for new distribution), provisions for retention costs and increased professional service and compensation expenses.

Amortization of Intangible Assets.    During the thirty-nine weeks ended July 1, 2006, we recorded $1.3 million in amortization expense, as compared to $1.3 million during the thirty-nine weeks ended June 25, 2005.

Interest Expense.    Interest expense for the thirty-nine weeks ended July 1, 2006 decreased $0.1 million to $24.7 million from $24.8 million during the thirty-nine weeks ended June 25, 2005. The decrease was due to the write off of $4.1 million of debt issuance costs as a result of the refinancing on January 14, 2005, partially offset by higher average interest rates and debt balances as a result of the Acorn and Hound Dog acquisitions.

Income Tax Expense.    Income tax expense for the thirty-nine weeks ended July 1, 2006 was $1.4 million, or approximately 20.7% of income before taxes. Income tax expense for the thirty-nine weeks ended June 25, 2005 was $1.2 million, or approximately 30.7% of income before taxes. At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis. The tax effect of significant unusual items is reflected in the period in which they occur. The decrease in the effective tax rate was primarily due to the mixture of tax rates for domestic and foreign income and the adjustment of the Company’s state tax liability in conjunction with the completion of certain state tax audits. Deferred income taxes are provided for the future tax consequences attributable to the differences between the carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. As of July 1, 2006 and October 1, 2005, a deferred tax asset valuation allowance was necessary for a portion of our deferred tax assets. We believe that our projections of future taxable income makes it more likely than not that the remainder of our deferred tax assets will be realized. If our projections of future taxable income changes in the future, we may be required to reduce deferred tax assets by a valuation allowance.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Subject to our performance, which, if adversely affected, could adversely affect the availability of funds, we expect to be able to meet our liquidity requirements for the foreseeable future through cash provided by operating activities and through borrowings available under our Credit Agreement. We cannot assure you, however, that this will be the case.

Cash Flows

Cash used in operating activities for the thirty-nine weeks ended July 1, 2006 was $27.1 million, compared to cash provided by operating activities of $4.0 million for the thirty-nine weeks ended June 25, 2005. This cash usage in fiscal 2006 as compared to the cash generated in fiscal 2005 is primarily the result of the timing of sales, cash receipts and cash payments as well as increased inventory, which was the result of increased requirements for new distribution of our products. During our first two quarters of the fiscal year, we typically use our available cash and our revolving loan facility to fund our seasonal build of inventory. The third quarter of our fiscal year is generally the peak revenue quarter in which we use available cash and our revolving loan facility to fund accounts receivable.

Cash used in investing activities increased $16.3 million to $21.5 million for the thirty-nine weeks ended July 1, 2006 from $5.2 million for the thirty-nine weeks ended June 25, 2005. This increase was due primarily to the acquisition of Acorn and Hound Dog. Capital expenditures related to the expansion of our new manufacturing facility in Pennsylvania and the upgrade of our enterprise resource planning systems contributed to a higher level of purchases of fixed assets which also contributed to the increase.

Cash provided by financing activities was $31.3 million and $1.4 million for the thirty-nine weeks ended July 1, 2006 and June 25, 2005. The increase was primarily the result of net borrowings under the revolving credit facility to fund the acquisitions of Acorn and Hound Dog. Additionally, during the thirty-nine weeks ended June 25, 2005, we repaid $140.0 million of our Term Loan B under the previous senior secured credit facility through the issuance of the senior floating rate notes on January 14, 2005.

Debt and Other Obligations

Senior Secured Credit Facility Prior to Amendment and Restatement on April 7, 2006

On June 28, 2004, we entered into a $215.0 million senior credit facility with various banks, financial institutions and other lenders. The senior credit facility consisted of a $140.0 million term loan B facility, which would have matured on June 28, 2011, and a $75.0 million revolving credit facility, which would have matured on June 28, 2010. On January 14, 2005, simultaneously with the completion of the offering of the Senior Floating Rate Notes referred to below, we repaid the term loan in full and entered into an amendment (the ‘‘Amendment No. 1’’) to the terms of the senior credit facility.

The interest rates applicable to the senior credit facility prior to the amendment and restatement were the Eurodollar Rate plus the Applicable Rate, or at our option, the Alternate Base Rate plus the Applicable Rate. The ‘‘Alternate Base Rate’’ means the higher of (i) the floating rate of interest announced from time to time by Bank of America N.A as its ‘‘prime rate’’ or (ii) the Federal Funds rate plus 50 basis points per annum. The ‘‘Eurodollar Rate’’ means the rate per annum equal to the rate determined by the administrative agent to be the offered rate that appears on the Telerate Screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars. With respect to the revolving credit facility (including swing line loans), the ‘‘Applicable Rate’’ means (i) until December 28, 2004, 3.00% per annum, in the case of Eurodollar Rate loans, and 2.00% per annum, in the case of Alternate Base Rate advances, and (ii) thereafter, a percentage per annum to be determined in accordance with a pricing grid based on the leverage ratio.

Certain customary fees are payable to the lenders and the agents under the Senior Secured Credit Facility, as amended, including without limitation, a commitment for our revolving credit facility and letter of credit fees. The senior credit facility contains various affirmative and negative covenants customary for similar credit facilities (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions on: liens, loans, acquisitions, mergers, sales, transfers, dividends, distributions, changes in the nature of our business and transactions with affiliates

The senior credit facility, under Amendment No. 1 dated January 14, 2005, required that the Company meet certain financial covenant tests, including without limitation: the maintenance of a minimum Consolidated EBITDA of $41.0 million and the maintenance of a minimum fixed charge coverage ratio (defined as EBITDA less capital expenditures to cash taxes plus cash interest expense plus scheduled principal payments and prepayments plus dividends and distributions on equity) of 1.00:1.00.

Pursuant to Amendment No. 1, availability under the senior credit facility was restricted to the lesser of $75.0 million and the borrowing base amount, which was equal to (a) 85% of the amount of eligible receivables, plus (b) the lower of (i) 55% of the cost or fair market value of eligible inventory and (ii) if an inventory appraisal has been performed, 80% of the orderly liquidation value of our inventory, plus (c) a percentage of eligible equipment or real property determined by Bank of America, N.A., as administrative agent, and not objected to by the required lenders. In addition, the Senior Secured Credit Facility, as amended, required that we meet certain financial covenant tests, including without limitation, the maintenance of minimum EBITDA and minimum fixed charge coverage ratio, as defined by the amended Credit Agreement.

Amendment No. 2, dated December 1, 2005, temporarily reduced the minimum consolidated EBITDA requirement for the four quarters ending December 31, 2005 and April 1, 2006 to $36.0 million and $38.0 million, respectively. Commencing with the four quarters ending July 1, 2006, the minimum consolidated EBITDA was scheduled to resume at the $41.0 million level. This amendment also provided for certain exclusions of capital expenditures and expenses for covenant compliance purposes.

Senior Secured Credit Facility as Amended and Restated on April 7, 2006

On April 7, 2006, we entered into an amended and restated credit agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Acorn, Union, and Ames True Temper Properties, Inc. (‘‘ATTP’’); together with the Company, (the ‘‘Borrowers’’), ATT Holding Co., as guarantor, and each lender from time to time thereto (the ‘‘Credit Agreement’’). The Credit Agreement amends and restates our existing credit facility with, among others, Bank of America, N.A. Pursuant to the Credit Agreement, the lenders made available a five-year revolving credit facility of up to $130.0 million, including a sub-facility for letters of credit in an amount not to exceed $15.0 million and a sub-facility for swing-line loans in an amount not to exceed $15.0 million. The Borrowers' obligations under the credit agreement are guaranteed by ATT Holding Co. The credit facilities will be collateralized by substantially all of our assets, including our domestic subsidiaries, and guaranteed by ATT Holding Co. Future domestic subsidiaries will be required to guarantee the obligations and grant a lien on substantially all of their assets.

The interest rate applicable to the loans under the senior secured credit agreement is either: (1) the ‘‘Eurodollar Rate’’ plus a margin of 1.75% to 2.75% or (2) the ‘‘Base Rate’’ plus a margin of 0.50% to 1.50%. The initial applicable margin for loans based on the Eurodollar Rate will be 2.25%, and the applicable margin for loans based on the Base Rate will be 1.00%. ‘‘Eurodollar Rate’’ is defined as the London interbank offered rate, adjusted for statutory reserve requirements. The ‘‘Base Rate’’ is the higher of: (1) prime rate publicly announced by Bank of America, N.A. or (2) the Federal Funds effective rate plus 0.50%, adjusted for statutory reserve requirements. The applicable margin may under certain limited circumstances be increased slightly, if Bank of America, N.A. cannot otherwise syndicate the credit facility.

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

The terms of the Credit Agreement include various covenants that restrict our ability to, among other things, incur additional liens, incur additional indebtedness and make additional investments. In addition, the Borrowers are prohibited from incurring capital expenditures exceeding $19.125 million in fiscal year 2006, $16.125 million in fiscal year 2007, and $15.0 million in any fiscal year thereafter (subject to the right to carry over the unused portion to the following year). In addition, under certain circumstances the Borrowers will be required to have consolidated EBITDA of at least $41.0 million for each period of four fiscal quarters. The Credit Agreement also includes customary events of default, including, without limitation, payment defaults, cross defaults to other indebtedness and bankruptcy related defaults. As of July 1, 2006, we were in compliance with all of our financial covenants.As of July 1, 2006, we had $73.3 million of borrowings on the revolving portion of our senior credit facility, with $2.4 million of letters of credit outstanding. At July 1, 2006, based on the borrowing base calculation, the revolver limit was $130.0 million, with $54.3 million available under the revolving credit facility.

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

Other Debt

On July 19, 2005, we entered into a $2.7 million Term Note, Loan and Security Agreement and Subordination Agreement with a Lender. This note is payable in monthly installments over five years. The interest rate per annum is equal to 2.5% and secured by certain collateral, which was agreed to by the Administrative Agent of the Senior Secured Credit Facility, as amended and restated. Under the terms of this note, we are required to create 108 jobs at the new manufacturing facility in Pennsylvania within three years of the completion of the facility. The Term Note contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation, nonpayment of principal, interest, fees and failure to perform or observe certain covenants. As of July 1, 2006, we were in compliance with these covenants.

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

The interest rate swaps are accounted for in accordance with Statement of Financial Accounting Standard (‘‘SFAS’’) No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, ‘‘SFAS 133’’).  SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities.  SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value.  As of July 1, 2006, the interest rates swaps were recorded as an asset of $4.5 million. The swaps are accounted for as cash flow hedges; therefore, we have recorded changes in fair value as a component of accumulated other comprehensive income of $2.8 million, net of deferred tax expense of $1.7 million.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,’’ (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating what effect, if any, adoption of FIN 48 will have on our consolidated financial statements.

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

Our primary market risk is interest rate exposure with respect to our floating rate debt. In connection with the offering of the Senior Floating Rate Notes, we entered into two interest rate swaps. These swaps effectively fix the variable interest rate portion of the Senior Floating Rate Notes at notional amounts of $150.0 million for two years beginning January 15, 2006, subsequently amortizing at a rate of $50.0 million per year until the maturity in 2010. The swaps fix the 3 month LIBOR rates at either 4.29% or 4.31% for the duration of the contracts. The interest rate of the Senior Floating Rate Notes at July 1, 2006 was 9.07%, however; the weighted average interest rate was 8.3% based on the hedges in place at that time. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt and Other Obligations — Senior Floating Rate Notes’’ and ‘‘— Interest Rate Swaps.’’ Until the interest rate swaps became effective on January 15, 2006, a 100 basis point change in interest rates would impact us by $0.4 million for one fiscal quarter.

We conduct foreign operations in Canada and Ireland and utilize international suppliers and manufacturers. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of July 1, 2006 to be material.

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

PART II.    OTHER INFORMATION AND SIGNATURE

Item 1.     Legal Proceedings

On August 3, 2004, Jacuzzi Brands, Inc. (‘‘Jacuzzi’’) filed a complaint in the Court of Common Pleas of Cumberland County, Pennsylvania against us, our parent and several Castle Harlan and Wind Point entities. The complaint alleged that, in connection with the acquisition of our parent by affiliates of Castle Harlan, we failed to provide notice to Jacuzzi and to obtain its consent to such acquisition, as allegedly required by the provisions of a leasehold mortgage granted to Jacuzzi on our distribution center in Carlisle, Pennsylvania. The complaint asserted causes of action against us for breach of contract, civil conspiracy and common law fraud. In the complaint, Jacuzzi sought an unspecified amount of damages, that a letter of credit be posted to secure our remaining rental obligations under the lease for the distribution center and other injunctive relief. Upon the filing of the complaint, Jacuzzi moved for a preliminary injunction, which, following a hearing, the court denied by order dated August 23, 2004. We, our parent and the Castle Harlan defendants answered the complaint, and the Wind Point defendants filed preliminary objections seeking to dismiss the claims asserted against them. By order dated December 9, 2004, the court denied Wind Point’s preliminary objections to the complaint. On January 6, 2005, Jacuzzi served interrogatories and document demands upon all the defendants. In February 2005, the defendants responded to these interrogatories and document demands. On May 15, 2006, we entered into a Settlement and Release Agreement (the ‘‘Agreement’’) with Jacuzzi. Under the terms of the Agreement, Jacuzzi paid to us $6.2 million as settlement payment and dismissed the court actions against all defendants related to the acquisition of ATT Holding Co. by affiliates of Castle Harlan, Inc. In return, we agreed to release Jacuzzi from any damages related to any environmental indemnities or wheelbarrow claims. A portion of the settlement payment offset the recording of additional environmental liabilities as a result of the release of the environmental indemnities and the balance was recorded as other income.

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

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.     Exhibits

Exhibit 10.1*	Employment Agreement, dated as of May 15, 2006, among Ames True Temper, Inc. and David M. Nuti
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
Exhibit 32.2*	Certification of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

*	Filed herewith

AMES TRUE TEMPER, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMES TRUE TEMPER, INC.

Date: August 15, 2006	/s/ Richard Dell
Richard Dell
Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Date: August 15, 2006	/s/ David M. Nuti
David M. Nuti Chief Financial Officer (Principal Financial Officer)

AMES TRUE TEMPER, INC.

EXHIBIT INDEX

Exhibit		Description
10	.1*	Employment Agreement, dated as of May 15, 2006, among Ames True Temper, Inc. and David M. Nuti
31	.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith