Form 10-K
period 2006-09-30
Ames True Temper, Inc.
filed 2006-12-22
CIK 1297756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

As of December 22, 2006, the registrant had 1,000 shares of its common stock, $1.00 par value, outstanding.

Documents Incorporated by Reference

None

AMES TRUE TEMPER, INC.

FORM 10-K

YEAR ENDED SEPTEMBER 30, 2006

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

TRADEMARKS AND SERVICE MARKS

We own or have the rights to various trademarks, copyrights and trade names used in our business, including, but not limited to, the following: Ames™, Ames True Temper™, Ceramic Lite™, Classic™, Dynamic Design Garant™, Homeowner, IXL, Jackson™, Kodiak™, Pony™, Site Safe™, Snow Plow True Temper™, Blue Max™, Polylam 4™ and Woodings. We have recently acquired the rights to Razor-Back™, UnionTools™ and Hound Dog™.

In addition, we have a limited license to use the Stanley™ and John Deere™ trademarks. This Form 10-K also includes trade names and trademarks of other companies. Our use or display of other parties’ trade names, trademarks or products is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, the trade name or trademark owners.

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

As part of a restructuring plan, USI decided to divest Predecessor Company II in 2001. Wind Point Partners, a private equity investment firm, in conjunction with Richard Dell, our current president and chief executive officer, and Duane Greenly, our current chief operating officer, purchased Predecessor Company II in January 2002. Under Predecessor Company I, we completed three acquisitions to complement our product portfolio and enhance our sourcing capabilities. In November 2002, we acquired Dynamic Design, a leading supplier of plastic and foam flowerpots, outdoor planters, window boxes, indoor planters and hanging baskets. In May 2003, we acquired Outdoor Inspirations, to enter the garden hose market. In August 2003, we acquired Greenlife, a leading supplier of non-powered lawn and garden tools manufactured in China.

In June 2004, affiliates of Castle Harlan, Inc., a New York-based private-equity investment firm, together with certain of our employees, completed the acquisition of our company. In order to acquire our company, CHATT Holdings, Inc., ‘‘the buyer’’, and CHATT Holdings LLC, ‘‘the buyer-parent’’, were formed. Upon completion of the acquisition, affiliates of Castle Harlan, Inc. owned approximately 87% of the buyer-parent and management owned approximately 13%.

On April 7, 2006, we acquired Acorn Products, Inc. (‘‘Acorn’’), the parent company of UnionTools, Inc., (‘‘Union’’), a business engaged in the manufacture and distribution of non-powered lawn and garden tools. On April 12, 2006, we acquired substantially all of the assets and properties of Hound Dog Products (‘‘Hound Dog’’), Inc., a business that designs, markets and distributes non-powered lawn and garden tools. These businesses were acquired to expand the Company’s product lines.

General

We are a leading North American manufacturer and marketer of non-powered lawn and garden products, including tools and decorative accessories.

We sell our products primarily in the U.S. and Canada through (1) retail centers, including home centers and mass merchandisers, (2) wholesale chains, including hardware stores and garden centers, and (3) industrial distributors. We have a large portfolio of recognized brands that enables us to offer specific branding strategies for key retail customers. We believe that our global manufacturing strategy, based primarily upon a blend of domestic manufacturing and sourced product, makes us cost-competitive while allowing us to provide a high level of customer service.

Our brands are among the most recognized across our primary product categories in the North American non-powered lawn and garden products market. Our brand portfolio includes Ames, True

Temper, Ames True Temper and Stanley (licensed from The Stanley Works), as well as contractor-oriented brands including UnionTools, Razor-Back, Jackson Professional Tools, and John Deere (licensed from Deere & Company). This strong portfolio of brands allows us to build and maintain long-standing relationships with the leading companies that sell our product categories.

Products

Leveraging a strong portfolio of brand names, we manufacture and market one of the broadest product portfolios in the non-powered lawn and garden industry. We currently offer 14 distinct product lines, anchored by two core product categories: long handle tools and wheelbarrows. We believe that, as a result of our high product quality, high level of customer service and strong customer relationships, we have earned market-leading positions in the following six product lines: long handle tools, wheelbarrows, snow tools, striking tools, lawn carts and repair handles.

The following is a brief description of each of our 14 product lines:

•	Long Handle Tools: Our long handle tool product offering consists of shovels, spades, scoops, rakes, hoes, cultivators, weeders, post hole diggers, scrapers, edgers, and forks. We offer numerous types of heads, including plastic, steel or aluminum, and various handles manufactured from wood, engineered polymers or fiberglass. We currently offer over 1,600 SKUs in this category. Long handle tools are marketed under leading brand names including Ames, True Temper, Jackson Professional Tools, UnionTools, Professional Tools, Razor-Back and Garant.

•	Wheelbarrows: We manufacture a full line of wheelbarrows, primarily under the True Temper, Jackson, Professional Tools, UnionTools and Garant brand names. We offer both plastic and steel wheelbarrows at a full range of price points for a multitude of tasks.

•	Planters: With our acquisition of Dynamic Design, we became a supplier of plastic and foam flower pots, outdoor planters, window boxes, indoor planters and hanging baskets. We source most of our planters’ line from third party manufacturing facilities both domestically and abroad. All of our planters are sold under the Dynamic Design brand. Recently, for both indoor and outdoor use, we introduced the Ceramic-Lite series of polyurethane-molded planters and urns designed to look like glazed and polished ceramic pots. We also added a new line of fiberglass planters in 2005. In 2006, we introduced a new line of proprietary plastic planters with a unique painted finish in trend leading colors.

•	Hose Reels: We market rotating, portable, freestanding and swivel hose reels for the home gardener and industrial end user. Hose reels are designed to keep hoses from getting tangled, while providing compact storage of hoses when not in use. Our hose reels are available in portable, wheeled and wall-mount versions. We also offer a line of patio and deck hose reels. We market our hose reels under the Ames and Jackson Professional Tools brand names.

•	Snow Tools: We manufacture and distribute numerous types of snow tools, including shovels, pushers, roof rakes, sled scoops, and ice scrapers, with plastic, steel and aluminum heads. We recently introduced our new Snow Plow which clears snow significantly faster than traditional shovels and is designed to remove snow without heavy lifting, which is appealing to many older consumers. We market these products under the Ames, Garant, True Temper, UnionTools and Jackson Professional Tools brand names.

•	Striking Tools: We offer a wide range of striking tools, including axes, picks, mallets, mauls, wood splitters and sledgehammers. These products are marketed under the True Temper, Jackson Professional Tools, UnionTools, Garant and Woodings brand names.

•	Decorative Accessories: We offer a wide variety of plastic accessories, including edging, fencing, splash blocks and trellises marketed under the Ames brand.

•	Lawn Carts: Lawn carts typically are used for transporting everything from plants and mulches to garden debris, sticks and rocks. Lawn carts have molded-in tool holders for ease of carrying tools. Their flat bottom design is useful for carrying plants and easy dumping. Our lawn carts are marketed under the Ames brand.

•	Pruning Tools: We offer a broad line of pruning tools, including grass, pruning, lopping, hedge and pole pruning tools, as well as a variety of trimming saws and cutting tools.

•	Repair Handles: We manufacture an extensive line of repair handles for lawn and garden tools, such as long handle tools, snow tools and striking tools. Our repair handles are marketed under our Garant and IXL brand names.

•	Garden Hoses: We supply light, medium and heavy-duty garden hoses. Our hoses are marketed under the Ames and Jackson Professional Tools brand names.

•	Hound Dog: We offer a wide variety of innovative tools uniquely designed to resolve homeowners’ specific lawn & garden care problems. Hound Dog tools accomplish specific tasks more easily and effectively than traditional approaches. Most importantly, the tools are used from a standing position, which makes yard work easier on a person’s back and knees.

•	Brooms: We supply a line of brooms that are typically used in the industrial, utility, and commercial settings. They can be used on rough, unimproved, and smooth surfaces. They generally have poly bristles and may be shipped assembled or unassembled. We market these under the UnionTools brand.

•	Specialty Tools: We offer a extensive line of specialty lawn and garden tools targeted at garden enthusiast and commercial landscapers that include (1) Hand Tools such as trowels, transplanters, cultivators, weeders, and bulb planters, and (2) Long Handle Tools such as thatch rakes, ditch bank blades, bush hooks, brush cutters, sod lifters, weeders, weed cutters, grass whips, grass hooks, corn knives and fruit pickers.

In addition to the brands listed above, we also utilize unbranded products to capture the opening price point at major retailers or to satisfy the entire product offering of a customer. While this category historically has not generated significant revenues, it is an important part of establishing our step-up strategy. As an example, we use opening price point products for our long handle tools to strengthen the position of that category’s ‘‘good’’, ‘‘better’’ and ‘‘best’’ product lines.

Customers

We sell our products through (1) retail centers, including home centers and mass merchandisers, such as Home Depot, Lowe’s, Wal-Mart, Sears and Tractor Supply Company (2) wholesale chains, including hardware stores and garden centers, such as Ace, Do-It-Best, Orgill, Mid State and True Value and (3) industrial distributors, such as Grainger and McMaster Carr.

Product Development

Our product development efforts focus on new products and product line extensions. We develop products through our in-house engineering staff and through our relationships with a number of outside product engineering and design firms. In addition, starting in 2002, we established ‘‘core teams’’ to introduce new products more quickly and cost effectively. The core teams, headed by each product category’s marketing director, consist of eight members, one from each functional department. These core teams are empowered to execute the respective category’s strategic plan.

Examples of recent new product initiatives include a line of planters that weigh substantially less than traditional ceramics and are shatter and crack resistant, our retractable hose reel, which won Popular Mechanic’s 2004 Editors Choice Award, and a line of GardenScapes tools that cater to women and older consumers. These tools are smaller, lighter and easier to use than full-sized tools but still retain the strength and durability specifications of their full-sized counterparts.

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

Raw Materials and Suppliers

The primary raw material inputs for our products include resin (primarily polypropylene and high density polyethylene), wood (mainly ash, hickory and poplar logs) and steel (hot rolled and cold rolled). In addition, we purchase some key materials and components, such as metal fork components, wheelbarrow tires, shovel heads and fiberglass handles; however, we complete most of the final assembly internally in order to better ensure consistent quality for our customers. During fiscal 2006, one supplier accounted for approximately 10% of our total material purchases. We do not believe that our purchases from this one supplier subject us to significant risks of shortages and interruptions. If this supplier failed to meet our needs, we believe that other sources of product would be readily available. We had no supplier provide more than 10% of our raw materials or components.

Competition

The non-powered lawn and garden industry is highly competitive and fragmented. Most of our competitors consist of small privately held companies focusing on a single product category. Some of our competitors include Fiskars and Truper in long handle tools, Suncast in hose reels and decorative accessories and Colorite/Swan in garden hoses. In addition, we face competition from imported or sourced products from China, India and other low-cost producing countries, particularly in wheelbarrows, striking tools and pruning tools. We believe the principal factors by which we compete are quality, performance, price, brand strength, reliability and customer service, with the relative importance of each factor varying by product line. Additionally, our four Chinese joint ventures enable us to compete with products from these low-cost producing countries.

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

Distribution

We operate five distribution centers and outsource an additional center. The largest distribution center is a 1.2 million square foot distribution center in Carlisle, Pennsylvania. Finished goods from our manufacturing sites are transported to this facility by our internal fleet, which allows us to consolidate customer orders in different product areas and provide freight savings to our customers. Additionally, some light assembly is performed at this location.

We also maintain distribution centers in Nevada, Kentucky, Canada and Ireland. We also utilize a third-party distribution center in Miraloma, CA for our sourced planters. The Nevada facility provides light assembly operations enabling us to provide faster turnaround for our West Coast customers. This facility also operates four injection-molding machines to reduce some of the costs associated with transporting high cube products. Our company-wide computer network utilizes software that enables us to more efficiently manage orders, quickly replenish our customers’ inventory and provide our customers with strong logistics support.

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

Fujian Greenlife Tools of Garden Co., Ltd. Joint Venture

This joint venture, owned by Fujian Huakun Implement Company Limited (Fujian) (13%), Fuzhou Huatian Auto Accessories Company Limited (25%), Dick Liao (37%) and our company (25%), manufactures poly rakes, steel rakes, cutting tools and car components. Fujian is responsible for the development, engineering and production of products, while we are responsible for exporting products of the joint venture. The term of the joint venture agreement is 10 years and it was entered into during 2002. The joint venture can be terminated by mutual agreement of the joint venture parties.

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

Employees

As of September 30, 2006, we had approximately 2,048 full-time employees worldwide. Most of these employees work in manufacturing and distribution for the U.S. market. At certain times of the year, we augment our workforce with temporary workers to accommodate seasonal increases in business activity. Approximately 282 of our U.S. employees are represented by the following:

1)	United Brotherhood of Carpenters and Joiners of America (UBCJ),; contract expires October, 2007,

2)	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union; contract expires October, 2009,

3)	International Brotherhood of Boilermakers, Iron Ship Builders, Blacksmiths, Forgers and Helpers; contract expires June, 2007,

4)	International Association of Machinists and Aerospace Workers, Local Lodge No. 2306, District 28; contract underwent bargaining and an agreement was reached on November 10, 2006. The plant is scheduled to close December 2006, and

5)	International Brotherhood of Teamsters (IBT); contract expires April, 2008.

In addition, 248 employees in our Canadian facility are represented by the Trade Union Advisory Committee. The collective bargaining agreement affecting these employees is in place until October, 2009. Thirty-one of our approximately 53 employees in Ireland are covered by one labor agreement and participate in a national wage plan. We believe that our relations with our employees are generally good.

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

There are eight sites where we currently are engaged in site investigation or active remediation, which arise out of historical facility operations prior to our operations or ownership. Prior to entering into a Settlement and Release Agreement with Jacuzzi Brands, Inc. on May 15, 2006 as noted in Item 3, we were entitled to indemnification by the former owners for 100% of costs for remediation efforts arising out of certain environmental conditions that were known at the time of closing and 80% of costs for remediation efforts for certain other known items. We were also entitled to indemnification for costs of remediation efforts arising out of certain environmental conditions that were unknown at the time of closing, subject to a sliding scale cost allocation scheme. Upon executing the Settlement and Release Agreement, the Company assumed all environmental liabilities as a result of the release of the environmental indemnities. A portion of the settlement payment offset the recording of additional environmental liabilities. The Company continues to carry environmental insurance. While we do not expect to incur significant costs associated with these projects, there can be no assurance that all such costs will be covered by insurance. We could be subject to claims brought pursuant to applicable laws, ordinances and regulations for property damage or personal injury resulting from the environmental impacts of our operations. Increasingly stringent environmental requirements, more aggressive enforcement actions, the discovery of unknown conditions or the bringing of future claims may cause our expenditures for environmental, health and safety matters to increase, and we may incur material costs associated with such matters.

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

Our two largest customers accounted for 50% (32% and 18%) of our net sales for fiscal 2006 and approximately 49% of our net accounts receivable as of September 30, 2006. Our ten largest customers accounted for 63% of our total net sales during fiscal 2006. The loss of, or reduction in orders from, any of these customers could have a material adverse effect on our business and our financial results, as could customer disputes regarding shipments, fees, brand use and positioning, merchandise condition or related matters. Our business also may be negatively affected by changes in the policies of our significant retail customers, such as return policies or reductions in shelf space allocation to us.

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

We rely on a limited number of domestic and foreign companies, including our joint venture partners, to supply components and manufacture certain of our products. The percentage of our products, based on net sales, that we source has increased from 2% in fiscal 2002 to over 40% in fiscal 2006. We expect that this percentage will continue to increase in the future. Reliance on third party suppliers and manufacturers may reduce our control over the timing of deliveries and quality of products. Reduced product quality or failure to deliver products quickly may jeopardize our relationships with certain of our key customers. In addition, increased reliance on third party suppliers or manufacturers may result in failure to meet our customer demands, should any of these parties fail to manufacture sufficient supply, go out of business or discontinue a particular component. In such event, we may not be able to find alternative suppliers in a timely manner, if at all. Such events could impact our ability to fill orders, which would have a material adverse effect on our customer relationships.

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

Furthermore, a substantial portion of our pruning tools, as well as all of our foam planters, are manufactured in China and must be shipped into the U.S. When they enter the U.S., these products may be subject to import quotas, import duties and other restrictions. Any inability to import these products into the U.S. and any tariffs we may be required to pay with respect to these products may have a material adverse result on our business and results of operations.

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

Our suppliers primarily provide resin, wood (mainly ash and hickory logs) and steel. During fiscal 2006, we purchased approximately 10% of our total materials from one supplier, no single supplier provides more than 10% of our raw materials or components. We cannot assure you that we will not experience shortages of raw materials or components for our products or be forced to seek alternative sources of supply. If temporary shortages due to disruptions in supply caused by weather, transportation, production delays or other factors require us to secure our raw materials from sources other than our current suppliers, we may not be able to do so on terms as favorable as our current terms or at all. In addition, material increases in the cost of any of these items on an industry-wide basis could have an adverse impact on our operating performance and cash flows if we are unable to pass on these increased costs to our customers, which could have a material adverse effect on our business and financial results. We currently do not engage in hedging or other financial risk management strategies with respect to potential price fluctuations in the cost of raw materials.

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

We license from The Stanley Works the name Stanley for certain products. This license agreement renews automatically for successive one-year periods unless either party gives one year notice of termination. Currently, the agreement expires on December 31, 2007. We use the Stanley brand exclusively for sales of garden tools to Wal-Mart. As a result, our failure to renew the license agreement on acceptable terms or replace the volume with another brand of the Company, could have a material adverse effect on our sales to Wal-Mart and, as a result, on our business and financial results.

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

Because our lawn and garden products are used primarily in the spring and summer, our business is highly seasonal. In fiscal 2006, 62% of our sales occurred during our second and third fiscal quarters. A majority of our operating income and cash flow is generated in this period. Our working capital needs and our borrowings generally peak near the end of our second fiscal quarter because we are generating lower sales while incurring expenses in preparation for the spring selling season. If cash on hand and borrowings under our senior credit facility are ever insufficient to meet our seasonal needs or if cash flow generated during the spring and summer is insufficient to repay our borrowings on a timely basis, this seasonality could have a material adverse effect on our business, results of operations, financial condition, cash flow and our ability to service our indebtedness.

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

Prior to entering into a Settlement and Release Agreement with Jacuzzi Brands, Inc. on May 15, 2006 as noted in Item 3, we were entitled to indemnification by the former owners for 100% of costs for remediation efforts arising out of certain environmental conditions that were known at the time of closing and 80% of costs for remediation efforts for certain other known items. We were also entitled to indemnification for costs of remediation efforts arising out of certain environmental conditions that were unknown at the time of closing, subject to a sliding scale cost allocation scheme. Upon executing the Settlement and Release Agreement, the Company assumed all environmental liabilities as a result of the release of the environmental indemnities. A portion of the settlement payment offset the recording of additional environmental liabilities. The Company continues to carry environmental insurance. While we do not expect to incur significant costs associated with these projects, there can be no assurance that all such costs will be covered by insurance.

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

We employ approximately 1,952 people on a full-time basis, approximately 29% of whom are covered by collective bargaining or similar labor agreements. We currently are a party to seven such agreements. If our unionized employees were to engage in a strike or other work stoppage, or if we are unable to negotiate acceptable extensions of our agreements with labor unions resulting in a strike or other work stoppage by the affected workers, we could experience a significant disruption of operations and increased operating costs. In addition, any renegotiation or renewal of labor agreements could result in higher wages or benefits paid to unionized employees, which could increase our operating costs and could have a material adverse effect on our profitability.

Item 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

We currently operate 12 manufacturing facilities and 14 wood mills. At our manufacturing facilities, we perform various value added processes for our products, including assembly, forging, forming, injection molding, painting, stamping, treating, turning and welding. Through our Chinese joint venture partners, we have access to four manufacturing facilities in China. Our executive headquarters are located in Camp Hill, Pennsylvania.

In fiscal 2006, we paid an aggregate of approximately $7.9 million for rent on all our leased properties and our projected rent for fiscal 2007 is substantially the same. Our leased facilities vary in term, generally lasting up to 16 years. Several of the leases also contain renewal provisions. We believe our current facilities are generally well maintained and provide adequate production and distribution capacity for future operations. We may, during peak seasons, enter into short-term leases to provide overflow storage facilities. Additionally, we have several small satellite offices to support our sales force throughout the U.S.

The following table sets forth certain information concerning our current operating facilities and those of our joint venture partners:

Location	Approximate Square Footage	Owned/Leased	Use
Manufacturing/Distribution
Bernie, MO	170,000	Owned	Manufacturing
Byesville, OH	46,000	Owned	Manufacturing
Camp Hill, PA	380,000	Leased	Manufacturing, Executive Offices
Carlisle, PA	1,217,000	Leased	Manufacturing, Distribution
Cork, Ireland	83,000	Owned	Manufacturing, Distribution
Falls City, NE	82,000	Owned	Manufacturing
Frankfort, NY	289,800	Owned	Manufacturing
Harrisburg, PA	264,000	Owned	Manufacturing
Lewistown, PA	124,400	Leased	Manufacturing
Louisville, KY	302,500	Leased	Manufacturing, Distribution
Reno, NV	231,000	Leased	Manufacturing, Distribution
St. Francois, Quebec	353,000	Owned	Manufacturing, Distribution
Wood Mills
Campaign, TN	10,000	Owned	Wood Processing
Delaware, OH	51,100	Owned	Wood Processing
Dexter City, OH	12,600	Owned	Wood Processing
Frankfort, NY	13,500	Owned	Wood Processing
Huntington, IN	7,600	Owned	Wood Processing
Lebanon, KY	13,500	Owned	Wood Processing
North Vernon, IN	17,680	Owned	Wood Processing
Palmyra, ME	15,000	Owned	Wood Processing
Pine Valley, NY	15,750	Owned	Wood Processing
Princeton, KY	10,000	Owned	Wood Processing
Unadilla, NY	13,000	Owned	Wood Processing
Union City, PA	70,000	Owned	Wood Processing
Wallingford, VT	93,000	Owned	Wood Processing
Woodstock, New Brunswick	7,800	Owned	Wood Processing
Administrative
Columbus, OH	40,000	Leased	Administrative Offices
Joint Ventures
Chengde, China	120,000	—	Manufacturing, Distribution
Dalian, China	86,000	—	Manufacturing, Distribution
Fuzhou, China	180,000	—	Manufacturing, Distribution
Dalian, China	184,000	—	Manufacturing, Distribution

During fiscal 2007, we plan to close the administrative office in Columbus, OH, wood mills in Frankfort, NY and Delaware, OH as well as the manufacturing facility in Frankfort, NY.

Item 3.    LEGAL PROCEEDINGS

On August 3, 2004, Jacuzzi Brands, Inc. (‘‘Jacuzzi’’) filed a complaint in the Court of Common Pleas of Cumberland County, Pennsylvania against us, our parent and several Castle Harlan and Wind Point entities. The complaint alleged that, in connection with the acquisition of our parent by affiliates of Castle Harlan, we failed to provide notice to Jacuzzi and to obtain its consent to such acquisition, as allegedly required by the provisions of a leasehold mortgage granted to Jacuzzi on our distribution center in Carlisle, Pennsylvania. The complaint asserted causes of action against us for breach of contract, civil conspiracy and common law fraud. In the complaint, Jacuzzi sought an unspecified amount of damages, that a letter of credit should be posted to secure our remaining rental obligations under the lease for the distribution center and other injunctive relief. Upon the filing of the complaint, Jacuzzi moved for preliminary injunction, which, following a hearing, the court denied by order dated August 23, 2004.

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

During December 2004, a customer of Union’s was named in litigation that involved the company’s products. The complaint asserted causes of action against the defendant for improper advertisement to the consumer. The allegation suggests that advertisements lead the consumer to believe that the hand tools sold were manufactured in the boundaries of the United States. The allegation asserts cause of action against the customer for common law fraud. In the event that courts would deem a judgment against our customer, there is a possibility that the customer would seek legal recourse for a unspecified amount in contributory damages.

From approximately 1993 through 1999, we manufactured and sold 647,000 wheelbarrows with poly wheel hubs. Various claims were submitted, and lawsuits filed, to recover for injuries sustained while inflating tires on these wheelbarrows. In 2002, we participated in a voluntary ‘‘fast track’’ recall of these wheelbarrows with the Consumer Product Safety Commission. We again voluntarily recalled these wheelbarrows in June 2004 in cooperation with the Consumer Product Safety Commission. However, less than 1% of the total products sold were returned, leaving an unknown number in service. To date, we have responded to 31 claims involving this product. All open claims have been resolved. We are currently named as a defendant in one wheelbarrow claim. Although we believe that we have sufficient insurance coverage in place to cover these claims, a successful claim may exceed the limits of our coverage.

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

The selected consolidated financial data below should be read in conjunction with Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and Item 8, ‘‘Financial Statements’’ and the related notes included in this Form 10-K.

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

The selected consolidated financial data presented below for the period ended January 13, 2002 have been derived from Predecessor Company II’s audited combined financial statements for the period ended January 13, 2002 that are not included in this Form 10-K. The selected consolidated financial data presented below for the period ended September 28, 2002 (which is not included in this Form 10-K), the fiscal year ended September 27, 2003 and the period ended June 27, 2004 of our parent, under Predecessor Company I have been derived from our parent’s audited consolidated financial statements, while under control of Predecessor Company I. The selected consolidated financial data presented below for the period ended September 25, 2004, fiscal year ended October 1, 2005 and fiscal year ended September 30, 2006 have been derived from our parent’s audited consolidated financial statements. Our parent’s historical results included below and elsewhere in this Form 10-K are not necessarily indicative of our parent’s future performance.

	Predecessor Company II		Predecessor Company I
	Period Ended	Period Ended	Fiscal Year Ended	Period Ended	Period Ended	Fiscal Year Ended	Fiscal Year Ended
	January 13,	September 28,	September 27,	June 27,	September 25,	October 1,	September 30,
	2002	2002	2003	2004	2004	2005	2006
Income Statement Data:
Net sales	$75,600	$279,354	$407,426	$355,443	$83,044	$450,604	$483,601
Cost of goods sold	58,200	223,414	294,487	256,248	73,009	344,544	355,617
Gross profit	17,400	55,940	112,939	99,195	10,035	106,060	127,984
Selling, general and administrative expenses	19,100	46,462	72,262	54,022	16,565	77,319	96,593
Amortization of intangible assets	—	—	3,508	3,303	477	1,754	1,836
Other operating expenses (income)	—	—	797	799	(12)	122,701	6,007
Operating (loss) income	(1,700)	9,478	36,372	41,071	(6,995)	(95,714)	23,548
Interest expense	2,300	7,000	10,377	7,563	5,899	32,527	33,781
Other (income) expense	(2,400)	(131)	(1,065)	199	(36)	(86)	(5,656)
(Loss) income before income taxes	(1,600)	2,609	27,060	33,309	(12,858)	(128,155)	(4,577)
Income taxes expense (benefit)	1,200	1,050	10,495	13,928	(5,038)	(2,955)	—
Net (loss) income	$(2,800)	$1,559	$16,565	$19,381	$(7,820)	$(125,200)	$(4,577)
Other Data:
Cash flows provided by (used in):
Operating activities	$2,100	$70,935	$7,205	$(14,290)	$20,842	$30,391	($15,752)
Investing activities	(2,000)	(169,859)	(44,561)	640	(307,991)	(11,410)	65,141
Financing activities	500	131,548	5,705	12,649	288,030	861	64,674
Depreciation and amortization	900	3,000	10,993	9,256	3,103	12,031	12,143
Capital expenditures	2,000	4,647	7,053	4,219	1,624	11,600	15,797
Ratio of earnings to fixed Charges (1)	—	—	1.6x	2.1x	—	—	—
Balance Sheet Data (at end of period):
Cash and cash equivalents	$3,200	$32,593	$1,688	$903	$1,250	$21,394	$5,638
Working capital (2)	119,800	63,327	92,718	133,612	107,593	88,731	147,703
Total assets	286,100	191,154	228,081	279,911	483,237	375,025	458,321
Total debt	126,300	74,894	78,488	91,343	296,300	301,948	368,148
Shareholders’ equity (deficit)	80,800	62,202	84,173	103,718	91,389	(36,654)	(30,727)

(1)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes plus fixed charges. Fixed charges consist of interest (expensed and capitalized) on all indebtedness, plus preferred stock dividends and a proportion of rental expenses deemed to be representative of the interest factor. The earnings were deficient to meet fixed charges by $1.6 million, $4.2 million, $15.5 million, $136.2 million and $ 20.3 million in the periods ended January 13, 2002, September 28, 2002, September 25, 2004, the fiscal year ended October 1, 2005, and the fiscal year ended September 30, 2006, respectively. See Item 7 ‘‘Management Discussion and Analysis of Financial Condition and Results of Operations’’ for a discussion of the purchase accounting items and commodity costs that caused a deficiency for the period ended September 30, 2006.

(2)	Working capital is defined as current assets, excluding cash and cash equivalents, less current liabilities, excluding short-term borrowings and current portion of long-term debt.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Ames True Temper is a leading North American manufacturer and marketer of non-powered lawn and garden tools and accessories. We offer the following 14 distinct product lines with over 4,800 active SKUs: long handle tools, wheelbarrows, planters, hose reels, snow tools, striking tools, decorative accessories, lawn carts, pruning tools, repair handles, garden hoses, Hound Dog, brooms, and specialty tools. We sell our products primarily in the U.S. and Canada through (1) retail centers, including home centers and mass merchandisers, (2) wholesale chains, including hardware stores and garden centers, and (3) industrial distributors.

Predecessor and Successor Periods

Financial statements for periods prior to June 28, 2004 are referred to as the financial statements of Predecessor Company I. Financial statements for periods subsequent to June 27, 2004 are referred to as the financial statements of the Company. For comparison purposes, we have presented the financial information and results of operations for fiscal 2004 on a combined basis, consisting of the Predecessor Company I’s audited financial results of operations for the period from September 28, 2003 through June 27, 2004 and the Company’s audited financial results of operations for the period from June 28, 2004 through September 25, 2004. We have determined that this presentation is more meaningful than disclosing these periods separately, as the combined amounts represent a 52-week period that is comparable to our other fiscal years presented.

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

In connection with the acquisition of Predecessor Company I, the Company reevaluated the restructuring reserves previously set up by Predecessor Company I. These restructuring reserves were originally established to reduce total workforce and close certain facilities. The Company, as of the date of acquisition of Predecessor Company I, began to assess and formulate an exit and restructuring plan that included additional reductions of workforce, facility closures and changes in business strategies. At June 28, 2004 the Company recorded a liability of $4.8 million related to the reductions of workforce and facility closures and $4.8 million related to changes in business strategies for a product line. These plans also resulted in a $6.8 million decrease to the beginning balance of the pension asset for the period ended September 25, 2004. Adjustments were made to these reserves as the cost estimates were refined and finalized. At September 30, 2006, the restructuring reserves were $3.5 million. The Company expects to complete these plans in the next one to two years.

At date of acquisition of Acorn Products, Inc., the Company recorded a reserve of $1.5 million related to the reductions in workforce and a facility consolidation plan. During fiscal 2006, the Company revised and refined these restructuring reserves, as additional information was available. At September 30, 2006 the restructuring reserve was $1.2 million. The Company expects to complete these plans in the next one to two years.

Business Unit Acquisitions

During fiscal 2003, we acquired three separate businesses: Dynamic Design, Greenlife and Outdoor Inspirations. Dynamic Design and Outdoor Inspirations added new product lines to our portfolio, adding planters and garden hoses, respectively. The acquisition of Greenlife added significant access to low cost manufacturing facilities in China through three separate joint ventures in which Greenlife was a partner. This acquisition has helped us to increase our sourcing of product from 2% in fiscal 2001 to over 40% in fiscal 2006, based on net sales. During fiscal 2006, we acquired substainally all the assets and properties of Hound Dog Products, Inc. in order to add this product line to our portfolio. During fiscal 2006, we acquired the stock of Acorn in order to expand our existing product line portfolio.

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

Seasonality

Our revenue stream is seasonal. In fiscal 2006, 61% of net sales were recorded in the second and third quarter. Weather plays a part in the amount and timing of our sales. For example, during the winter season, lack of snow or lower than average snowfall may result in reduced sales of certain of our products, such as snow shovels and other tools. During the spring and summer season, unseasonably cool or warm temperatures, water shortages or floods may reduce or impact the timing of sales.

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

The purchase price payable by the buyer for the equity of our parent was subject to the following adjustments:

•	an upward adjustment based on our parent’s consolidated cash-on-hand as of June 28, 2004;

•	an upward or downward adjustment based on the estimated amount by which our parent’s consolidated working capital as of June 28, 2004 deviated from $100.5 million;

•	a downward adjustment of approximately $14.0 million, reflecting the estimated value of our management’s equity investment discussed more fully below in ‘‘—Rollover of Equity; Management Equity Investment.’’

In accordance with the stock purchase agreement, ten business days prior to the anticipated closing of the acquisition, the sellers provided the buyer with an estimate of the working capital adjustment that would be made to the purchase price on June 28, 2004. Based on that estimate, an additional $19.3 million was added to the purchase price. A final purchase price adjustment payment of approximately $7.3 million, reflecting the buyer’s review of the actual deviation of our parent’s consolidated working capital as of June 28, 2004 from $100.5 million, was made by buyer to Wind Point Investors V, L.P., as representative of the sellers, in September 2004. A portion of this adjustment was funded through additional borrowings under the revolving portion of our senior credit facility. Three additional amounts totalling $1.3 million have been paid in fiscal 2006 relating to certain tax benefits that were required to be remitted to the seller.

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

On June 28, 2004, the buyer deposited $7.0 million of the closing purchase price with a third party escrow agent to secure the sellers’ indemnification obligations and certain other contingent payment obligations of the sellers under the stock purchase agreement. The escrow agreement expires and the funds remaining in escrow, if any, will be distributed to the sellers on February 28, 2006, except that if any dispute between the buyer and the sellers’ representative, acting as representative for all sellers, exists on that date as to any claim of the buyer to any escrowed funds, the amount in dispute will continue to be held in escrow until the dispute is resolved either by agreement of the buyer and sellers’ representative or by a final, non-appealable order of a court of competent jurisdiction. At September 30, 2006, $0.6 million remained in the escrow account and was subsequently paid to the seller in November 2006.

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

Acquisitions Made by the Company

On April 7, 2006, we acquired Acorn, the parent company of Union, a business engaged in the manufacture and distribution of non-powered lawn and garden tools, pursuant to an Agreement and Plan of Merger (the ‘‘Acorn Merger Agreement’’) among us, Acorn and ATTUT Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of ours (‘‘Merger Sub’’). Pursuant to the Acorn Merger Agreement, we acquired all of the issued and outstanding capital stock of Acorn through the merger of Merger Sub with and into Acorn, with Acorn surviving as a wholly-owned subsidiary of ours (the ‘‘Acorn Merger’’). The Acorn Merger was consummated simultaneously with the execution of the Acorn Merger Agreement. The aggregate cash consideration paid by us on the day of the transaction was $46.4 million.

On April 12, 2006, HD Acquisition Corp. (‘‘HDAC’’), a wholly-owned subsidiary of ours, completed the acquisition of substantially all of the assets and property of Hound Dog, a business that designs, markets and distributes non-powered lawn and garden tools. The transaction was consummated simultaneously with the execution of an Asset Purchase Agreement (the ‘‘Asset Purchase Agreement’’) among HDAC, Hound Dog and the shareholders of Hound Dog. The cash consideration paid by HDAC on the day of the transaction was $5.2 million.

These businesses were acquired to expand the Company’s product lines. The operating results of the acquired companies have been included in the accompanying consolidated statements of operations from the respective dates of acquisition. Prior to the end of our fiscal year, Acorn, Union and HDAC were merged into Ames True Temper.

Results of Operations

The following table presents the major components of our statement of operations together with each component’s percentage of net sales for fiscal 2004, fiscal 2005, and fiscal 2006:

	Combined 52 Weeks Ended September 25, 2004		Fiscal Year Ended October 1, 2005		Fiscal Year Ended September 30, 2006
	(unaudited)		(53 weeks)		(52 weeks)
	(dollars in millions)
Net sales	$438.5	100.0%	$450.6	100.0%	$483.6	100.0%
Cost of goods sold	329.3	75.1%	344.5	76.5%	355.6	73.5%
Gross profit	109.2	24.9%	106.1	23.5%	128.0	26.5%
Selling, general, and administrative expenses	70.5	16.1%	77.3	17.2%	96.2	19.9%
Special charges	0.8	0.2%	—	0.0%	—	—%
Amortization of intangible assets	3.8	0.9%	1.8	0.4%	1.9	0.4%
Impairment charges	—	0.0%	122.7	27.2%	6.4	1.3%
Operating income (loss)	34.1	7.7%	(95.7)	-21.2%	23.5	4.9%
Interest expense	13.4	3.1%	32.5	7.2%	33.8	7.0%
Other expense (income)	0.2	—%	(0.1)	—%	(5.7)	-1.2%
Income before taxes	20.5	4.6%	(128.2)	-28.4%	(4.6)	-0.9%
Income tax expense (benefit)	8.9	2.0%	(2.9)	-0.6%	—	—%
Net income (loss)	$11.6	2.6%	(125.2)	-27.8%	(4.6)	-0.9%

Fiscal 2006 (52 Weeks) Compared to Fiscal 2005 (53 Weeks)

Net Sales.    Net sales for the fifty-two week period ended September 30, 2006 increased $33.0 million, or 7.3%, to $483.6 million compared to $450.6 million for the fifty-three weeks ended October 1, 2005. Overall net sales increased primarily due to the acquisition of UnionTools and Hound Dog, which contributed additional net revenues of $30.8 and $3.8 respectively. The increase was partially offset by an extra week of sales in the prior year.

Gross Profit.    Gross profit for the fifty-two weeks ended September 30, 2006 increased $22.0 million to $128.0 million from $106.0 million for the fifty-three weeks ended October 1, 2005. Gross profit as a percentage of net sales increased to 26.5% from 23.5% during this period. This increase was primarily due to a favorable product mix and increase in price on several of our product lines.

Selling, General and Administrative (‘‘SG&A’’) Expenses.    SG&A expenses for the fifty-two weeks ended September 30, 2006 increased $18.9 million to $96.2 million from $77.3 million for the fifty-three weeks ended October 1, 2005. The increase relates primarily to $8.3 million and $0.5 million of additional expenses incurred as a result of the acquisition of UnionTools and Hound Dog, respectively. Additional expenses were incurred for a 1% rate increase of sales commission for a major customer in the amount of $2.2 million, a one-time buy-back from a major customer of $2.3 million and accrued management expense of $2.1 million.

Amortization of Intangible Assets.    During the fifty-two weeks ended September 30, 2006, we recorded $1.9 million in amortization expense, as compared to $1.8 million during the fifty-three weeks ended October 1, 2005.

Impairment charges.    During fiscal 2006, impairment charges decreased $115.8 million. In fiscal 2006, the Company recorded an impairment of trade names of $6.0 million, primarily due to a shift in branding strategies by certain customers. In fiscal 2005, the Company recorded an impairment of goodwill for $119.8 million related to the annual impairment analysis and an impairment of $2.9 million related to the write-down to fair market value of fixed assets resulting from a plant closure.

Interest Expense.    Interest expense for fifty-two weeks ended September 30, 2006 increased $1.3 million to $33.8 million from $32.5 million during the fifty-three weeks ended October 1, 2005. The increase was attributed to an increase in borrowings under our revolving credit facility due to the acquisitions of Acorn and Hound Dog in April 2006.

Other Income.    Other income increased $5.6 million from $0.1 million for the fifty-three weeks ended October 1, 2005 to $5.7 million for the fifty-two weeks ended September 30, 2006. The increase was the result of the settlement of a dispute with Jacuzzi Brands, Inc.

Income Tax (Benefit) Expense.    During fiscal 2006, we recorded a deferred tax asset valuation allowance, an adjustment of state tax liabilities in conjunction with the completion of certain state tax audits and an adjustment related to a change in the estimated state tax rates, resulting in no net income tax benefit or expense. Income tax benefit for the fifty-three weeks ended October 1, 2005 was $2.9 million, or approximately 2.3% of loss before taxes. During fiscal 2005, we incurred goodwill impairment charges that were not deductible for tax purposes, which resulted in a significantly lower tax benefit. Without this goodwill impairment charge, the prior year tax benefit would have been approximately 35%.

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

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Subject to our performance, which, if adversely affected, could adversely affect the availability of funds, we expect to be able to meet our liquidity requirements for the foreseeable future through cash provided by operations and through borrowings available under our senior secured credit facility. We cannot assure you, however, that this will be the case.

Cash Flows

Cash used in operating activities for fiscal 2006 was $15.8 million, compared to cash provided by operating activities of $30.1 million for fiscal 2005. The increase of cash used in operating activities in the amount of $45.9 million was primarily due to increased working capital requirements associated with the integration of Acorn. Cash used in investing activities for fiscal 2006 was $65.1 million compared to cash used of $11.4 million for fiscal 2005. The increase of $53.7 million was due to the purchase of Acorn and Hound Dog, higher than average capital expenditures associated with the start up of a new facility and the implementation of an ERP system. Cash provided by financing activities for fiscal 2006 was $64.7 million compared to cash provided by financing activities for fiscal 2005 in the amount of $1.1 million. The increase of $63.6 million was primarily the result of increased borrowings under our revolving credit facility to fund the acquisitions of Acorn and Hound Dog.

Cash provided from operating activities for fiscal 2005 was $30.1 million, compared to $6.6 million for fiscal 2004. The increase in cash provided from operating activities was primarily due to decreased working capital levels, including a reduction of inventory and accounts receivable balances, coupled with an increase in accounts payable. Cash used in investing activities of $11.4 million and $307.4 million for fiscal 2005 and 2004, respectively, was due to the purchase of fixed assets and the acquisitions of businesses, partially offset by proceeds from the sale of fixed assets. During fiscal 2005, we increased our capital spending as we commenced production at a new manufacturing facility in Central Pennsylvania. During fiscal 2004, our parent was acquired by affiliates of Castle Harlan. Additionally, during fiscal 2004 we received $5.1 million in proceeds for the sale of our idle distribution center in Davisville, WV and one of our manufacturing facilities in Parkersburg, WV. Cash provided by financing activities was $1.1 million and $300.7 million for fiscal 2005 and 2004, respectively. These proceeds were due primarily to debt borrowings and capital contributions, offset by repayments of long-term debt and debt issuance costs. During fiscal 2005, we repaid term loan B under our senior credit facility by issuing Senior Floating Rate Notes .. During fiscal 2004, in connection with the sale of our parent, we received capital contributions and entered into the senior credit facility and issued the Senior Subordinated Notes, which were used to repay our existing debt and fund the acquisition noted above.

Debt and Other Obligations

Senior Secured Credit Facility Prior to Amendment and Restatement on April 7, 2006

On June 28, 2004, we entered into a $215.0 million senior secured credit facility with various banks, financial institutions and other lenders. The senior secured credit facility consisted of a $140.0 million term loan B facility, which would have matured on June 28, 2011, and a $75.0 million revolving credit facility, which would have matured on June 28, 2010. On January 14, 2005, simultaneously with the completion of the offering of the Senior Floating Rate Notes referred to below, we repaid the term loan in full and entered into an amendment (the ‘‘Amendment No. 1’’) to the terms of the senior secured credit facility.

The interest rates applicable to the senior secured credit facility prior to the amendment and restatement were the Eurodollar Rate plus the Applicable Rate, or at our option, the Alternate Base Rate plus the Applicable Rate. The ‘‘Alternate Base Rate’’ means the higher of (i) the floating rate of interest announced from time to time by Bank of America N.A as its ‘‘prime rate’’ or (ii) the Federal Funds rate plus 50 basis points per annum. The ‘‘Eurodollar Rate’’ means the rate per annum equal to the rate determined by the administrative agent to be the offered rate that appears on the Telerate Screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars. With respect to the revolving credit facility (including swing line loans), the ‘‘Applicable Rate’’ means (i) until December 28, 2004, 3.00% per annum, in the case of Eurodollar Rate loans, and 2.00% per annum, in the case of Alternate Base Rate advances, and (ii) thereafter, a percentage per annum to be determined in accordance with a pricing grid based on the leverage ratio.

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

The senior secured credit facility, under Amendment No. 1 dated January 14, 2005, required that the Company meet certain financial covenant tests, including without limitation: the maintenance of a minimum Consolidated EBITDA of $41.0 million and the maintenance of a minimum fixed charge coverage ratio (defined as EBITDA less capital expenditures to cash taxes plus cash interest expense plus scheduled principal payments and prepayments plus dividends and distributions on equity) of 1.00:1.00.

Pursuant to Amendment No. 1, availability under the senior secured credit facility was restricted to the lesser of $75.0 million and the borrowing base amount, which was equal to (a) 85% of the amount of eligible receivables, plus (b) the lower of (i) 55% of the cost or fair market value of eligible inventory and (ii) if an inventory appraisal has been performed, 80% of the orderly liquidation value of our inventory, plus (c) a percentage of eligible equipment or real property determined by Bank of America, N.A., as administrative agent, and not objected to by the required lenders. In addition, the senior secured credit facility, as amended, required that we meet certain financial covenant tests, including without limitation, the maintenance of minimum EBITDA and minimum fixed charge coverage ratio, as defined by the amended Credit Agreement described below.

Amendment No. 2, dated December 1, 2005, temporarily reduced the minimum consolidated EBITDA requirement for the four quarters ending December 31, 2005 and April 1, 2006 to $36.0 million and $38.0 million, respectively. Commencing with the four quarters ending July 1, 2006, the minimum consolidated EBITDA resumed at the $41.0 million level. This amendment also provided for certain exclusions of capital expenditures and expenses for covenant compliance purposes.

Senior Secured Credit Facility as Amended and Restated on April 7, 2006

On April 7, 2006, we entered into an amended and restated credit agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Acorn, Union, and Ames True Temper Properties, Inc. (‘‘ATTP’’); together with the Company, (the ‘‘Borrowers’’), ATT Holding Co., as guarantor, and each lender from time to time thereto (the ‘‘Credit Agreement’’). The Credit Agreement amends and restates our existing credit facility with, among others, Bank of America, N.A. Pursuant to the Credit Agreement, the lenders made available a five-year revolving credit facility of up to $130.0 million, including a sub-facility for letters of credit in an amount not to exceed $15.0 million and a sub-facility for swing-line loans in an amount not to exceed $15.0 million. The Borrowers’ obligations under the Credit Agreement are guaranteed by ATT Holding Co. The credit facilities are collateralized by substantially all of our assets, including our domestic subsidiaries, and guaranteed by ATT Holding Co. Future domestic subsidiaries will be required to guarantee the obligations and grant a lien on substantially all of their assets.

The interest rate applicable to the loans under the Credit Agreement is either: (1) the ‘‘Eurodollar Rate’’ plus a margin of 1.75% to 2.75% or (2) the ‘‘Base Rate’’ plus a margin of 0.50% to 1.50%. The initial applicable margin for loans based on the Eurodollar Rate will be 2.25%, and the applicable margin for loans based on the Base Rate will be 1.00%. ‘‘Eurodollar Rate’’ is defined as the London interbank offered rate, adjusted for statutory reserve requirements. The ‘‘Base Rate’’ is the higher of: (1) prime rate publicly announced by Bank of America, N.A. or (2) the Federal Funds effective rate plus 0.50%, adjusted for statutory reserve requirements. The applicable margin may under certain limited circumstances be increased slightly, if Bank of America, N.A. cannot otherwise syndicate the credit facility. We estimate a 1% change in interest rates would impact us by approximately $0.85 million.

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

The terms of the Credit Agreement include various covenants that restrict our ability to, among other things, incur additional liens, incur additional indebtedness and make additional investments. In addition, the Borrowers are prohibited from incurring capital expenditures exceeding $19.125 million in fiscal year 2006, $16.125 million in fiscal year 2007, and $15.0 million in any fiscal year thereafter

(subject to the right to carry over the unused portion to the following year). In addition, under certain circumstances the Borrowers will be required to have consolidated EBITDA of at least $41.0 million for each period of four fiscal quarters. The Credit Agreement also includes customary events of default, including, without limitation, payment defaults, cross defaults to other indebtedness and bankruptcy related defaults. As of September 30, 2006, we were in compliance with all of our financial covenants. As of September 30, 2006, we had $66.6 million of borrowings on the revolving portion of our senior credit facility, with $2.4 million of letters of credit outstanding under the Credit Agreement. At September 30, 2006, based on the borrowing base calculation, the revolver limit was $114.4 million, with $45.4 million available under the revolving credit facility. In addition, the Company had $2.0 million of letters of credit outstanding with another financial institution as of September 30, 2006. These letters of credit were supported by $2.1 million of restricted cash in the form of an escrow deposit at this financial institution.

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

Other Debt

On July 19, 2005, we entered into a $2.7 million Term Note, Loan and Security Agreement and Subordination Agreement with a Lender. This note is payable in monthly installments over five years. The interest rate per annum is equal to 2.5% and secured by certain collateral, which was agreed to by the Administrative Agent of the Senior Secured Credit Facility, as amended and restated. Under the terms of this note, we are required to create 108 jobs at the new manufacturing facility in Pennsylvania within three years of the completion of the facility. The Term Note contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation, nonpayment of principal, interest, fees and failure to perform or observe certain covenants. As of September 30, 2006, we were in compliance with these covenants.

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

The interest rate swaps are accounted for in accordance with Statement of Financial Accounting Standard (‘‘SFAS’’) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, ‘‘SFAS 133’’). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value.  For the fiscal years ended September 30, 2006 and October 1, 2005, the interest rate swaps were recorded as an asset of $2.6 and $1.1 million, respectively. The change in fair value was accumulated as other comprehensive income of $0.9 and $0.7 million, net of deferred taxes of $0.6 and $0.4 million, for the fiscal years ended September 30, 2006 and October 1, 2005, respectively. The fair market values of the interest rate swap agreements, which were obtained from broker quotes are included on the consolidated balance sheet as of September 30, 2006 and October 1, 2005. The changes in fair market value are reflected in other non-current assets and other comprehensive loss.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS statements No. 87, 88, 106 and 132(R) to improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit post retirement plan as an asset or liability. SFAS 158 requires employers to recognize changes in the funded status as of the date of the year end financial statements. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating what effect the adoption of SFAS 158 will have on the Company’s consolidated financial statements, which will not be determined until the September 29, 2007 measurement date of the assets and benefit obligations of the defined benefit plans.

In July 2006, the FASB issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes,’’ an interpretation of FASB Statement No. 109,’’ (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating what effect, if any, adoption of FIN 48 will have on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43 Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of ‘‘so abnormal’’ as defined in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company implemented SFAS 151 during the fiscal year ended September 30, 2006 with no material impact on the consolidated financial statements.

Contractual Commitments

The following table represents our contractual commitments associated with our debt and other obligations as of September 30, 2006.

	Total	October 2006 to September 2007	October 2007 to September 2008	October 2008 to September 2009	October 2009 to September 2010	October 2010 to September 2011	Thereafter
	(dollars in thousands)
Contractual Obligations
Revolving credit facility	$66,608	$66,608	$—	$—	$—	$—	$—
Senior Floating Rate Notes	150,000	—	—	—	—	—	150,000
Senior Subordinated Notes	150,000	—	—	—	—	—	150,000
Term Note	2,103	483	540	601	479	—	—
Operating leases	101,789	10,495	10,211	10,179	8,496	8,336	54,072
Open purchase orders	55,804	55,804	—	—	—	—	—
Other purchase commitments	3,544	1,772	1,772	—	—	—	—
Total contractual obligations	$529,848	$135,162	$12,523	$10,780	$8,975	$8,336	$354,072
Commitments
Outstanding letters of credit	$4,392	$4,392	$—	$—	$—	$—	$—
Total commitments	$4,392	$4,392	$—	$—	$—	$—	$—

Off-Balance Sheet Arrangements

As of September 30, 2006 and October 1, 2005, we had no off-balance sheet arrangements.

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

Allowance for Doubtful Accounts and Other Customer Reserves

Accounts receivable are reported net of an allowance for doubtful accounts, customer program reserves and cash discounts. The allowance for doubtful accounts is based on management’s estimate, using certain assumptions, of the amount of receivables that will actually be collected. This reserve is based on historical collection activity adjusted for current conditions. Accounts are considered past due based on how payments are received compared to the customer’s credit terms. Accounts are written off when management determines the account is uncollectible. If the financial condition of one of our significant customers were to deteriorate, resulting in an inability to make payments, then an additional reserve would be required. Customer program reserves are management’s estimates of amounts due for volume discounts and co-op advertising programs to certain of its customers. Cash discounts are management’s estimate of the customers ability to pay within the billing terms in order to receive the discount.

Long-Lived Assets

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that companies consider whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, companies determine whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, companies recognize an impairment loss based on the excess of the carrying amount of the assets over their fair value. Accordingly, management will periodically evaluate the ongoing value of property and equipment. During fiscal 2006, the Company recorded an impairment charge of $414 related to certain fixed assets.

Goodwill and Other Intangible Assets

Effective January 14, 2002, we adopted SFAS No. 141, Business Combinations¸ and SFAS No. 142, Goodwill and Other Intangible Assets. In addition to goodwill, we have trade names that are deemed to have indefinite lives. Intangible assets with finite lives are amortized over their useful lives. Under the provisions of SFAS No. 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two-step impairment assessment, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The Company completed the annual impairment tests, which resulted in impairment to goodwill of $0 and $119.8 million for the fiscal years ended September 30, 2006 and October 1, 2005, respectively, and the impairment of trade names of $6.0 million for the fiscal year ended September 30, 2006.

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and indefinite lived intangible assets, which totaled $126.8 and $111.9 million at September 30, 2006 and October 1, 2005, respectively. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, a material negative change in our relationships with significant customers; or economic conditions that may affect the assumptions used in the discounted cash flow calculation.

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

Revenue Recognition

We recognize revenues and freight billed to customers, net of provisions for cash discounts, returns, volume or trade customer discounts, co-op advertising and other sales discounts, upon shipment to customers or delivery of products to customers depending upon the terms of the sale. In accordance with EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs, we record amounts billed to customers related to shipping and handling as revenue and all expenses related to shipping and handling as a cost of products sold or selling, general and administrative expense. See Footnote 2 to the Consolidated Financial Statements.

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

We hold two interest rate swaps that are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, ‘‘SFAS 133’’). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. We have structured all of our existing interest rate swap agreements to be 100% effective. As a result, there is no current impact to earnings resulting from hedge ineffectiveness. The change in values of the interest rate swaps is reflected in the activity of other comprehensive income, net of tax.

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

Our primary market risk is interest rate exposure with respect to our floating rate debt. The interest rate of the Senior Floating Rate Notes at September 30, 2006 was 9.51%. In connection with the offering of the Senior Floating Rate Notes, we entered into two interest rate swaps. These swaps effectively fix the interest rate of the Senior Floating Rate Notes at notional amounts of $150.0 million for two years beginning January 15, 2006, subsequently amortizing at a rate of $50.0 million per year until the maturity in 2010. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt and Other Obligations—Senior Floating Rate Notes’’ and ‘‘—Interest Rate Swaps.’’

We conduct foreign operations in Canada and Ireland and utilize international suppliers and manufacturers. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of September 30, 2006, to be material.

We purchase certain raw materials such as resin, steel, and wood that are subject to price volatility caused by unpredictable factors. Where possible, we employ fixed rate raw material purchase contracts and customer price adjustments to help us to manage this risk. We do not currently use derivatives to manage the risk of raw material price fluctuations.

Item 8.    FINANCIAL STATEMENTS

ATT Holding Co.

Consolidated Financial Statements

Contents

Report of Independent Registered Public Accounting Firm	35
Consolidated Balance Sheets as of September 30, 2006 and October 1, 2005	36
Consolidated Statements of Operations for the fiscal year ended September 30, 2006, the fiscal year ended October 1, 2005, the period ended September 25, 2004, and the period ended June 27, 2004 (Predecessor Company I)	37
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the fiscal year ended September 30, 2006, for the fiscal year ended October 1, 2005 and the period ended September 25, 2004	38
Consolidated Statement of Changes in Stockholders’ Equity for the period ended June 27, 2004 (Predecessor Company I)	39
Consolidated Statements of Cash Flows for the fiscal year ended September 30, 2006, the fiscal year ended October 1, 2005, the period ended September 25, 2004, the period ended June 27, 2004 (Predecessor Company I)	40
Notes to Consolidated Financial Statements	41

Report of Independent Registered Public Accounting Firm

Board of Directors
ATT Holding Co.

We have audited the accompanying consolidated balance sheets of ATT Holding Co. (the ‘‘Company’’) as of September 30, 2006 and October 1, 2005 and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for the fiscal year ended September 30, 2006, the fiscal year ended October 1, 2005, the period June 28, 2004 to September 25, 2004, and the period September 28, 2003 to June 27, 2004 (Predecessor Company I). Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATT Holding Co. at September 30, 2006 and October 1, 2005, and the consolidated results of its operations and its cash flows for the fiscal year ended September 30, 2006, the fiscal year ended October 1, 2005, the period ended September 25, 2004, and the period ended June 27, 2004 (Predecessor Company I), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

December 21, 2006
Philadelphia, Pennsylvania

ATT Holding Co.
Consolidated Balance Sheets
(In Thousands, Except Number of Shares and Per Share Amounts)

	September 30, 2006	October 1, 2005
Assets
Current assets:
Cash and cash equivalents	$5,638	$21,394
Restricted cash	2,081	—
Trade receivables, net	66,418	49,677
Inventories	141,239	91,146
Deferred income taxes	11,063	6,265
Prepaid expenses and other current assets	6,673	6,472
Total current assets	233,112	174,954
Property, plant and equipment, net	72,680	61,907
Intangibles, net	78,450	81,129
Goodwill	58,359	41,735
Other noncurrent assets	15,720	15,300
Total assets	$458,321	$375,025
Liabilities and stockholders’ deficit
Current liabilities:
Trade accounts payable	$39,773	$34,697
Accrued payroll and related taxes	3,249	2,368
Accrued interest payable	7,325	5,832
Accrued expenses and other current liabilities	29,424	21,932
Revolving loan	66,608	—
Current portion of long-term debt	528	515
Total current liabilities	146,907	65,344
Deferred income taxes	26,325	20,297
Long-term debt	301,012	301,433
Accrued retirement benefits	7,812	17,280
Other liabilities	6,992	7,325
Total liabilities	489,048	411,679
Stockholders’ deficit:
Preferred stock-Series A, $.0001 per share par value; 100,000 shares authorized; 62,495 shares issued and outstanding as of September 30, 2006 and October 1, 2005	—	—
Common stock-Class A, $.0001 per share par value; 1,600,000 shares authorized; 726,556 shares issued and outstanding as of September 30, 2006 and October 1, 2005	—	—
Common stock-Class B, $.0001 per share par value; 300,000 shares authorized; 267,448 shares issued and outstanding as of September 30, 2006 and October 1, 2005	—	—
Additional paid-in capital	110,500	110,500
Predecessor basis adjustment	(13,539)	(13,539)
Retained deficit	(137,597)	(133,020)
Accumulated other comprehensive income (loss)	9,909	(595)
Total stockholders’ deficit	(30,727)	(36,654)
Total liabilities and stockholders’ deficit	$458,321	$375,025

See accompanying notes.

ATT Holding Co.
Consolidated Statements of Operations
(In thousands)

			Predecessor Company I
	Fiscal year ended September 30, 2006	Fiscal year ended October 1, 2005	Period ended September 25, 2004	Period ended June 27, 2004
	(52 weeks)	(53 weeks)	(13 weeks)	(39 weeks)
Net sales	$483,601	$450,604	$83,044	$355,443
Cost of goods sold	355,617	344,544	73,009	256,248
Gross profit	127,984	106,060	10,035	99,195
Selling, general, and administrative expenses	96,593	77,319	16,560	58,808
(Gain) loss on disposal of fixed assets	(370)	23	(7)	(4,786)
Amortization of intangible assets	1,836	1,754	477	3,303
Impairment charges	6,377	122,678	—	—
Special charges	—	—	—	799
Operating income (loss)	23,548	(95,714)	(6,995)	41,071
Interest expense	33,781	32,527	5,899	7,563
Other (income) expense	(5,656)	(86)	(36)	199
(Loss) income before taxes	(4,577)	(128,155)	(12,858)	33,309
Income tax (benefit) expense	—	(2,955)	(5,038)	13,928
Net (loss) income	$(4,577)	$(125,200)	$(7,820)	$19,381

See accompanying notes.

ATT Holding Co.
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(In Thousands, Except Number of Shares)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Predecessor Basis Adjustment	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 27, 2004 (Predecessor Company I)	62,495	$—	726,556	$—	267,448	$—	$63,544	$—	$37,501	$2,674	$103,719
Acquisition by CHATT Holdings Inc.	—	—	—	—	—	—	46,956	(13,539)	(37,501)	(2,674)	(6,758)
Net loss	—	—	—	—	—	—	—	—	(7,820)	—	(7,820)
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	2,248	2,248
Comprehensive loss											(5,572)
Balance at September 25, 2004	62,495	$—	726,556	$—	267,448	$—	$110,500	$(13,539)	$(7,820)	$2,248	$91,389
Net loss	—	—	—	—	—	—	—	—	(125,200)	—	(125,200)
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	4,841	4,841
Minimum pension liability, net of tax benefit	—	—	—	—	—	—	—	—	—	(8,371)	(8,371)
Change in fair value of interest rate swaps, net of tax	—	—	—	—	—	—	—	—	—	687	687
Comprehensive loss											(128,043)
Balance at October 1, 2005	62,495	$—	726,556	$—	267,448	$—	$110,500	$(13,539)	$(133,020)	$(595)	$(36,654)
Net loss	—	—	—	—	—	—	—	—	(4,577)	—	(4,577)
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,772	1,772
Minimum pension liability, net of tax	—	—	—	—	—	—	—	—	—	7,794	7,794
Change in fair value of interest rate swaps, net of tax	—	—	—	—	—	—	—	—	—	938	938
Comprehensive income											5,927
Balance at September 30, 2006	62,495	$—	726,556	$—	267,448	$—	$110,500	$(13,539)	$(137,597)	$9,909	$(30,727)

See accompanying notes.

ATT Holding Co.
Consolidated Statement of Changes in Stockholders’ Equity (Predecessor Company I)
(In Thousands, Except Number of Shares)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 27, 2003	62,495	—	726,706	—	267,448	—	63,543	18,120	2,510	84,173
Issuance of common stock	—	—	600	—	—	—	1	—	—	1
Purchase of treasury stock	—	—	(750)	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	19,381	—	19,381
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	217	217
Minimum pension liability, net of tax benefit	—	—	—	—	—	—	—	—	(53)	(53)
Comprehensive income										19,545
Balance at June 27, 2004	62,495	$—	726,556	$—	267,448	$—	$63,544	$37,501	$2,674	$103,719

See accompanying notes.

ATT Holding Co.
Consolidated Statements of Cash Flows
(In Thousands)

			Predecessor Company I
	Fiscal year ended September 30, 2006	Fiscal year ended October 1, 2005	Period ended September 25, 2004	Period ended June 27, 2004
Operating activities
Net (loss) income	$(4,577)	$(125,200)	$(7,820)	$19,381
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	12,143	10,277	2,626	5,953
Amortization of intangible assets	1,836	1,754	477	3,303
Amortization of loan fees	2,440	6,496	453	661
Provision for bad debts	(120)	(88)	66	(95)
Provision for deferred taxes	(1,916)	(1,105)	(4,080)	5,281
Noncash interest expense	271	355	—	206
(Gain) loss on disposal of fixed assets	(370)	23	(7)	(4,786)
Amortization of bond discount	107	80	—	—
Impairment charges	6,377	122,678	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	955	8,247	35,233	(40,754)
Inventories	(31,649)	7,071	4,082	(18,737)
Prepaid expenses and other assets	161	(7,908)	1,235	(21)
Accounts payable	(2,015)	5,771	(11,528)	14,588
Accrued expenses and other liabilities	605	1,696	105	729
Net cash (used in) provided by operating activities	(15,752)	30,147	20,842	(14,291)
Investing activities
Acquisition of businesses, net of cash acquired	(50,126)	(225)	(306,374)	(236)
Restricted cash in escrow	(2,081)	—	—	—
Purchase of fixed assets	(15,797)	(11,600)	(1,624)	(4,219)
Proceeds from sale of fixed assets	2,763	523	7	5,095
Investment in joint ventures	100	(108)	—	—
Net cash (used in) provided by investing activities	(65,141)	(11,410)	(307,991)	640
Financing activities
Repayments of long-term debt	(515)	(140,206)	(60,936)	(15,731)
Borrowings (repayments) on revolver, net	66,608	(6,300)	(24,021)	28,380
Borrowings on long-term debt	—	152,074	290,000	—
Debt issuance costs	(1,419)	(4,463)	(13,598)	—
Proceeds from issuance of capital stock	—	—	—	1
Capital contributions from buyer	—	—	96,585	—
Net cash provided by financing activities	64,674	1,105	288,030	12,650
Effect of exchange rate changes on cash	463	302	(534)	216
(Decrease) increase in cash and cash equivalents	(15,756)	20,144	347	(785)
Cash and cash equivalents at beginning of period	21,394	1,250	903	1,688
Cash and cash equivalents at end of period	$5,638	$21,394	$1,250	$903

See accompanying notes.

ATT Holding Co.

Notes to Consolidated Statements

(Dollars in Thousands, Except Share Data)

1.	Formation and Description of Business

ATT Holding Co. and its subsidiaries (the ‘‘Company’’) manufacture and market non-powered lawn and garden tools and accessories primarily in North America and Europe. The Company refers to operations subsequent to June 27, 2004. Operations from September 28, 2003 to June 27, 2004 are referred to as ‘‘Predecessor Company I’’.

The accompanying consolidated financial statements present the financial position of the Company as of September 30, 2006 and October 1, 2005, and the results of operations, changes in stockholders’ (deficit) equity, and cash flows of the Company for the fiscal year ended September 30, 2006, fiscal year ended October 1, 2005 and the period from June 28, 2004 to September 25, 2004 and the results of operations, changes in stockholders’ equity, and cash flows of the Predecessor Company I from September 28, 2003 to June 27, 2004.

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

The transaction was valued at approximately $380,000, plus $6,345 in transaction costs and a working capital adjustment of $27,771. In connection with the sale, Ames True Temper, Inc., which is a 100% owned subsidiary of the Company, entered into a new credit facility, at which time all existing indebtedness was repaid. In connection with the new facility, ATT Holding Co. fully and unconditionally guaranteed the $150,000 10% Senior Subordinated Notes due 2012 (and subsequently the $150,000 Senior Floating Rate Notes due 2012). ATT Holding Co. has no other subsidiaries other than Ames True Temper, Inc. and has no independent assets or operations separate from the investment in Ames True Temper, Inc. Ames True Temper, Inc. is restricted by the Credit Agreement dated as of June 28, 2004, as amended to date, to provide funds to ATT Holding Co., except for the provisions described therein.

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

ATT Holding Co.

Notes to Consolidated Statements (Continued)

Principles of Consolidation

The accompanying consolidated financial statements for the fiscal year ended September 30, 2006, fiscal year ended October 1, 2005, the period ended September 25, 2004, and the period ended June 27, 2004 (Predecessor Company I) include the accounts of ATT Holding Co. and its subsidiaries. All material intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents represent short-term, highly liquid investments, which have maturities of 90 days or less when purchased. The Company had restricted cash in the form of an escrow deposit for an outstanding letter of credit. The carrying amount of cash and cash equivalents approximates fair value.

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts, customer program reserves and cash discounts. The allowance for doubtful accounts is based on management’s estimate of the amount of receivables that will actually be collected including consideration of historical levels of write-off. Accounts are considered past due based on how payments are received compared to the customer’s credit terms. Accounts are written off when management determines the account is uncollectible. Finance charges are generally not assessed on past due accounts. Customer program reserves are management’s estimates of amounts due for volume discounts and co-op advertising programs to certain of its customers. Cash discounts are management’s estimate of the customers ability to pay within the billing terms in order to receive the discount.

Inventories

Inventories are stated at the lower of cost, which is determined by the first-in, first-out method, or market.

Investments

The Company accounts for its investments in accordance with the cost method. The investments are included in other non-current assets. The Company has investments in four cooperative joint ventures in China with certain exclusive marketing rights to sell, outside China, products manufactured by the four separate joint ventures. The Company’s interests in the joint ventures range between 25% and 35%. The Company does not share in either the profit or loss and has minority representation on the Board of Directors of each of the joint ventures.

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

Long-Lived Assets

Statement of Financial Accounting Standards (‘‘SFAS’’) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that companies consider whether indicators of impairment of

ATT Holding Co.

Notes to Consolidated Statements (Continued)

long-lived assets held for use are present. If such indicators are present, companies determine whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, companies recognize an impairment loss based on the excess of the carrying amount of the assets over their fair value. Accordingly, management will periodically evaluate the ongoing value of property and equipment. During fiscal 2006, the Company recorded an impairment charge of $414 related to certain fixed assets. During fiscal 2005, the Company recorded an impairment charge of $2,925 in conjunction with the closure of a manufacturing facility.

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

SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be tested for impairment. In addition to goodwill, the Company has tradenames that are deemed to have indefinite lives. Intangible assets with finite lives are amortized over their useful lives. Under the provisions of SFAS No. 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two-step impairment assessment. The first step of the impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including the indefinite-lived assets. If the fair value of the reporting unit exceeds its carrying amount, the indefinite-lived assets of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The Company uses financial projections and certain cash flow measures in its determination of the fair value of these assets. During fiscal year 2005, the Company performed the required impairment test of goodwill and other intangible assets using a discounted cash flow analysis. The analysis included the decreased profitability as a result of increased commodity prices, which caused financials results to differ materially from the expected results at the time of the purchase of the Company in June 2004. This resulted in goodwill impairment of $119,753. The Company completed the annual impairment tests at September 30, 2006, which resulted in an impairment in trade names of $5,948. The impairment of trade names was primarily the result of a shift in branding strategy by certain customers during the fiscal year.

Debt Issuance Costs

Current and other non-current assets include debt issuance costs in the amount of $11,618 and $12,504 as of September 30, 2006 and October 1, 2005, respectively. The debt issuance costs are being amortized over periods of three to eight years based on the corresponding life of the debt.

Income Tax

Deferred tax assets and liabilities are computed based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws. Deferred income tax expense or benefit is based on changes in deferred tax assets and liabilities from period to period.

Revenue and Cost Recognition

Revenue is recognized upon shipment of products or delivery of products to the customer depending on the terms of the sale. The Company offers volume discounts and co-op advertising programs to

ATT Holding Co.

Notes to Consolidated Statements (Continued)

certain of its customers. The discounts and co-op advertising program expense are estimated and accrued for at the time of sale to the customer based on expected annual rates at established volume thresholds. The adequacy of the accruals is re-assessed quarterly, monitoring the customer’s progress toward earning any applicable volume rebate. Discounts provided to customers are recorded as a reduction of sales, while expenses associated with co-op advertising are recorded as part of selling, general and admininstrative expenses in accordance with Emerging Issues Task Force (‘‘EITF’’) 01-9. Provisions are made for estimated sales returns and allowances at the time of the sale. Such amounts, which are included in net sales, totaled $6,144, $8,511, $3,325, and $4,489 for the fiscal year ended September 30, 2006, the fiscal year ended October 1, 2005, the period ended September 25, 2004, and the period ended June 27, 2004, respectively.

Shipping and Handling Costs

All shipping and handling costs are expensed as incurred. Costs incurred to ship product from the manufacturing facility and distribution centers to the customer and from plants and our main distribution center to our West Coast distribution facility are included in costs of goods sold and totaled $21,258, $18,773, $3,889 and $14,224 for the fiscal year ended September 30, 2006, the fiscal year ended October 1, 2005, the period ended September 25, 2004 and the period ended June 27, 2004, respectively. Costs to ship the product from manufacturing facilities to the main distribution center is included in selling, general and administrative expense and totaled $3,299, $3,691, $575, and $2,617, for the fiscal year ended September 30, 2006, the fiscal year ended October 1, 2005, the period ended September 25, 2004, and the period ended June 27, 2004, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Such amounts totaled $15,430, $11,201, $2,447 and $9,424 for the fiscal year ended September 30, 2006, fiscal year ended October 1, 2005, the period ended September 25, 2004, and the period ended June 27, 2004, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Such amounts totaled $1,273, $928, $195, and $648 for the fiscal year ended September 30, 2006, fiscal year ended October 1, 2005, the period ended September 25, 2004, and the period ended June 27, 2004.

Foreign Currency Translation

The financial statements of the Company’s foreign operations are measured using the local currency as the functional currency. Assets and liabilities of foreign subsidiaries are translated at the exchange rates as of the balance sheet date. Resulting translation adjustments, net of the related income tax effects, are recorded in the currency translation adjustment account, a separate component of Accumulated Other Comprehensive Income (Loss). Income and expense items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions are included in net income.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as net income (loss) and other changes in stockholders’ (deficit) equity from transactions and other events from sources other than stockholders. The components of and changes in other comprehensive income (loss) are as follows:

ATT Holding Co.

Notes to Consolidated Statements (Continued)

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
September 30, 2006
Currency translation adjustment	$7,089	$1,772	$—	$1,772	$8,861
Minimum pension liability adjustment	(8,371)	12,666	(4,872)	7,794	(577)
Interest rate swaps	687	1,513	(575)	938	1,625
	$(595)	$15,951	$(5,447)	$10,504	$9,909
October 1, 2005
Currency translation adjustment	$2,248	$4,841	$—	$4,841	$7,089
Minimum pension liability adjustment	—	(13,502)	5,131	(8,371)	(8,371)
Interest rate swaps	—	1,108	(421)	687	687
	$2,248	$(7,553)	$4,710	$(2,843)	$(595)
September 25, 2004
Currency translation adjustment	$—	$3,696	$(1,448)	$2,248	$2,248
Predecessor Company I
June 27, 2004
Currency translation adjustment	$2,536	$372	$(155)	$217	$2,753
Minimum pension liability adjustment	(26)	(90)	37	(53)	(79)
	$2,510	$282	$(118)	$164	$2,674

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The Company uses interest rate swap agreements to manage risk on its floating-rate debt.

Because of short maturities, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximates fair value. The fair value of the Company’s long-term debt, described in Footnote 10, approximates its carrying value and the fair value of derivative instruments is described in Footnote 2.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by chief operating decision makers in deciding how to allocate resources in assessing performance. All of the Company’s operations are classified within one business segment.

Labor Availability

The industry is labor intensive and requires an adequate supply of labor. As of September 30, 2006, approximately 29% of the Company’s employees are subject to collective bargaining agreements.

Material Suppliers

During fiscal 2006, one supplier accounted for approximately 10% of the Company’s total raw material purchases.

Stock-Based Compensation

On June 28, 2004, certain management employees of Ames True Temper and affiliates became eligible to purchase Class B management incentive units of CHATT Holdings LLC. These units vest based on

ATT Holding Co.

Notes to Consolidated Statements (Continued)

three criteria: (1) time vesting based on a five year term, (2) performance vesting based on the results of Ames True Temper, Inc. and (3) vesting based upon a targeted rate of return upon change of control. There are certain acceleration clauses in the event of a change of control. As of September 30, 2006 and October 1, 2005, there were 161,756 and 136,014 incentive units, respectively, issued to management and members of the CHATT Holdings LLC Board of Directors that are not employees of Ames True Temper, Inc. or Castle Harlan, Inc. Additionally, an affiliate of Castle Harlan holds 27,768 and 59,273 units at September 30, 2006 and October 1, 2005 , respectively, that will be used for future awards. These units may not be sold, pledged or otherwise transferred under securities law. Additional restrictions and limitations are set forth in the agreement. These units are accounted for under Financial Accounting Standards Board (FASB) Interpretation No. 44 of APB No. 25, Accounting for Stock Issued to Employees. For the fiscal years ended September 30, 2006 and October 1, 2005, there was no expense recorded related to these units.

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

The Company has structured all existing interest rate swap agreements to be perfectly effective. As a result, there is no current impact to earnings resulting from hedge ineffectiveness. The Company periodically reassesses the effectiveness of the swap. If the swaps were deemed to be ineffective a gain or loss would be recognized in income. The change in values of the interest rate swaps is reflected in the activity of other comprehensive income, net of deferred taxes. For the fiscal years ended September 30, 2006 and October 1, 2005, the interest rate swaps were recorded as an asset of $2,621 and $1,108, respectively. The change in fair value was accumulated as other comprehensive income of $938 and $687, net of deferred taxes of $575 and $421, for the fiscal years ended September 30, 2006 and October 1, 2005, respectively. The fair market values of the interest rate swap agreements, which were obtained from broker quotes are included on the consolidated balance sheet as of September 30, 2006 and October 1, 2005. The changes in fair market values are reflected in other non-current assets and other comprehensive loss.

ATT Holding Co.

Notes to Consolidated Statements (Continued)

Recent Accounting Pronouncements

In September 2006, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS statements No. 87, 88, 106 and 132(R) to improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit post retirement plan as an asset or liability was issued. The Statement requires employers to recognize changes in the funded status as of the date of the year end financial statements. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating what effect, if any, adoption of SFAS 158 will have on the Company’s consolidated financial statements, which will not be determined until the September 29, 2007 measurement date of the assets and benefit obligations of the defined benefit plans.

In July 2006, the FASB issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’, an interpretation of FASB Statement No. 109,’’ (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating what effect, if any, adoption of FIN 48 will have on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43 Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of ‘‘so abnormal.’’ as defined in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company implemented this provision during the fiscal year ended September 30, 2006 with no material impact from SFAS 151on the consolidated financial statements.

Reclassifications

Certain prior period amounts in the accompanying financial statements have been reclassified to conform to the Company’s fiscal 2006 presentation.

3.	Purchase Accounting

Acquisition of Acorn and Hound Dog

On April 7, 2006, Ames True Temper, Inc. (‘‘ATT’’), a direct wholly-owned subsidiary of the Company, acquired Acorn Products, Inc. (‘‘Acorn’’), a Delaware corporation and the parent company of UnionTools, Inc. (‘‘Union’’), a business engaged in the manufacture and distribution of non-powered lawn and garden tools, pursuant to an Agreement and Plan of Merger (the ‘‘Acorn Merger Agreement’’) among ATT, Acorn and ATTUT Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of ATT (‘‘Merger Sub’’). Pursuant to the Acorn Merger Agreement, ATT acquired all of the issued and outstanding capital stock of Acorn through the merger of Merger Sub with and into Acorn, with Acorn surviving as a wholly-owned subsidiary of ATT (the ‘‘Acorn Merger’’). The Acorn Merger was consummated simultaneously with the execution of the Acorn Merger Agreement. The aggregate cash consideration paid by ATT on the day of the transaction was $46,394.

On April 12, 2006, HD Acquisition Corp. (‘‘HDAC’’), a wholly-owned subsidiary of ATT, completed the acquisition of substantially all of the assets and intellectual property of Hound Dog Products, Inc. (‘‘Hound Dog’’), a business that designs, markets and distributes non-powered lawn and garden tools.

ATT Holding Co.

Notes to Consolidated Statements (Continued)

The transaction was consummated simultaneously with the execution of an Asset Purchase Agreement (the ‘‘Asset Purchase Agreement’’) among HDAC, Hound Dog and the shareholders of Hound Dog. The cash consideration paid by HDAC on the day of the transaction was $5,161.

These businesses were acquired to expand the Company’s product lines. The operating results of the acquired companies have been included in the accompanying consolidated statements of operations from the respective dates of acquisition.The acquisitions of Acorn and Hound Dog are being accounted for as purchases in accordance with SFAS No. 141, Business Combinations. The financial statements as of September 30, 2006 reflect a preliminary allocation of the purchase price based upon available information and are subject to further refinement. The Company expects any refinements to occur in the first half of fiscal 2007 and primarly relate to pending litigation, state escheat audit results and the closure of certain facilities. The Company adjusted inventory by $824 to write up the acquired inventory to its estimated selling price less the costs of disposal and profit allowance for the selling effort of the Company. This resulted in an increase in cost of goods sold of $824 during fiscal year 2006. This amount represents the manufacturing profits acquired. The Hound Dog acquisition is subject to purchase price adjustments that are contingent upon the achievement of certain financial goals. Any contingent payment realized will be added to the cost of the acquisitions in excess of the fair value of the net assets acquired. Goodwill resulting from this transaction is not deductible for income tax purposes. The following represents the preliminary allocation of purchase price for the Acorn and Hound Dog acquisitions:

Revolver debt used for purchase price including acquisition costs, net of cash acquired	$50,126
Other liabilities assumed	19,535
Fair value of assets acquired, primarily accounts receivable, inventory and fixed assets	(47,434)
Identified intangible assets, primarily tradenames and patents	(4,830)
Cost in excess of fair value of net assets acquired (goodwill)	$17,397

In connection with the Acorn acquisition, the Company formulated restructuring plans for the integration of the acquired business. See Footnote 4 for additional information regarding these plans.

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

Fiscal Year Ended September 30, 2006		Fiscal Year Ended October 1, 2005
(Unaudited)		(Unaudited)
Net Sales	Net loss	Net Sales	Net loss
$522,648	$(5,531)	$537,444	$(125,023)

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

As of the date of ownership change, Acorn had approximately $88,000 of federal net operating loss carryforwards.  Due to the ownership change, the net operating losses of Acorn will be limited under

ATT Holding Co.

Notes to Consolidated Statements (Continued)

Internal Revenue Code §382 and limited as well under the normal expiration dates of federal net operating loss carryfowards. It is currently projected that ATT will be able to utilize only $1,100 of the losses.  In order to avoid negative tax consequences of allowing net operating losses to expire unutilized, ATT will elect to relinquish the portion of the net operating losses that are in excess of the amounts to be utilized.

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

The following represents the allocation of purchase price for the acquisition of the Company on June 28, 2004, as described above:

Capital contributions from buyer	$96,585
Revolver debt used	25,338
Long-term debt issued	290,000
Liabilities assumed, net of pay off of debt of Predecessor Company I	109,983
521,906
Fair value of assets acquired, primarily accounts receivable, inventory and fixed assets	284,838
Trade names	69,406
Customer relationships	11,144
Patents	878
Non-compete agreements	981
Cost in excess of fair value of net assets acquired (goodwill)	$154,659

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

In connection with Predecessor Company I acquisition, the Company formulated restructuring plans for the integration of the acquired business. See Footnote 4 for additional information regarding these plans.

ATT Holding Co.

Notes to Consolidated Statements (Continued)

4.	Restructuring

Restructuring Related to Acquisition of Predecessor Company II and Dynamic Design

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

Restructuring Related to Acquisition of Predecessor Company I

In connection with the acquisition of Predecessor Company I, the Company reevaluated the restructuring reserves previously set up by Predecessor Company I. These restructuring reserves were originally established to reduce total workforce and close certain facilities. The Company, as of the date of acquisition of Predecessor Company I, began to assess and formulate an exit and restructuring plan that includes additional reductions of workforce, facility closures and changes in business strategies. This updated exit and restructuring plan is intended to increase operating efficiencies. At June 28, 2004, the Company recorded a liability of $4,782 related to the reductions of workforce and facility closures and $4,795 related to changes in business strategies for a product line. These plans also resulted in a $6,825 decrease to the beginning balance of the pension asset for a curtailment to

ATT Holding Co.

Notes to Consolidated Statements (Continued)

the Company’s pension plan in conjunction with the planned closures of certain manufacturing facilities for the period ended September 25, 2004. Adjustments of $2,066, primarily to the reserves associated with plant closures, were made to these reserves as the cost estimates were refined and finalized during the fiscal year ended October 1, 2005.

In the fiscal year ended September 30, 2006, payouts in the amount of $2,802 were related to costs associated with plant closures. The Company expects to complete these plans in the next one to three years. In accordance with EITF 95-3, any reductions of these plans made after the one year period from the date of acquisition resulted in a decrease to goodwill. The following schedule shows the changes to the restructuring reserve since the date of acquisition, which is included in accrued liabilities and other long-term liabilities:

Balance as of June 27, 2004	$2,223
Additions	7,354
Balance as of June 28, 2004, date of acquisition	9,577
Payments	(79)
Balance as of September 25, 2004	9,498
Accretion of interest	355
Current year provisions	80
Purchase accounting adjustments	(2,066)
Payments	(1,027)
Balance as of October 1, 2005	$6,840
Accretion of interest	271
Purchase accounting adjustments	(832)
Payments	(2,809)
Balance as of September 30, 2006	$3,470

Restructuring Related to Acquisition of Acorn

At date of acquisition, the Company recorded a reserve of $1,547 associated with certain facility closures and reductions in workforce as part of a facility consolidation plan. The Company appropriately met the conditions as outlined in EITF 95-3 to record such charges as liabilities in a purchase accounting combination. This plan was executed beginning in the third quarter of fiscal 2006 and is expected to be completed in fiscal 2007. As the Company obtains additional information regarding costs to close certain facilities, adjustments may be made to the restructuring reserves. These restructuring reserves were included in accrued expenses and other current liabilities and related to portions of the exit plan that have not yet been completed. In addition, certain employees were given retention packages totaling approximately $2,987 to transition their current roles over 4-12 months. These costs are being recognized over the retention period and have not been included in the purchase price or as a reduction to the net assets acquired. During fiscal 2006, the Company’s operating results reflect a charge of $2,315 related to the recognition of these retention packages. Severance payments for these retention packages began in the Company’s fourth quarter of fiscal 2006 and will carry into fiscal 2007. The balance of the restructuring reserve at September 30, 2006 is $1,175 which is included in accrued liabilities and other long term liabilities.

Balance as of April 7, 2006	$1,547
Adjustments to purchase accounting	(40)
Payments	(332)
Balance as of September 30, 2006	$1,175

ATT Holding Co.

Notes to Consolidated Statements (Continued)

5.	Trade Receivables and Concentrations of Credit Risk

Trade receivables are as follows:

	September 30, 2006	October 1, 2005
Trade receivables	$83,809	$66,544
Allowance for doubtful accounts	(1,269)	(1,335)
Other sales reserves	(16,122)	(15,532)
	$66,418	$49,677

The Company operates principally in the United States, and to a lesser extent, in Europe and Canada. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Credit losses have been within management’s estimates.

The Company’s top two customers represented approximately 32% and 18% of the net sales for the fiscal year ending September 30, 2006. These customers represented 32% and 22% of net sales for the fiscal year ended October 1, 2005. These customers represent 30% and 16% of trade receivables at September 30, 2006 and 32% and 22% of trade receivables at October 1, 2005.

6.	Inventories

Inventories are as follows:

	September 30, 2006	October 1, 2005
Finished goods	$94,903	$59,671
Work in process	21,398	15,613
Raw materials	33,626	22,908
	149,927	98,192
Less inventory reserves	(8,688)	(7,046)
	$141,239	$91,146

7.	Property, Plant and Equipment

A summary of property, plant and equipment is as follows:

	September 30, 2006	October 1, 2005
Land and improvements	$2,462	$1,637
Buildings and improvements	14,781	14,561
Machinery and equipment	67,027	53,095
Furniture and fixtures	608	218
Computer hardware	1,253	563
Computer software	3,641	1,760
Construction in progress	7,847	5,828
	97,619	77,662
Less accumulated depreciation	(24,939)	(15,755)
Net property, plant and equipment	$72,680	$61,907

ATT Holding Co.

Notes to Consolidated Statements (Continued)

8.	Goodwill and Other Intangibles

In accordance with SFAS No. 142, the Company is required to test goodwill and indefinite lived intangible assets for impairment on at least an annual basis. The Company performed the required impairment test of goodwill and other intangible assets using discounted cash flow analysis for the fiscal years ended September 30, 2006 and October 1, 2005. The Company recorded trade name impairment of $5,948 for the fiscal year ended September 30, 2006. The impairment of trade names was primarily the result of a shift in branding strategies by certain customers during the fiscal year. The Company recorded goodwill impairment of $119,753 for the fiscal year ended October 1, 2005. The goodwill analysis in fiscal 2005 included the decreased profitability as a result of increased commodity prices, which caused financial results to differ materially from the expected results at the time of the purchase of the Company in June 2004. There can be no assurance that future impairment tests will not result in a charge to earnings.The cost of other acquired intangible assets, including primarily customer and vendor relationships, covenants not to compete and employment agreements, is amortized on a straight-line basis over the estimated lives of 2 to 19 years. Amortization of other intangibles amounted to $1,836 and $1,754 for the fiscal years ended September 30, 2006 and October 1, 2005, respectively. Amortization of other intangibles amounted to $477 for the period ended September 25, 2004. The Predecessor Company I amortization of other intangibles amounted to $3,303 for the period ended June 27, 2004.

The estimated aggregate amortization expense for each of the succeeding fiscal years is as follows: $1,488 in 2007; $1,337 in 2008; $1,221 in 2009; $1,211 in 2010; $1,200 in 2011 and $3,480 thereafter.

The changes in carrying amount of goodwill are as follows:

Goodwill, after allocations to fair value on June 28, 2004	$154,659
Currency translation adjustments	1,904
Goodwill at September 25, 2004	$156,563
Currency translation adjustments	3,348
Revision of purchase price allocations	1,577
Impairment of goodwill	(119,753)
Goodwill at October 1, 2005	$41,735
Currency translation adjustments	548
Revision of purchase price allocations	(1,321)
Goodwill associated with Union and Hound Dog	17,397
Goodwill at September 30, 2006	$58,359

During fiscal 2006, the Company reduced the initial purchase price allocation in the amount of $1,321 due to the refinement of restructuring reserves. In addition, the Company added goodwill of $16,597 and $800 for the acquisition of Union and Hound Dog, respectively.

ATT Holding Co.

Notes to Consolidated Statements (Continued)

The following table reflects the components of intangible assets other than goodwill at September 30, 2006:

	Gross Carrying Amount	Accumulated Amortization
Indefinite lived intangible assets:
Trade names	$68,513	$—
Finite lived intangible assets:
Technology (patents)	1,356	619
Non-compete agreements	976	902
Customer relationships	11,672	2,546
	14,004	4,067
	$82,517	$4,067

The following table reflects the components of intangible assets other than goodwill at October 1, 2005:

	Gross Carrying Amount	Accumulated Amortization
Indefinite lived intangible assets:
Trade names	$70,172	$—
Finite lived intangible assets:
Technology (patents)	984	336
Non-compete agreements	887	493
Customer relationships	11,317	1,402
	13,188	2,231
	$83,360	$2,231

ATT Holding Co.

Notes to Consolidated Statements (Continued)

9.	Income Taxes

Income before income taxes and the related provision for income taxes consist of the following:

			Predecessor Company I
	Fiscal year ended September 30, 2006	Fiscal year ended October 1, 2005	Period ended September 25, 2004	Period ended June 27, 2004
(Loss) income before provision for income taxes:
Domestic	$(13,153)	$(135,518)	$(12,985)	$27,482
Foreign	8,576	7,363	127	5,827
	$(4,577)	$(128,155)	$(12,858)	$33,309
Income tax expense (benefit):
Current:
Federal	$—	$(3,394)	$(842)	$6,615
State	(574)	(923)	(103)	360
Foreign	2,490	2,467	(13)	1,672
	1,916	(1,850)	(958)	8,647
Deferred:
Federal	(836)	(1,560)	(3,665)	3,703
State	(1,104)	596	(415)	743
Foreign	24	(141)	—	835
	(1,916)	(1,105)	(4,080)	5,281
	$—	$(2,955)	$(5,038)	$13,928

The reported income tax provisions differ from the amount based on United States federal income tax rates as follows:

			Predecessor Company I
	Fiscal year ended September 30, 2006	Fiscal year ended October 1, 2005	Period ended September 25, 2004	Period ended June 27, 2004
Statutory federal income tax (benefit) expense	$(1,556)	$(43,572)	$(4,372)	$11,658
Non-deductible goodwill impairment loss	—	40,715	—	—
State income tax expense (net of federal benefit)	(1,395)	(710)	(342)	717
Nondeductible other	(102)	(20)	22	—
Foreign income tax differential	(135)	(177)	—	908
Change in estimated tax rate	(1,199)	—	—	—
Valuation allowance	4,509	750	—	—
Other	(122)	59	(346)	645
	$—	$(2,955)	$(5,038)	$13,928

ATT Holding Co.

Notes to Consolidated Statements (Continued)

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	September 30, 2006	October 1, 2005
Deferred tax assets:
Accounts receivable	$190	$279
Inventories	2,467	2,037
Accrued liabilities and restructuring expenses	7,907	8,559
Other non-current items	734	568
Pension	6,210	5,131
Net operating loss carryforwards	8,341	4,009
Total deferred tax assets	25,849	20,583
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	9,276	10,378
Pensions	3,353	611
Intangible assets	18,896	19,314
Derivative financial instruments	997	421
Other current items	1,041	1,242
Total deferred tax liabilities	33,563	31,966
Valuation allowance	7,548	2,649
Net deferred tax liabilities	$(15,262)	$(14,032)

During the fiscal year ended September 30, 2006, the fiscal year ended October 1, 2005, the period ended September 25, 2004 and the period ended June 27, 2004, the Company paid income taxes of $7,500, $1,014, $1 and $8,743, respectively.

Effective for the fiscal years ended September 30, 2006 and October 1, 2005, no provision had been made for U.S. federal and state income taxes on approximately $8,349 and $7,363 of foreign earnings, respectively, which are expected to be reinvested outside of the United Sates indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes to various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The Company has federal net operating loss carryforwards of approximately $18,421, which begin to expire in 2025. In addition, with the acquisition of Union, the Company has approximately $1,100 of net operating losses limited by the provisions of Section 382 of the Internal Revenue Code which provides for the annual limitations on the deductibility of the net operating losses and certain tax deductions. These limitations apply until the earlier of utilization or expiration of the net operating losses. The Company has state net operating loss carryforwards of approximately $34,173 with various expiration dates according to state rules.

The valuation allowance is primarily attributable to the uncertainty regarding the realization of the net operating losses. The Company has performed the required assessment regarding the realization of the net operating losses and has concluded that it is more likely than not that the net operating losses, net of the valuation allowance, will be realized.

ATT Holding Co.

Notes to Consolidated Statements (Continued)

10.	Debt Arrangements

Senior Secured Credit Facility Amended and Restated

On June 28, 2004, in conjunction with the acquisition of Predecessor Company I, ATT entered into a $215,000 Senior Secured Credit Facility ($75,000 revolving credit facility and $140,000 Term Loan B) in order to finance the acquisition, repay Predecessor Company I’s outstanding debt and pay related fees and expenses. The Senior Secured Credit Facility is guaranteed by the Company and each of its existing and future direct and indirect subsidiaries, other than any subsidiary that is a ‘‘controlled foreign corporation’’ under Section 957 of the Internal Revenue Code. The Company and each of the other guarantors granted to the senior lenders a first priority (subject to certain customary exceptions) security interest in and liens on all of the respective present and future property and assets to secure all of the obligations under the Senior Secured Credit Facility, and any interest rate swap or similar agreements with a senior lender under the Senior Secured Credit Facility.

On January 14, 2005, simultaneously with the completion of the offering of the Senior Floating Rate Notes referred to below, ATT entered into an amendment (‘‘Amendment No.1’’) to the terms of the Senior Secured Credit Facility. As amended, availability under the Senior Secured Credit Facility was restricted to the lesser of $75,000 and the borrowing-base amount, which was equal to (a) 85% of the amount of eligible receivables, plus (b) the lower of (i) 55% of the cost or fair market value of eligible inventory and (ii) if an inventory appraisal has been performed, 80% of the orderly liquidation value of Ames True Temper, Inc.’s inventory, plus (c) a percentage of eligible equipment or real property determined by Bank of America, N.A., as administrative agent, and not objected to by the required lenders. On December 1, 2005, the Company entered into Amendment No. 2 to the terms of the Senior Secured Credit Facility, which temporarily changed certain financial covenants for the Company’s fiscal 2006 performance. The Senior Secured Credit Facility was amended and restated on April 7, 2006 as described below.

Senior Subordinated Notes

On June 28, 2004, we completed a private offering of $150.0 million in aggregate principal amount at maturity of 10% Senior Subordinated Notes due July 15, 2012. The Senior Subordinated Notes are fully and unconditionally guaranteed by the Company on a senior subordinated basis. On August 10, 2004, we filed a registration statement with respect to new notes having substantially identical terms as the original notes, as part of an offer to exchange registered notes for the privately issued original Senior Subordinated Notes. The new notes evidence the same debt as the original Senior Subordinated Notes, are entitled to the benefits of the indenture governing the original Senior Subordinated Notes and are treated under the indenture as a single class with the original notes. The exchange offer was completed on November 24, 2004.

The new Senior Subordinated Notes are unsecured senior subordinated obligations and rank behind all of our existing and future senior debt, including borrowings under the Senior Secured Credit Facility and the Amended and Restated Senior Secured Credit Agreement, equally with any of our future senior subordinated debt, ahead of any of our future debt that expressly provides for subordination to the new Senior Subordinated Notes and effectively behind all of the existing and future liabilities of our subsidiaries, including trade payables. The Company also guarantees the new Senior Subordinated Notes on a senior subordinated basis. This guarantee ranks behind all existing and future senior debt of the Company, including the guarantee of the Senior Secured Credit Facility and the Senior Floating Rate Notes, equal to all future senior subordinated indebtedness and ahead of all future debt that expressly provides that it is subordinated to the guarantee.

We pay interest on the new Senior Subordinated Notes semi-annually in cash, in arrears, on January 15 and July 15 at an annual rate of 10.0%. The indenture governing new Senior Subordinated

ATT Holding Co.

Notes to Consolidated Statements (Continued)

Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting our ability and the ability of our restricted subsidiaries to borrow money, guarantee debt or sell preferred stock, create liens, pay dividends on or redeem or repurchase stock, make certain investments, sell stock in our restricted subsidiaries, restrict dividends or other payments from restricted subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies.

The indenture governing the new Senior Subordinated Notes contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; violations of certain covenants; certain bankruptcy-related events; invalidity of liens; non-payment of certain legal judgments; and cross defaults with certain other indebtedness. We may redeem the Senior Subordinated Notes on or after July 15, 2008, except we may redeem up to 35% of the new Senior Subordinated Notes prior to July 15, 2007 with the proceeds of one or more public equity offerings. We are required to redeem the new Senior Subordinated Notes under certain circumstances involving changes of control.

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

The Senior Floating Rate Notes, issued at a 0.5% discount, bear interest at a floating rate per annum, reset quarterly, equal to LIBOR plus 4%, which was 9.51% at September 30, 2006. The Senior Floating Rate Notes pay interest quarterly in cash in arrears on January 15, April 15, July 15 and October 15 of each year. The Senior Floating Rate Notes mature on January 15, 2012, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the Indenture. The Company guarantees the Senior Floating Rate Notes.

The Senior Floating Rate Notes are unsecured, unsubordinated obligations of ATT. They are effectively subordinated to all existing and future secured debt, to the extent of the assets securing such debt, including borrowings under the Senior Secured Credit Facility and the Amended and Restated Senior Secured Credit Agreement, pari passu with all future senior unsecured indebtedness, senior in right of payment to all existing and future senior subordinated debt, including the Senior Subordinated Notes, and effectively behind all of the existing and future liabilities of ATT’s subsidiaries, including trade payables.

Interest Rate Swaps

In connection with the issuance of the Senior Floating Rate Notes, ATT entered into interest rate swaps (the ‘‘Swaps’’) with Bank of America, N.A. and Wachovia Bank, N.A. Pursuant to the Swap with Bank of America, N.A., which became effective on January 17, 2006, ATT swaps 3-month LIBOR rates for fixed interest rates of 4.31% on a notional amount of $100,000 for the period from January 17, 2006 through January 15, 2008, $66,667 for the period from January 16, 2008 to January 15, 2009 and $33,333 for the period from January 16, 2009 through January 15, 2010. Pursuant to the Swap with Wachovia Bank, N.A., effective January 15, 2006, ATT swaps 3 month LIBOR rates for fixed interest rates of 4.29% on a notional amount of $50,000 for the period from January 15, 2006 through January 15, 2008, $33,333 for the period from January 16, 2008 to January 15, 2009 and $16,667 for the period from January 16, 2009 through January 15, 2010. These swaps fix the variable rate portion of the Senior Floating Rate Notes, while there is an additional margin of 4.00% that is fixed.

ATT Holding Co.

Notes to Consolidated Statements (Continued)

Term Note

On July 19, 2005, the Company entered into a $2,700 Term Note, Loan and Security Agreement and Subordination Agreement with a Lender. This note is payable in monthly installments over five years. The interest rate per annum is equal to 2.5% and secured by certain collateral, which was agreed to by the Administrative Agent of the Senior Secured Credit Facility. Under the terms of this note, the Company is required to create 108 jobs at the new manufacturing facility in Pennsylvania within three years of the completion of the facility. The Term Note contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation: nonpayment of principal, interest, fees and failure to perform or observe certain covenants. As of September 30, 2006, the Company was in compliance with these covenants.

Amended and Restated Senior Secured Credit Agreement

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

Borrowings outstanding under the revolving credit facility as of September 30, 2006 and October 1, 2005 were $66,608 and $0, respectively. The Company had letters of credit outstanding totaling $4,392 and $1,410 as of September 30, 2006 and October 1, 2005, respectively. The total amount available under the revolving credit facility at September 30, 2006 was $45,365. The interest rate for base rate loans under the revolving credit facility is calculated as the higher of 1) the prevailing Federal Funds rate plus 50 basis points or 2) the administrative agent’s prime interest rate plus an applicable rate determined by the Company’s consolidated leverage ratio as defined in the Credit Agreement. The interest rate for base rate loans under the revolving credit facility was 9.25% at September 30, 2006.

Total indebtedness is as follows:

	September 30, 2006	October 1, 2005
Revolving loan facility dated 4/7/06, expires 2011	$66,608	$—
Term Note due 2010	2,103	2,618
Senior Floating Rate Notes due 2012	150,000	150,000
10% Senior Subordinated Notes due 2012	150,000	150,000
Total debt	368,711	302,618
Less short-term revolving loan facility	(66,608)	—
Current portion of long-term debt	(528)	(515)
Less unamortized discount	(563)	(670)
Long-term debt	$301,012	$301,433

The Credit Agreement and the Senior Subordinated Notes contain various affirmative and negative covenants customary for similar credit facilities (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions (with exceptions) on: liens; debt; loans, acquisitions, joint ventures and other investments; mergers and consolidations, sales, transfers

ATT Holding Co.

Notes to Consolidated Statements (Continued)

and other dispositions of property or assets; dividends, distributions, redemptions and other restricted payments; changes in the nature of the Company’s business; transactions with affiliates; and prepayment, redemption or repurchase of certain debt. In addition, the Credit Agreement and term note require that the Company meet certain financial covenants. Capital expenditures are subject to fiscal year limitations of $19,125 in 2006, $16,125 in 2007 and $15,000 thereafter. In the event the Company triggers Cash Dominion as defined in the Credit Agreement, the Company is required to maintain a minimum consolidated EBITDA of $41,000 for any period of four quarters ending on the last day of any fiscal quarter. As of September 30, 2006, the Company was in compliance with all applicable debt covenants.

Interest payments were approximately $31,459, $24,642, $2,004, and $7,229 for the fiscal year ended September 30, 2006, fiscal year ended October 1, 2005, and the period ended September 25, 2004 and period ended June 27, 2004, respectively.

ATT Holding Co.

Notes to Consolidated Statements (Continued)

11.	Lease Arrangements

The Company leases certain distribution and production facilities, machinery, computer hardware, computer software, office equipment, and vehicles under lease arrangements of varying terms. The most significant lease commitments involve distribution and production facilities with lease terms of up to 17 years.

Rental expense for operating leases was $11,894, $10,714, $2,496, and $6,748 for the fiscal year ended September 30, 2006, for the fiscal year ended October 1, 2005, the period ended September 25, 2004, and the period ended June 27, 2004, respectively.

Future minimum rental commitments under noncancelable operating leases as of September 30, 2006 are as follows:

2007	$10,495
2008	10,211
2009	10,179
2010	8,496
2011	8,336
Thereafter	54,072
Total minimum lease payments	$101,789

12.	Pension and Other Postretirement Benefits

The Company has three noncontributory defined benefit plans covering substantially all of its United States employees. The benefits under these plans are based primarily on years of credited service and compensation as defined under the respective plan provisions. The Company’s funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such amounts as the Company may determine to be appropriate from time to time. The Company also sponsors two Supplemental Executive Retirement Plans, which are nonqualified, unfunded plans designed to provide certain senior executives defined pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code. The Company also provides healthcare and life insurance benefits for certain groups of retirees through several plans. The benefits are at fixed amounts per retiree and are partially contributory by the retiree.The following table provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and the funded status of the Company’s U.S. qualified defined-benefit pension (valuation dates June 30, 2006 and June 30, 2005), non-qualified defined-benefit pension, and postretirement benefit plans with the amounts recognized in the Company’s consolidated balance sheets at September 30, 2006 and October 1, 2005:

ATT Holding Co.

Notes to Consolidated Statements (Continued)

	Pension Benefits		Other Benefits
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Change in projected benefit obligation
Benefit obligation at beginning of period	$128,641	$106,492	$3,028	$2,464
Acquisition of business	25,753	—	206	—
Service cost, net	2,782	2,518	3	23
Interest cost	6,962	6,050	150	148
Participant contribution	—	—	10	—
Curtailment, purchase accounting	—	798	—	393
Assumption changes	(15,388)	17,034	(1,532)	298
Actuarial loss (gain)	(3,496)	1,644	(20)	(111)
Benefits paid	(8,185)	(5,895)	(66)	(187)
Benefit obligation at end of period	$137,069	$128,641	$1,779	$3,028
Change in fair value of plan assets
Fair value at beginning of period	$108,672	$104,719	$—	$—
Acquisition of business	22,767	—	—	—
Actual return on plan assets	7,538	10,432	—	—
Employer contributions	223	—	56	187
Participant contribution	—	—	10	—
Benefits paid	(8,185)	(5,895)	(66)	(187)
Plan expenses	(525)	(584)	—	—
Fair value at end of period	$130,490	$108,672	$—	$—
Funded status of plan
Plan assets less than projected benefit obligation	$(6,579)	$(19,969)	$(1,779)	$(3,028)
Unrecognized prior service cost	360	—	4	—
Unrecognized net (gain) loss	2,759	19,521	(1,510)	42
Net amount recognized	$(3,460)	$(448)	$(3,285)	$(2,986)

	Pension Benefits		Other Benefits
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Amounts recognized in balance sheet consist of
Accrued benefit liability	$(4,315)	$(13,788)	$(3,285)	$(2,986)
Accumulated other comprehensive income	855	13,340	—	—
Net amount recognized	$(3,460)	$(448)	$(3,285)	$(2,986)

ATT Holding Co.

Notes to Consolidated Statements (Continued)

The weighted-average assumptions used in determining the net periodic pension cost for the Company’s defined benefit and retiree plans, covering employees in the United States are presented below.

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Discount rate	5% - 6%	6.25%	5% - 6%	6.25%
Rate of compensation increase	2.75% - 4%	3.50%	—	—
Expected return on assets	8.5% - 9%	9.00%	—	—

The weighted-average assumptions used in determining the plan obligations for the Company’s defined benefit and retiree plans, covering employees in the United States, at the measurement dates of June 30, 2006 and June 30, 2005 are presented below.

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Discount rate	6.15%	5.00%	6.15%	5.00%
Rate of compensation increase	3.5% - 4%	2.75%	—	—

The accumulated benefit obligations for the Company’s U.S. defined benefit plans at the measurement dates were $132,054 at June 30, 2006 and $122,460 at June 30, 2005.

Amounts recognized in the income statement consist of:

	Pension Benefits		Other Benefits
	Fiscal year ended September 30, 2006	Fiscal year ended October 1, 2005	Fiscal year ended September 30, 2006	Fiscal year ended October 1, 2005
Service cost	$3,307	$3,102	$3	$23
Interest cost	6,962	6,050	150	148
Actual return on plan assets	(10,173)	(10,432)	—	—
Asset gain deferred	513	1,253	0	—
Net periodic benefit cost (credit)	$609	$(27)	$153	$171

The Company anticipates making contributions of $97 to the U.S. defined benefit pension plan and $4 to its retiree plan during the fiscal year beginning on October 1, 2006.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid to participants in the U.S. pension and retiree plans:

	Pension Benefits	Postretirement Benefits
2007	$9,033	$145
2008	9,023	143
2009	8,987	141
2010	8,905	136
2011	8,922	134
Five year period beginning thereafter	46,973	639

The Company’s Irish subsidiary administers a defined benefit pension plan. The following table provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and the funded status of this pension plan. The measurement dates were September 30, 2006 and September 30, 2005.

ATT Holding Co.

Notes to Consolidated Statements (Continued)

	September 30, 2006	October 1, 2005
Change in projected benefit obligation
Benefit obligation at beginning of period	$7,610	$5,558
Service cost, net	206	268
Interest cost	282	299
Assumption changes	(273)	1,522
Actuarial (gain) loss	(515)	530
Benefits paid	(186)	(339)
Effect of foreign currency	343	(228)
Benefit obligation at end of period	$7,467	$7,610
Change in fair value of plan assets
Fair value at beginning of period	$5,808	$5,017
Actual return on plan assets	630	1,152
Employer contributions	405	101
Plan participants’ contributions	—	24
Benefits paid	(223)	(339)
Effect of foreign currency	283	(147)
Fair value at end of period	$6,903	$5,808
Funded status of plan
Plan assets (less than) projected benefit obligation	$(564)	$(1,802)
Unrecognized net loss	352	1,457
Net amount recognized	$(212)	$(345)
Amounts recognized in balance sheet consist of
Accrued benefit liability	$(212)	$(507)
Accumulated other comprehensive income	—	162
Net amount recognized	$(212)	$(345)

The weighted-average assumptions used in determining the net periodic pension cost for the Irish pension plan are presented below.

	2006	2005
Discount rate	4.00%	5.00%
Rate of compensation increase	3.75%	3.75%
Expected return on assets	6.30%	6.50%

The weighted-average assumptions used in determining the plan obligations for the Irish pension plan are listed below.

	2006	2005
Discount rate	4.50%	4.00%
Rate of compensation increase	3.75%	3.75%

At the measurement date of September 30, 2006, the accumulated benefit obligation was $6,289.

ATT Holding Co.

Notes to Consolidated Statements (Continued)

Amounts recognized in the income statement consist of:

	Fiscal year ended September 30, 2006	Fiscal year ended October 1, 2005
Service cost	$249	$243
Interest cost	282	299
Actual return on plan assets	(630)	(1,152)
Asset gain deferred	273	812
Amortization of unrecognized prior service costs	48	—
Net periodic benefit cost	$222	$202

The Irish subsidiary anticipates making contributions of $203 to the plan during the fiscal year beginning on October 1, 2006.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid to plan participants:

2006	$181
2007	200
2008	223
2009	250
2010	282
Five year period beginning thereafter	1,502

The tables above set forth the historical components of net periodic pension cost and a reconciliation of the funded status of the pension and other postretirement benefit plans for the employees associated with the Company and are not necessarily indicative of the amounts to be recognized by the Company on a prospective basis.

The assets of the Ames True Temper, Inc. Pension Plan are invested and managed by Mellon Bank, which acts as both trustee and administrator. The Ames True Temper Benefits Committee meets quarterly to review current investment policy and to monitor Mellon Bank’s fund performance. The assets of UnionTools, Inc. Retirement Plan and Trust and Pension Plan and Trust are invested and managed by Diversified Investment Advisors, which acts as both trustee and administrator. The assets of all plans are invested in a manner consistent with the Fiduciary Standards of the Employee Retirement Income Security Act of 1974. Investment strategy is based on a rolling time horizon of three to five years. The investment objective is to achieve the highest possible return commensurate with the assumed level of risk. Based on key characteristics such as work force growth, plan maturity, and assets vs. liabilities, a slightly conservative to normal risk portfolio asset mix structure has been adopted.

The asset allocations attributable to the Company’s U.S. pension plan, excluding the Union plans, at June 30, 2006 and the target allocation of plan assets for the period beginning July 1, 2006, by asset category, are as follows (as permitted by SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106, the Company has deferred reporting of this information for its Irish pension plan assets):

ATT Holding Co.

Notes to Consolidated Statements (Continued)

	Target Allocation June 30, 2006	Percentage of Assets July 1, 2006
Domestic equity securities	58%	58%
Fixed income securities	30%	30%
International equity securities	12%	12%

The asset allocation attributed to the Union pension plans at June 30, 2006 and the target allocation of plan assets for the period beginning July 1, 2006, by asset category, are as follows:

	Target Allocation June 30, 2006	Percentage of Assets July 1, 2006
Equity securities	65%	66% - 79%
Debt securities	5%	5% - 8%
Other	30%	13% - 29%

The Company has a defined contribution savings plan that covers substantially all of its eligible U.S. employees. The purpose of the plan is generally to provide additional financial security to employees during retirement. Participants in the savings plan may elect to contribute, on a pre-tax basis, a certain percent of their annual earnings with the Company matching a portion of these contributions. Expenses under the plan related to the Company’s matching contribution were $656, $522, $121 and $353 for the fiscal year ended September 30, 2006, the fiscal year ended October 1, 2005, and the periods ended September 25, 2004 and June 27, 2004, respectively.

The Company’s Canadian subsidiary, Garant Inc., operates a group-registered retirement savings plan. The Company matches 50% of nonunion employee contributions, up to 3% of an employee’s base salary. The expenses related to the plan for the Company for the fiscal year ended September 30, 2006, the fiscal year ended October 1, 2005 and the periods ended September 25, 2004 and June 27, 2004 were $56, $80, $21 and $40, respectively.

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

Series A Preferred Stock

The Company is authorized to issue 100,000 shares of Series A Preferred Stock at a par value of $0.0001. There were 62,495 shares issued and outstanding as of September 30, 2006 and October 1, 2005. Dividends on each share of the Series A Preferred Stock were accrued on a daily basis at the rate of 10% per annum of the Liquidation Value thereof plus all accumulated and unpaid dividends thereon from and including the date of issuance of such share to and including the first to occur of (i) the date on which the Liquidation Value of such share (plus all accrued and unpaid dividends thereon) is paid to the holder thereof in connection with the liquidation of the Company or the redemption of such share by the Company or (ii) the date on which such share is otherwise acquired by the Company. Predecessor Company I had $16,925 accumulated and unpaid dividends as of June 27, 2004, which were paid out on June 28, 2004, the day of sale. The Company had $15,718 and $8,296 accumulated, unrecorded and unpaid dividends as of September 30, 2006 and October 1, 2005, respectively.

Upon any liquidation, dissolution or winding up of the Company, each holder of Series A Preferred Stock shall be entitled to be paid, before any distribution or payment is made upon any junior

ATT Holding Co.

Notes to Consolidated Statements (Continued)

securities, an amount in cash equal to the aggregate Liquidation Value of all shares held by such holder plus all accrued and unpaid dividends thereon, and the holders of Series A Preferred Stock shall not be entitled to any further payment. The aggregate Liquidation Preference was $62,495 as of June 27, 2004, which was purchased by the buyer on June 28, 2004, the day of sale. The aggregate Liquidation Preference was $62,495 as of September 30, 2006 and October 1, 2005, which excludes any accumulated dividends. The Series A Preferred Stock has no voting rights.

Class A and B Common Stock

The Company is authorized to issue 1,600,000 shares of Class A Common Stock at a par value of $0.0001. There were 726,556 shares issued and outstanding as of September 30, 2006 and October 1, 2005.

The Company is authorized to issue 300,000 shares of Class B Common Stock at a par value of $0.0001. There were 267,448 shares issued and outstanding as of September 30, 2006 and October 1, 2005.

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

Warrants

In conjunction with the issuance of $47,000 Senior Subordinated Notes on January 14, 2002, Predecessor Company I issued warrants to purchase 124,859 shares of Class A Common Stock at a price equal to $.01 per share. The warrants were exercisable at any time prior to January 13, 2010. In connection with the sale of the Predecessor Company I, CHATT Holdings Inc. purchased the warrants to purchase Class A Common Stock on June 28, 2004. These warrants were outstanding at September 30, 2006 and October 1, 2005.

14.	Segment Information

The Company’s operations are classified into one business segment. These operations are conducted primarily in the United States, and to a lesser extent, in Canada and Europe. The following table presents certain data by geographic areas:

	Identifiable Assets	Net Sales	Earnings Before Income Taxes
Fiscal year ended September 30, 2006
United States	$399,890	$407,444	$(13,153)
Europe	6,589	6,453	150
Canada	51,842	69,704	8,426
Total	$458,321	$483,601	$(4,577)

ATT Holding Co.

Notes to Consolidated Statements (Continued)

	Identifiable Assets	Net Sales	Earnings Before Income Taxes
Fiscal year ended October 1, 2005
United States	$323,665	$382,980	$(110,556)
Europe	5,869	6,730	11
Canada	45,491	60,894	(17,610)
Total	$375,025	$450,604	$(128,155)

	Identifiable Assets	Net Sales	Earnings Before Income Taxes
Period ended September 25, 2004
United States	$410,801	$71,054	$(12,981)
Europe	6,432	1,833	1
Canada	66,004	10,157	122
Total	$483,237	$83,044	$(12,858)

	Identifiable Assets	Net Sales	Earnings Before Income Taxes
Predecessor Company I
Period ended June 27, 2004
United States	$251,205	$307,465	$27,482
Europe	5,919	5,405	347
Canada	22,787	42,573	5,480
Total	$279,911	$355,443	$33,309

15.	Other (Income) Expense

Other (income) expense consists of the following:

			Predecessor Company I
	Fiscal year ended September 30, 2006	Fiscal year ended October 1, 2005	Period ended September 25, 2004	Period ended June 27, 2004
Foreign exchange (gain) loss	$(76)	$(46)	$(82)	$71
Legal settlement	(5,587)	—	—	—
Other	7	(40)	46	128
Total	$(5,656)	$(86)	$(36)	$199

On May 15, 2006, the Company entered into a Settlement and Release Agreement (the ‘‘Agreement’’) with Jacuzzi Brands, Inc (‘‘Jacuzzi’’). Under the terms of the Agreement, Jacuzzi paid to the Company $6,165 as settlement payment and dismissed the court actions against all defendants related to the acquisition of the Company by affiliates of Castle Harlan, Inc. In return, the Company agreed to release Jacuzzi from any damages related to any environmental indemnities or wheelbarrow claims. A portion of the settlement payment in the amount of $578 offset the recording of additional environmental liabilities as a result of the release of the environmental indemnities. The remaining balance of the settlement, $5,587, was recorded as other income during fiscal year 2006.

16.	Related Party Transactions

The Company entered into a management agreement with Castle Harlan, Inc., an affiliate of a shareholder, to provide business and organizational strategy, financial and investment management,

ATT Holding Co.

Notes to Consolidated Statements (Continued)

advisory, merchant and investment banking services to the Company. The Company paid $3,186 at the closing of the acquisition of Predecessor Company I in connection with one-time transaction services in connection with the acquisition. During the fiscal year ended September 30, 2006 and the fiscal year ended October 1, 2005, the Company recorded expenses of $1,869 and $1,526, respectively, for the annual management fee plus expenses, which is payable quarterly in advance in accordance with the management agreement.

Wind Point Partners, a shareholder of Predecessor Company I, provided certain management services to Predecessor Company I. Fees incurred for the period ended June 27, 2004 were $606.

17.	Commitments and Contingencies

During December 2004, a customer of Union’s was named in litigation that involved the Company’s products. The complaint asserted causes of action against the defendant for improper advertisement to the consumer. The allegation suggests that advertisements lead the consumer to believe that the hand tools sold were manufactured in the boundaries of the United States. The allegation asserts cause of action against the customer for common law fraud. In the event that courts would deem a judgment against our customer, there is a possibility that the customer would seek legal recourse for a unspecified amount in contributory damages.

The Company is involved in lawsuits and claims, including certain environmental matters, arising out of the normal course of its business. In the opinion of management, the ultimate amount of liability, if any, under pending litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company has future minimum purchase obligations and royalty payments under certain supply contracts associated with its operations. The future minimum purchases under this contract as of September 30, 2006 are as follows: $1,772 for 2007 and $1,772 for 2008.

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

Name	Age	Position
Richard Dell	60	President and Chief Executive Officer; Member of our board of directors, the board of directors of our parent, the board of directors of the buyer and the board of directors of the buyer parent
Duane Greenly	56	Chief Operating Officer
David M. Nuti	47	Chief Financial Officer
Geoff Brownrigg	43	Vice President, Marketing
Joseph Wersosky	48	Vice President, National Sales
Christopher Frew	41	Vice President, Wholesale, Industrial and International Sales
Jean Gaudreault	50	President and General Manager, Garant (Canada)
Tom O’Connor	60	Managing Director, True Temper Ltd. (Ireland)
Chris Ebling	55	Vice President, Human Resources
Michael Doyle	51	Vice President, Information Technology
Daniel Yurovich	44	Vice President, Manufacturing
William Kley	59	Vice President, Logistics
Troy W. Bryce	38	Chief Accounting Officer
Denise Z. MacIvor	46	Director, Corporate Services, Treasury and Risk Management
John K. Castle	66	Member of the Board of Directors of the buyer parent
Justin B. Wender	37	Member of the Board of Directors of the buyer parent
William M. Pruellage	33	Member of the Board of Directors of the buyer parent
John E. Morningstar	30	Member of the Board of Directors of the buyer parent
Robert Elman	68	Member of the Board of Directors of the buyer parent
Edward LeBlanc	60	Member of the Board of Directors of the buyer parent
Kenneth Roman	75	Member of the Board of Directors of the buyer parent

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

David Nuti was appointed to the position of Chief Financial Officer of Ames True Temper effective March 1, 2006. Mr. Nuti most recently served as CFO and Senior Vice President, Administration for Rubicon Technology from 2004 to 2006. From 2002 to 2004, he served as CFO and Vice President, Operations at Third Wave Technologies, Inc., from 2000 to 2002, he was

Vice President Corporate Controller at Fiskars and from 1991 to 1999, Mr. Nuti was with Rubbermaid, Inc. in various senior financial and operational roles. Mr. Nuti began his career with Container Corporation of America and Anchor Hocking Packaging Company and holds an MBA from Lewis University.

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

Joseph Wersosky has been our Vice President, National Sales since 1999. Mr. Wersosky joined Garant in 1986, before it was purchased by Ames in 1991. During his time with us, he has served as Director of Sales—The Home Depot and General Sales Manager for the Company.

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

Thomas O’Connor has been the Managing Director of True Temper Ltd., Ireland since July 2005. Mr. O’Connor joined the True Temper Ltd. in 1985 and served in various sales and marketing functions most recently as Sales and Marketing Director. Prior to joining True Temper Ltd., Mr. O’Connor served 10 years with I. S. Varian & Co. Ltd. Dublin, Ireland in Sales and 6 years with Polycell Products Ltd. United Kingdom.

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

Michael Doyle joined us in November 2006 as Vice President of Information Technology. Prior to joining us, Mr. Doyle ran his own information technology practice, Doyle Technology Consulting, focused on mergers, acquisitions and divestitures from 2002 to 2006. Before forming Doyle Technology Consulting, he was Director, Information Technology Infrastructure for Agere Systems and was a key player in the spin off of Agere from Lucent Technologies from 1997 to 2002. Mr. Doyle has also held various senior information technology positions with General Electric, ARINC and Black & Decker, along with a technology solutions group role at EMC.

Daniel Yurovich is our Vice President of Manufacturing. He joined us in April of 2006. Prior to joining us, Mr. Yurovich held the position of President/CEO of Barry Controls Defense and Industrial, a subsidiary of Hutchinson S.A., from 2001 to April 2006. Before joining Barry Controls, Mr. Yurovich was a key player in the turn around and sale of Morgan Manufacturing as the Director of Support Services. Mr. Yurovich started his career at Amerock, a division of Newell, after leaving the Marine Corps, where he attained the rank of Major. Mr Yurovich is a US Naval Academy Graduate and has a Masters degree in finance and accounting.

William Kley has been our Vice President of Logistics since June 2006. Mr Kley joined our Company in 2003 as Director of Materials. From 2000 to 2002, Mr. Kley was Director of Global Supply Chain Management for Southco. Mr. Kley served as Vice President of Logistics for the Kendall Division of Tyco International from 1995 to 1999. From 1993 to 1994, he served as Director of Materials Management for Sara Lee’s Aris Isotoner Division and from 1986 to 1993 was Director of Logistics for Philips Electronics’ Lighting Division. Mr. Kley started his career in manufacturing and distribution with Johnson & Johnson.

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

Justin B. Wender is a member of the board of directors of the buyer parent.  Mr. Wender is the President of Castle Harlan, Inc. Prior to joining Castle Harlan in 1993, Mr. Wender worked in the Corporate Finance Group of Merrill Lynch & Co., where he assisted clients with a variety of corporate finance matters. He is a board member of McCormick & Schmick’s Seafood Restaurants, Inc., Morton’s Restaurant Group, Ames True Temper, Caribbean Restaurants Polypipe Building Products Limited and Baker & Taylor. In addition, he currently serves as Chair of the International Center for the Disabled, is Trustee of Carleton College and a Board Member of the Pew Center on Global Climate Change. Mr. Wender is a Cum Laude graduate of Carleton College with a B.A. in Political Science and has his M.B.A. from the Wharton School of the University of Pennsylvania.

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

Edward LeBlanc is a member of the board of directors of the buyer parent. Mr. LeBlanc served as President, Residential and Commercial Division of Kidde, Inc. from September 2000 until his retirement in December of 2005. Mr. LeBlanc served as President and CEO of Regent Lighting Corporation from 1997 until 2000. Prior to joining Regent, Mr. LeBlanc held a number of positions with Macklanburg-Duncan over a 19-year period including President and Chief Operating Officer. Mr. LeBlanc also serves on the Boards of IPS Inc. and Pro Build Corporation.

Kenneth Roman is a member of the board of directors of the buyer parent. Mr. Roman was Executive Vice President of American Express from 1989 to 1991. Mr. Roman spent 26 years with Ogilvy & Mather Worldwide (and its parent, The Ogilvy Group). Mr. Roman was Chairman and Chief Executive Officer of The Ogilvy Group from 1988 to 1989, Chairman of Ogilvy & Mather Worldwide from 1985 to 1989. Mr. Roman has served on a dozen corporate boards—including Compaq Computer, Brunswick Corp. and Gartner Inc.

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

The following table sets forth information regarding compensation for the last three fiscal years awarded to, earned by or paid to our chief executive officer and our other four most highly compensated executive officers at the end of fiscal 2006:

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	All Other Compensation (1) ($)
Richard Dell	2006	473,562	265,194	—	6,300
President and Chief Executive Officer	2005	459,768	—	—	6,300
	2004	448,053	223,961	—	—
Duane Greenly	2006	253,694	152,216	—	6,300
Chief Operating Officer	2005	246,304	—	—	6,300
	2004	240,759	166,610	—	—
David Nuti(2)	2006	130,927	103,659	—	222,926
Chief Financial Officer	2005	—	—	—	—
	2004	—	—	—	—
Jean Gaudreault	2006	223,062	179,489	—	8,857
President and General Manager, Garant	2005	202,922	104,611	—	4,971
	2004	196,084	95,981	—	7,763
Geoff Brownrigg(3)	2006	189,056	76,627	—	70,606
Vice President, Marketing	2005	160,204	37,000	—	4,250
	2004	—	—	—	—

(1)	All Other Compensation includes car allowances and reimbursement of relocation expenses for certain executives.

(2)	Mr. Nuti joined our company in March 2006.

(3)	Mr. Brownrigg joined our company in February 2005.

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

Employment Agreements

We have employment agreements with Richard Dell, Duane Greenly, David Nuti, Jean Gaudreault, Geoff Brownrigg, Joseph Wersosky, and Daniel Yurovich. The term of each executive’s agreement is three years and will be automatically renewed for consecutive one-year periods, unless within 60 days prior to the expiration of the employment term, either party to the agreement provides notice of its election to terminate the agreement. Mr. Dell’s annual base salary is $470,000, Mr. Greenly’s is $250,000, Mr. Nuti’s is $230,000, Mr. Brownrigg’s is $190,000, Mr. Wersosky’s is $170,000, Mr. Gaudreault’s is CDN$230,000 and Mr. Yurovich’s is $170,500. Their agreements provide that their base salary is subject to increase from time to time, solely at our discretion. During the employment period, each executive is eligible to receive a cash bonus based on the achievement of budgeted performance goals, as well as additional bonuses based on the achievement of performance goals and objectives approved by the buyer parent’s board of directors. Each executive is eligible to receive employee benefits comparable to the benefits provided to our other senior executive officers and to the benefits provided to him or her immediately prior to the date of his or her agreement and will be reimbursed by us for any business expenses reasonably incurred.

As the result of the merger of Acorn and UnionTools, we have an employment agreement with John G. Jacob, Union’s Chief Financial Officer. His annual base salary is $250,000 and runs for the period of April 2, 2006 thru November 30, 2006. Mr. Jacob’s agreement provides customary termination events, including death, permanent disability and cause. Mr. Jacob will be entitled to receive Accrued Benefits and a Severance Payment payable in tweleve monthly installments upon completion of his employment period. We also have an employment agreement with A. Corydon Meyer, who accepted the position of Senior Executive Vice President of Business Development, with the Company. His annual base salary is $364,000.

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

	Years of Service
Salary	15 Years	20 Years	25 Years	30 Years	35 Years	40 Years
$125,000	$30,401	$40,534	$50,668	$60,801	$60,801	$60,801
$150,000	$37,338	$49,784	$62,230	$74,676	$74,676	$74,676
$175,000	$44,276	$59,034	$73,793	$88,551	$88,551	$88,551
$200,000	$51,213	$68,284	$85,355	$102,426	$102,426	$102,426
$225,000	$58,151	$77,534	$96,918	$116,301	$116,301	$116,301
$250,000	$65,088	$86,784	$108,480	$130,176	$130,176	$130,176
$300,000	$78,963	$105,284	$131,605	$157,926	$157,926	$157,926
$350,000	$92,838	$123,784	$154,730	$185,676	$185,676	$185,676
$400,000	$106,713	$142,284	$177,855	$213,426	$213,426	$213,426
$450,000	$120,588	$160,784	$200,980	$241,176	$241,176	$241,176
$500,000	$134,463	$179,284	$224,105	$268,926	$268,926	$268,926
$550,000	$148,338	$197,784	$247,230	$296,676	$296,676	$296,676

(1)	At September 30, 2006 Messrs. Dell, Greenly and Reed had 4.75, 4.75 and .92 years of benefit service, respectively.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Beneficial ownership is determined in accordance with the rules of the SEC. Accordingly, the following table does not reflect certain Class B management incentive units of buyer parent that are subject to vesting or units that have been repurchased from certain departed members of management. To our knowledge, each of the holders of units of ownership interests listed below has sole voting and investment power as to the units owned unless otherwise noted. The holders of Class A-1 and A units will not ordinarily have the right to vote on matters to be voted on by unitholders. Holders of Class A-1, A and Class B units will also have different rights with respect to distributions.

Name and Address of Beneficial Owner	Number of Class A1, A Units	Percentage of Total Class A1, A Units (%)	Number of Class B Units	Percentage of Total Class B Units (%)
CHAMES Holdings I LLC(1)(2)	961,564	87.03%	961,564	87.03%
John K. Castle(1)(3)	961,564	87.03%	961,564	87.03%
Richard Dell(1)	60,398	5.47%	60,398	5.47%
Duane Greenly(1)	22,706	2.06%	22,706	2.06%
David Nuti	1,000	*	1,000	*
Jean Gaudreault(1)	4,723	*	4,723	*
Geoff Brownrigg(1)	400	*	400	*
Justin B. Wender(1)	0	*	0	*
William M. Pruellage(1)	0	*	0	*
John Morningstar(1)	0	*	0	*
Robert Elman(1)	1,000	*	1,000	*
Edward LeBlanc(1)	500	*	500	*
Kenneth Roman(1)	2,000	*	2,000	*
All directors and executive officers as a group (including those listed above)	1,078,100	97.58%	1,078,100	97.58%

*	Denotes beneficial ownership of less than 1% of the class of units.

(1)	The address for CHP IV and Messrs. Castle, Morningstar, Pruellage and Wender is c/o Castle Harlan, Inc., 150 East 58th Street, New York, New York 10155. The address for Mr. Dell, our other executive officers named in the table and Messrs. Elman, LeBlanc and Roman is 465 Railroad Avenue, Camp Hill, Pennsylvania 17011.

(2)	CHP IV is the direct parent of CHAMES Holdings I LLC and includes units of ownership interests held by related entities and persons, all of which may be deemed to be beneficially owned by CHP IV. CHP IV disclaims beneficial ownership of these units.

(3)	John K. Castle, a member of buyer parent’s board of directors, is the controlling stockholder of Castle Harlan Partners IV, G.P., Inc., the general partner of the general partner of CHP IV, the indirect parent of the buyer parent, and as such may be deemed a beneficial owner of the units of the buyer parent owned by CHP IV and its affiliates. Mr. Castle disclaims beneficial ownership of all units in excess of his proportionate partnership share of CHP IV.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement

On June 28, 2004, at the closing of the acquisition, we entered into a management agreement with Castle Harlan, Inc., as manager, under which Castle Harlan provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the buyer parent, the buyer, our parent and us. As compensation for those services, we will pay to Castle Harlan (1) for services rendered during the first year of the term of the agreement, a management fee equal to 1.5% of the aggregate equity contributions made upon closing of the acquisition by CHP IV and its affiliates (including their limited partners), payable on June 28, 2005, (2) for services rendered during the second year of the term of the agreement, a management fee equal to 1.5% of the aggregate equity contributions made on June 28, 2004 by CHP IV and its affiliates (including their limited partners), payable quarterly in advance and (3) for services rendered after the second full year of the agreement, an annual management fee equal to 3.0% of the aggregate equity contributions made on June 28, 2004 by CHP IV and its affiliates (including their limited partners), payable quarterly in advance. Under the management agreement, we will also pay Castle Harlan, for services rendered in connection with the transactions, a one-time transaction fee, payable on June 28, 2004, equal to 3% of the aggregate equity contributions made on June 28, 2004 by CHP IV and its affiliates (including their limited partners). In addition, if at any time after the closing of the acquisition, CHP IV or its affiliates (including their limited partners) make any additional equity contributions to any of us, our parent, the buyer or the buyer parent, we will pay Castle Harlan an annual management fee equal to 3% of each such equity contribution. We will also pay or reimburse Castle Harlan for all out-of-pocket fees and expenses incurred by Castle Harlan and any advisors, consultants, legal counsel and other professionals engaged by Castle Harlan to assist in the provision of services under the management agreement. During fiscal 2006, we recorded expenses of $1.9 million related to Castle Harlan’s annual management fee.

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

Management Equity

In connection with the acquisition, certain members of management, including our executive officers, made an equity investment in the aggregate amount of approximately $14.0 million in buyer parent, through the exchange of shares of our parent’s capital stock held by management and, in a few cases, certain members of management that did not hold equity in our parent purchased an equity interest in buyer parent for cash. During fiscal 2006, new or promoted members of Ames True Temper management purchased equity units of CHATT Holdings LLC.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors appointed the firm of Ernst & Young LLP, independent registered public accounting firm (‘‘E&Y’’), to audit our books, records and accounts for the fiscal year ended September 30, 2006.

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

For the fiscal years ended September 30, 2006 and October 1, 2005, E&Y was paid the following fees for services provided us:

	Fiscal 2006	Fiscal 2005
Audit Fees(1)	$679,394	$493,214
Audit-Related Fees(2)	415,315	62,224
Tax Fees(3)	98,460	27,240
All Other Fees	—	—

(1)	Includes fees for professional services performed for the audit of our annual financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements. During fiscal 2006, certain services were performed in connection with our acquisition of Acorn Products, Inc. During fiscal 2005, certain services were provided in connection with the offering of our Senior Floating Rate Notes and registration statements associated with the aforementioned notes and the Senior Subordinated Notes.

(2)	Includes fees for professional service performed for the review of inventory control procedures as well as certain services surrounding the future compliance with section 404 of the Sarbanes-Oxley Act of 2002.

(3)	For fiscal 2006 and 2005., tax fees consist principally of fees related to tax consulting and compliance.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of this Form 10-K:

1.    Financial Statements:

A list of the Consolidated Financial Statements, related notes and Report of Independent Registered Public Accounting Firm is set forth in Item 8 of this report on Form 10-K.

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

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of April 7, 2006, by and among Acorn Products, Inc., Ames True Temper, Inc. and ATTUT Holdings, Inc.	G
3.1	Certificate of Incorporation of Ames True Temper, Inc.	A
3.2	By-laws of Ames True Temper, Inc.	A
3.3	Certificate of Incorporation of ATT Holding Co.	A
3.4	By-laws of ATT Holding Co.	A
4.1	Indenture dated as of June 28, 2004 among Ames True Temper, Inc., as Issuer, ATT Holding Co., as Guarantor and The Bank of New York, as Trustee	A
4.2	Form of 10% Senior Subordinated Notes due 2012 (included in Exhibit 4.1)	A
4.3	Registration Rights Agreement, dated June 28, 2004, among Ames True Temper, Inc., ATT Holding Co. and the Initial Purchasers	A
4.4	Indenture, dated as of January 14, 2005, among Ames True Temper, Inc. as Issuer, ATT Holding Co., as Guarantor and The Bank of New York, as Trustee	C
4.5	Form of Senior Floating Rate Notes due 2012 (included in Exhibit 4.4)	C
4.6	Registration Rights Agreement, dated January 14, 2005, among Ames True Temper, Inc., ATT Holding Co. and the Initial Purchasers	C
10.1	Stock Purchase Agreement, dated as of June 21, 2004, by and among ATT Holding Co., the Warrantholders of ATT Holding Co., Windpoint Investors V, L.P., as Sellers’ Representative, CHATT Holdings LLC, as Buyer Parent, and CHATT Holdings Inc., as Buyer.	B

Exhibit Number	Description
10.2	Credit Agreement, dated as of June 28, 2004, by and among Ames True Temper, Inc., ATT Holding Co., the lenders from time to time party thereto (each a ‘‘Lender’’ and collectively, the ‘‘Lenders’’), Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, General Electric Capital Corporation, as Documentation Agent, Wachovia Bank, National Association, as Syndication Agent and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager	B
10.2.1	Amendment No. 1 to Credit Agreement, dated January 14, 2005, by and among Ames True Temper, Inc., ATT Holding Co., as a guarantor, the banks, financial institutions and other institutional lenders parties to the Credit Agreement dated as of June 28, 2004, and Bank of America, N.A., as administrative agent.	C
10.2.2	Amendment No. 2 to Credit Agreement, dated December 1, 2005, by and among Ames True Temper, Inc., ATT Holding Co., as a guarantor, the banks, financial institutions and other institutional lenders parties to the Credit Agreement dated as of June 28, 2004, and Bank of America, N.A., as administrative agent.	D
10.2.3	Amended and Restated Credit Agreement, dated as of April 7, 2006, among Ames True Temper, Inc., Acorn Products, Inc., UnionTools, Inc., and Ames True Temper Properties, Inc., as borrowers, ATT Holding Co., as a guarantor, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other lenders party thereto.	H
10.3	Security Agreement, dated as of June 28, 2004, made by Ames True Temper, Inc., the other persons listed on the signature pages thereof to Bank of America, N.A., as Collateral Agent	B
10.4	Intellectual Property Security Agreement, dated June 28, 2004, made by the persons listed on the signature pages thereof in favor of Bank of America, N.A., as Collateral Agent	B
10.5	Subsidiary Guaranty, dated as of June 28, 2004, made by the persons listed on the signature pages thereof under the caption ‘‘Subsidiary Guarantor’’ in favor of the Secured Parties	B
10.6	Charge of Shares in respect of the shares of True Temper Limited made on June 28, 2004 between Ames True Temper, Inc. and Bank of America, N.A., as security trustee	B
10.7+	Amended and Restated Employment Agreement, dated June 28, 2004, between Ames True Temper, Inc. and Richard C. Dell	B
10.8+	Amended and Restated Employment Agreement, dated June 28, 2004, between Ames True Temper, Inc. and Judy A. Schuchart	B
10.9+	Amended and Restated Employment Agreement, dated June 28, 2004, between Ames True Temper, Inc. and Duane R. Greenly	B
10.10+	Amended and Restated Employment Agreement, dated June 28, 2004, between Ames True Temper, Inc. and George Reed, Jr.	B
10.11+	Amended and Restated Employment Agreement, dated June 28, 2004, between Ames True Temper, Inc. and Joseph Wersosky	B

Exhibit Number	Description
10.12+	Management Agreement, dated June 28, 2004, by and among Castle Harlan, Inc., ATT Holding Co., Ames True Temper, Inc. and CHATT Holdings Inc.	B
10.13+	Amended and Restated Employment Agreement, dated June 28, 2004, between Ames True Temper, Inc. and Jean Gaudreault	F
10.14+	Employment Agreement, dated March 28, 2005, between Ames True Temper, Inc. and Geoff Brownrigg	E
10.15*+	Amended and Restated Employment Agreement, dated April 7, 2006, between Ames True Temper, Inc. and A. Corydon Meyer.
10.16*+	Amended and Restated Employment Agreement, dated April 7, 2006, between Ames True Temper, Inc. and John G. Jacob.
10.17*+	Amended and Restated Employment Agreement, dated May 5, 2006, between Ames True Temper, Inc. and David M. Nuti.
12.1*	Statement Regarding Computation of Ratios
14.1	Code of Ethics	B.1
21.1	List of subsidiaries of the Company	A
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002
*	Filed herewith
(A)	Previously filed as an exhibit to the Registrants’ Registration Statement on Form S-4 (Reg. No. 333-118086) filed with the SEC on August 10, 2004.
(B)	Previously filed as an exhibit to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4 (Reg. No. 333-118086) filed with the SEC on October 7, 2004
(B.1)	Previously files as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, filed with the SEC on December 23, 2004
(C)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 18, 2005
(D)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 7, 2005
(E)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 28, 2005

Exhibit Number	Description
(F)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 22, 2005
(G)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2006
(H)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on , April 14, 2006

(b)    Reference is made to Item 15(a)(3) above.

(c)    Reference is made to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ames True Temper, Inc.
Date: December 22, 2006	By: /s/ Richard Dell
Richard Dell
President and Chief Executive Officer (Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ Richard Dell Richard Dell Dated: December 22, 2006	Director, President and Chief Executive Officer (Principal Executive Officer)
/s/ David M. Nuti David M. Nuti Dated: December 22, 2006	Chief Financial Officer (Principal Financial Officer)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal year Ended September 30, 2006, the Fiscal year Ended October 1, 2005, and the Periods Ended September 25, 2004 and June 27, 2004.
(Dollar amounts in thousands)

Allowance for doubtful accounts	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other (1)	Balance at end of period
ATT Holding Co.
Fiscal year ended September 30, 2006	$1,335	$(120)	(2)	56	$1,269
Fiscal year ended October 1, 2005	1,410	(88)	(48)	61	1,335
Period ended September 25, 2004	—	66	(449)	1,793	1,410
ATT Holding Co. (Predecessor Company I)
Period ended June 27, 2004	2,091	(95)	(50)	(51)	1,895

Valuation allowance of deferred tax asset	Balance at beginning of period	Additions	Deductions	Other (1)	Balance at end of period
Fiscal year ended September 30, 2006	$2,649	4,509	—	390	7,548
Fiscal year ended October 1, 2005	1,899	750	—	—	2,649

(1)	Primarily the impact of currency changes as well as acquisitions of certain businesses.