Form 10-Q
period 2006-12-30
Ames True Temper, Inc.
filed 2007-02-13
CIK 1297756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended December 30, 2006

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

Yes             No

As of February 13, 2007 the Registrant had 1,000 shares of its common stock, $1.00 par value, outstanding.

ATT HOLDING CO.

INDEX

Part I. Financial Information		Page No.
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets of ATT Holding Co. as of December 30, 2006 (unaudited) and September 30, 2006	1
	Condensed Consolidated Statements of Operations of ATT Holding Co. for the thirteen-week periods ended December 30, 2006 and December 31, 2005 – unaudited	2
	Condensed Consolidated Statements of Cash Flows of ATT Holding Co. for the thirteen-weeks ended December 30, 2006 and December 31, 2005 – unaudited	3
	Notes to Condensed Consolidated Financial Statements – unaudited	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	21
Part II. Other Information and Signature
Item 1.	Legal Proceedings	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security-Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits	22
	Signature	23

Item 1.    Financial Statements

ATT Holding Co.
Condensed Consolidated Balance Sheets
(In Thousands)

	December 30, 2006	September 30, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,912	$5,638
Restricted cash	2,081	2,081
Trade receivables, net	52,113	66,418
Inventories	170,317	141,239
Deferred income taxes	9,920	8,521
Prepaid expenses and other current assets	6,379	6,673
Total current assets	245,722	230,570
Property, plant and equipment, net	71,145	72,680
Intangibles, net	77,822	78,450
Goodwill	56,600	58,359
Other noncurrent assets	14,943	15,720
Total assets	$466,232	$455,779
Liabilities and stockholders’ deficit
Current liabilities:
Trade accounts payable	$50,961	$39,773
Accrued interest payable	10,247	7,325
Accrued expenses and other current liabilities	26,543	30,131
Revolving loan	79,448	66,608
Current portion of long-term debt	531	528
Total current liabilities	167,730	144,365
Deferred income taxes	26,142	26,325
Long-term debt	300,905	301,012
Accrued retirement benefits	7,538	7,812
Other liabilities	5,471	6,992
Total liabilities	507,786	486,506
Stockholders’ deficit:
Preferred stock-Series A	—	—
Common stock-Class A	—	—
Common stock-Class B	—	—
Additional paid-in capital	110,500	110,500
Predecessor basis adjustment	(13,539)	(13,539)
Retained deficit	(146,773)	(137,597)
Accumulated other comprehensive income	8,258	9,909
Total stockholders’ deficit	(41,554)	(30,727)
Total liabilities and stockholders’ deficit	$466,232	$455,779

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(In Thousands)

	Thirteen weeks ended December 30, 2006	Thirteen weeks ended December 31, 2005
	(unaudited)
Net sales	$84,942	$88,531
Cost of goods sold	62,615	67,289
Gross profit	22,327	21,242
Selling, general and administrative expenses	20,702	17,879
Loss on disposal of fixed assets	535	113
Amortization of intangible assets	373	448
Operating income	717	2,802
Interest expense	8,622	7,379
Other expense	129	74
Loss before income taxes	(8,034)	(4,651)
Income tax expense (benefit)	1,142	(1,441)
Net loss	$(9,176)	$(3,210)

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Thirteen weeks ended December 30, 2006	Thirteen weeks ended December 31, 2005
	(unaudited)
Operating activities
Net loss	$(9,176)	$(3,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,890	2,652
Amortization of intangible assets	373	448
Amortization of loan fees	638	633
Provision for deferred taxes	(1,549)	(2,061)
Provision for bad debts	(319)	(104)
Noncash interest expense	14	87
Amortization of bond discount	27	27
Loss on sale of fixed assets	535	113
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	14,624	(1,150)
Inventories	(29,078)	(16,221)
Prepaid expenses and other assets	336	36
Accounts payable	11,188	5,026
Accrued expenses and other liabilities	(1,453)	333
Net cash used in operating activities	(9,950)	(13,391)
Investing activities
Purchase of fixed assets	(3,293)	(4,044)
Proceeds from sale of fixed assets	164	208
Net cash used in investing activities	(3,129)	(3,836)
Financing activities
Repayments of long-term debt	(131)	(127)
Borrowings on revolver, net	12,840	—
Debt issuance costs	—	(142)
Net cash provided by (used in) financing activities	12,709	(269)
Effect of exchange rate changes on cash	(356)	(7)
Change in cash and cash equivalents	(726)	(17,503)
Cash and cash equivalents at beginning of period	5,638	21,394
Cash and cash equivalents at end of period	$4,912	$3,891

See accompanying notes.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

1.    Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and, therefore, do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. The accompanying financial information reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. As our business has historically been seasonal, the results of operations for the thirteen-week period ended December 30, 2006 are not necessarily indicative of the results to be expected for the full fifty-two week fiscal year ending September 29, 2007. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in the financial statements for the year ended September 30, 2006, which is included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

The consolidated balance sheet at September 30, 2006 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Certain amounts in the accompanying financial statements have been reclassified to conform to the December 30, 2006 presentation.

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

2.    Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS statements No. 87, 88, 106 and 132(R)’’, (SFAS 158), to improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability was issued. SFAS 158 requires employers to recognize in its changes of financial position the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation; for any other post-retirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated benefit obligation. If plan assets exceed plan liabilities, an asset would be recognized, and if plan liabilities exceed plan assets, a liability would be recognized. In addition, SFAS 158 requires changes in the funded status of a defined benefit post-retirement plan be recognized in comprehensive income in the year in which the changes occur. SFAS 158 does not change the amount of the expense recorded in a company’s statement of income related to defined benefit post-retirement plans. SFAS 158 is effective for fiscal years ending after June 15, 2007. The Company is currently evaluating what effect, if any, adoption of SFAS 158 will have on the Company’s consolidated financial statements, which will not be determined until the September 29, 2007 measurement date of the assets and benefit obligations of the defined benefit plans.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, ‘‘Fair Value Measurements’’, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

fair value in generally accepted accounting principles (‘‘GAAP’’), and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The Company is required to adopt SFAS 157 in the first quarter of fiscal year 2009. The Company is currently evaluating what effect, if any, adoption of SFAS 157 will have on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, ‘‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,’’ (SAB 108). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective in the fiscal year ending September 29, 2007. The adoption of SAB 108 had no impact on the Company’s financial position or statement of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,’’ (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the fiscal year ending September 27, 2008. The Company is currently evaluating what effect, if any, adoption of FIN 48 will have on the Company’s consolidated financial statements.

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

These businesses were acquired to expand the Company’s product lines. The operating results of the acquired companies have been included in the accompanying consolidated statements of operations from the respective dates of acquisition. The acquisitions of Acorn and Hound Dog are being accounted for as purchases in accordance with SFAS No. 141, Business Combinations. The financial statements as of December 30, 2006 reflect a preliminary allocation of the purchase price based upon available information and are subject to further refinement. The Company expects any refinements to occur by the end of the second quarter of fiscal 2007 and primarly relate to pending litigation, state escheat audit results and the closure of certain facilities. The Hound Dog acquisition is subject to purchase price adjustments that are contingent upon the achievement of certain financial goals. Any contingent payment realized will be added to the cost of the acquisitions in excess of the fair value of the net assets acquired. Goodwill resulting from this transaction is not deductible for income tax purposes. The following represents the preliminary allocation of purchase price for the Acorn and Hound Dog acquisitions:

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

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

As of the date of ownership change, Acorn had approximately $88,000 of federal net operating loss carryforwards.  Due to the ownership change, the net operating losses of Acorn will be limited under Internal Revenue Code §382 and limited as well under the normal expiration dates of federal net operating loss carryfowards. It is currently projected that ATT will be able to utilize only $1,100 of the losses.  In order to avoid negative tax consequences of allowing net operating losses to expire unutilized, ATT will elect to relinquish the portion of the net operating losses that are in excess of the amounts to be utilized.

4.    Restructuring

Restructuring Related to Acquisition of Predecessor

In connection with the acquisition of the Predecessor on June 28, 2004, the Company began to assess and formulate an exit and restructuring plan that includes reductions of workforce, facility closures and changes in business strategies. The Company’s plan met the conditions of EITF 95-3. This exit and restructuring plan is intended to increase operating efficiencies. At June 28, 2004, the Company recorded a liability of $4,782 related to the reductions of workforce and facility closures and $4,795 related to changes in business strategies for a product line. Adjustments have been made to these reserves as the cost estimates are refined and finalized. The Company expects to complete the implementation of these plans within the next one to three years. During the period ended December 30, 2006, the Company reduced the restructuring reserve based on payments and the refinement of cost estimates during the period.

At December 30, 2006, the remaining restructuring reserves of $2,433 were included in accrued expenses and other current liabilities and related to portions of the exit plans that are not yet complete. Changes to the restructuring reserves are as follows:

Balance as of September 30, 2006	$3,470
Accretion of Interest	57
Purchase Accounting Adjustments	(284)
Payments	(810)
Balance as of December 30, 2006	$2,433

Restructuring Related to Acquisition of Acorn

At date of acquisition, the Company recorded a reserve of $1,547 associated with certain facility closures and reductions in workforce as part of a facility consolidation plan. The Company appropriately met the conditions as outlined in EITF 95-3 to record such charges as liabilities in a purchase accounting combination. This plan was executed beginning in the third quarter of fiscal 2006 and is expected to be completed in fiscal 2007. As the Company obtains additional information regarding costs to close certain facilities, adjustments may be made to the restructuring reserves. These restructuring reserves were included in accrued expenses and other current liabilities and related to portions of the exit plan that have not yet been completed. In addition, certain employees were given retention packages totaling approximately $2,987 to transition their current roles over 4-12 months. These costs are being recognized over the retention period and have not been included in the purchase price or as a reduction to the net assets acquired. During the quarter ended December 30, 2006, the Company’s operating results reflect a charge of $671 related to the recognition of these retention packages. Severance payments for these retention packages began in the Company’s fourth quarter of fiscal 2006 and will carry into fiscal 2007. The balance of the restructuring reserve at December 30, 2006 is $371 which is included in accrued expenses and other current liabilities.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

Balance as of September 30, 2006	$1,175
Payments	(804)
Balance as of December 30, 2006	$371

5.     Inventories

Inventories are as follows:

	December 30, 2006	September 30, 2006
Finished goods	$119,662	$94,903
Work in process	21,867	21,398
Raw materials	37,818	33,626
	179,347	149,927
Less inventory reserves	(9,030)	(8,688)
	$170,317	$141,239

6.     Goodwill and Other Intangibles

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to test goodwill and indefinite lived intangible assets for impairment on at least an annual basis. There can be no assurance that future impairment tests will not result in a charge to earnings. There was a revision to goodwill during the thirteen weeks ended December 30, 2006, as a result of the refinement of the cost estimates relating to the restructuring reserve and the impact of foreign currency exchange rates. The cost of other acquired intangible assets, including primarily customer relationships and covenants not to compete, is amortized on a straight-line basis over the estimated lives of 2 to 19 years. Amortization of other intangibles amounted to $373 for the thirteen weeks ended December 30, 2006. The estimated aggregate amortization expense for each of the succeeding periods is as follows: $1,105 for the remainder of fiscal 2007; $1,337 in fiscal 2008; $1,221 in fiscal 2009; $1,211 in fiscal 2010; $1,200 in fiscal 2011 and $3,451 thereafter.

The changes in carrying amount of goodwill for the thirteen week period ended December 30, 2006 are as follows:

Goodwill at September 30, 2006	$58,359
Revision of purchase price allocation	(1,080)
Currency translation adjustments	(679)
Goodwill at December 30, 2006	$56,600

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

The following table reflects the components of intangible assets other than goodwill:

	December 30, 2006	September 30, 2006
Finite lived intangible assets:
Technology (patents)	$1,356	$1,356
Non-compete agreements	976	976
Customer relationships	11,633	11,672
	13,965	14,004
Accumulated amortization:
Technology (patents)	(697)	(619)
Non-compete agreements	(907)	(902)
Customer relationships	(2,836)	(2,546)
	(4,440)	(4,067)
Net finite lived intangible assets	9,525	9,937

Indefinite lived intangible assets:
Trade names	68,297	68,513
Total Intangibles, net	$77,822	$78,450

The above amounts include identified intangible assets related to the Acorn and Hound Dog acquisitions and are subject to further refinement as discussed in Note 3.

7.     Income Taxes

At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis. The tax effect of significant unusual items is reflected in the period in which they occur. The decrease in the effective tax rate was primarily due to the mixture of tax rates for domestic and foreign income and the recording of a deferred tax asset valuation allowance. The valuation allowance is primarily attributable to the uncertainty regarding the realization of the net operating losses.

8.     Debt Arrangements

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

The new Senior Subordinated Notes are unsecured senior subordinated obligations and rank behind all of our existing and future senior debt, including borrowings under the Amended and

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

Restated Senior Secured Credit Agreement, equally with any of our future senior subordinated debt, ahead of any of our future debt that expressly provides for subordination to the new Senior Subordinated Notes and effectively behind all of the existing and future liabilities of our subsidiaries, including trade payables. The Company also guarantees the new Senior Subordinated Notes on a senior subordinated basis. This guarantee ranks behind all existing and future senior debt of the Company, including the guarantee of the Amended and Restated Senior Secured Credit Facility and the Senior Floating Rate Notes, equal to all future senior subordinated indebtedness and ahead of all future debt that expressly provides that it is subordinated to the guarantee.

We pay interest on the new Senior Subordinated Notes semi-annually in cash, in arrears, on January 15 and July 15 at an annual rate of 10.0%. The indenture governing new Senior Subordinated Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting our ability and the ability of our restricted subsidiaries to borrow money, guarantee debt or sell preferred stock, create liens, pay dividends on or redeem or repurchase stock, make certain investments, sell stock in our restricted subsidiaries, restrict dividends or other payments from restricted subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies.

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

The Senior Floating Rate Notes, issued at a 0.5% discount, bear interest at a floating rate per annum, reset quarterly, equal to LIBOR plus 4%, which was 9.37% at December 30, 2006. The Senior Floating Rate Notes pay interest quarterly in cash in arrears on January 15, April 15, July 15 and October 15 of each year. The Senior Floating Rate Notes mature on January 15, 2012, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the Indenture. The Company guarantees the Senior Floating Rate Notes.

The Senior Floating Rate Notes are unsecured, unsubordinated obligations of ATT. They are effectively subordinated to all existing and future secured debt, to the extent of the assets securing such debt, including borrowings under the Amended and Restated Senior Secured Credit Agreement, pari passu with all future senior unsecured indebtedness, senior in right of payment to all existing and future senior subordinated debt, including the Senior Subordinated Notes, and effectively behind all of the existing and future liabilities of ATT’s subsidiaries, including trade payables.

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

The Company has accounted for the interest rate swaps in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, ‘‘SFAS 133’’).  SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities.  SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company has accounted for the swaps as cash flow hedges. As of December 30, 2006, the interest rate swaps were recorded as an asset of $2,523. For the thirteen-week period ended December 30, 2006, the change in fair value was accumulated as other comprehensive income of $64, net of deferred taxes of $33.

Term Note

On July 19, 2005, the Company entered into a $2,700 Term Note, Loan and Security Agreement and Subordination Agreement with a Lender. This note is payable in monthly installments over five years. The interest rate per annum is equal to 2.5% and secured by certain collateral, which was agreed to by the Administrative Agent of the Senior Secured Credit Facility. Under the terms of this note, the Company is required to create 108 jobs at the new manufacturing facility in Pennsylvania within three years of the completion of the facility. The Term Note contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation: nonpayment of principal, interest, fees and failure to perform or observe certain covenants. As of December 30, 2006, the Company was in compliance with these covenants.

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

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

Borrowings outstanding under the revolving credit facility as of December 30, 2006 and September 30, 2006 were $79,448 and $66,608, respectively. The Company had letters of credit outstanding totaling $4,392 and $4,392 as of December 30, 2006 and September 30, 2006, respectively. The total amount available under the revolving credit facility at December 30, 2006 was $38,144. The interest rate for base rate loans under the revolving credit facility is calculated as the higher of 1) the prevailing Federal Funds rate plus 50 basis points or 2) the administrative agent’s prime interest rate plus an applicable rate determined by the Company’s consolidated leverage ratio as defined in the Credit Agreement. The interest rate for base rate loans under the revolving credit facility was 9.25% at December 30, 2006.

Total indebtedness is as follows:

	December 30, 2006	September 30, 2006
Revolving loan facility dated 4/7/06, expires 2011	$79,448	$66,608
Term Note due 2010	1,972	2,103
Senior Floating Rate Notes due 2012	150,000	150,000
10% Senior Subordinated Notes due 2012	150,000	150,000
Total debt	381,420	368,711
Less short-term revolving loan facilities	(79,448)	(66,608)
Less current portion of long-term debt	(531)	(528)
Less unamortized discount	(536)	(563)
Long-term debt	$300,905	$301,012

The Credit Agreement and the Senior Subordinated Notes contain various affirmative and negative covenants customary for similar credit facilities (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions (with exceptions) on: liens; debt; loans, acquisitions, joint ventures and other investments; mergers and consolidations, sales, transfers and other dispositions of property or assets; dividends, distributions, redemptions and other restricted payments; changes in the nature of the Company’s business; transactions with affiliates; and prepayment, redemption or repurchase of certain debt. In addition, the Credit Agreement and term note require that the Company meet certain financial covenants. Capital expenditures are subject to fiscal year limitations of $16,125 in 2007 and $15,000 thereafter. In the event the Company triggers Cash Dominion as defined in the Credit Agreement, the Company is required to maintain a minimum consolidated EBITDA of $41,000 for any period of four quarters ending on the last day of any fiscal quarter. As of December 30, 2006, the Company was in compliance with all applicable debt covenants.

9.     Pension and Other Post-retirement Benefits

	Pension Benefits		Other Benefits
	Thirteen weeks ended		Thirteen weeks ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Service Cost	$796	$888	$—	$1
Interest Cost	2,138	1,652	27	36
Expected return on plan assets	(2,894)	(2,418)	—	—
Amortization of unrecognized net loss	(12)	128	(28)	—
Net periodic benefit cost	$28	$250	$(1)	$37

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

Employer Contributions

During the thirteen-week periods ended December 30, 2006 and December 31, 2005, the Company contributed $275 and $45, respectively, to its defined benefit pension plans.

During the thirteen-week period ended December 30, 2006, the Company made no contributions to its post-retirement benefit plans. During the thirteen-week period ended December 31, 2005, the Company contributed $56 to its post-retirement benefit plan.

On December 31, 2006, the Union pension and other benefit plans were merged into the ATT’s pension and other benefit plans.

10.     Other Comprehensive Loss

	Thirteen weeks ended December 30, 2006	Thirteen weeks ended December 31, 2005
Net loss	$(9,176)	$(3,210)
Other comprehensive (loss) income:
Currency translation adjustment	(1,587)	15
Fair value adjustments of swaps, net of tax	(64)	483
Comprehensive loss	$(10,827)	$(2,712)

11.     Segment Information

The Company’s operations are classified into one business segment. These operations are conducted primarily in the United States, and to a lesser extent, in Canada and Europe. The following table presents certain data by geographic areas:

	Thirteen weeks ended December 30, 2006		Thirteen weeks ended December 31, 2005
	Net Sales	(Loss) Earnings Before Income Taxes	Net Sales	(Loss) Earnings Before Income Taxes
United States	$68,698	$(8,703)	$69,985	$(6,795)
Europe	1,517	(171)	1,156	(76)
Canada	14,727	840	17,390	2,220
Total	$84,942	$(8,034)	$88,531	$(4,651)

	Identifiable Assets
	December 30, 2006	September 30, 2006
United States	$406,753	$399,890
Europe	6,508	6,589
Canada	52,971	49,300
Total	$466,232	$455,779

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the consolidated financial performance and results of operations of our parent, ATT Holding Co. A separate discussion for Ames True Temper, Inc. is not presented since our parent has no operations or assets separate from its investment in Ames True Temper, Inc. and since the Senior Subordinated Notes and the Senior Floating Rate Notes are guaranteed by our parent. The following discussion of our parent’s results of operations and financial condition should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements. All statements other than statements of historical fact are ‘‘forward-looking statements’’ for purposes of federal and state securities laws. Forward-looking statements may include the words ‘‘may,’’ ‘‘will,’’ ‘‘plans,’’ ‘‘estimates,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘expects,’’ ‘‘intends’’ and similar expressions. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, among others, the following: our liquidity and capital resources; sales levels to existing and new customers; increased concentration of our customers; seasonality and adverse weather conditions; competitive pressures and trends; changing consumer preferences; new product and customer initiatives; risks relating to foreign sourcing and foreign operations and availability of raw materials; our ability to successfully consummate and integrate acquisitions; and general economic conditions. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. We do not intend, and we undertake no obligation, to update any forward-looking statement.

Overview

Ames True Temper, Inc. (‘‘ATT’’, ‘‘us’’, ‘‘we’’, ‘‘our’’ or the ‘‘Company’’) is a leading North American manufacturer and marketer of non-powered lawn and garden tools and accessories. We offer the following 14 distinct product lines with over 4,800 active SKUs: long handle tools, wheelbarrows, planters, hose reels, snow tools, striking tools, decorative accessories, lawn carts, pruning tools, repair handles, garden hoses, Hound Dog, brooms and specialty tools. We sell our products primarily in the U.S. and Canada through (1) retail centers, including home centers and mass merchandisers, (2) wholesale chains, including hardware stores and garden centers, and (3) industrial distributors.

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

These businesses were acquired to expand the Company’s product lines. The operating results of the acquired companies have been included in the accompanying consolidated statements of operations from the respective dates of acquisition. Prior to the end of fiscal year 2006, Acorn, Union and HDAC were merged into Ames True Temper.

Results of Operations

Thirteen weeks ended December 30, 2006 compared to thirteen weeks ended December 31, 2005

Net Sales.    Net sales for the thirteen-week period ended December 30, 2006 decreased $3.6 million, or 4.1%, to $84.9 million compared to $88.5 million for the thirteen weeks ended December 31, 2005. Overall net sales decreased primarily from lower sales volumes due to a slow retail quarter for the major retailers, primarily in the snow tool category, but were partially offset by incremental sales volume from the Union acquisition.

Gross Profit.    Gross profit for the thirteen weeks ended December 30, 2006 increased $1.1 million to $22.3 million from $21.2 million for the thirteen weeks ended December 31, 2005. This was due to a favorable mix of product sales, with higher gross margins, partially offset by increased commodity costs, primarily steel and resin. Gross profit as a percentage of net sales increased to 26.3% from 24.0% during this period.

Selling, General and Administrative (‘‘SG&A’’) Expenses.    SG&A expenses for the thirteen weeks ended December 30, 2006 increased $2.8 million to $20.7 million from $17.9 million for the thirteen weeks ended December 31, 2005. The increase relates primarily to incremental costs associated with the Union acquisition, increased professional services, new product development costs and higher distribution expenses, partially offset by recoveries under U.S. anti-dumping provisions and lower variable selling costs, such as commissions and certain customer programs.

Amortization of Intangible Assets.    During the thirteen weeks ended December 30, 2006, we recorded $0.4 million in amortization expense, as compared to $0.4 million during the thirteen-week period ended December 31, 2005.

Interest Expense.    Interest expense for the thirteen weeks ended December 30, 2006 increased $1.2 million to $8.6 million from $7.4 million during the thirteen weeks ended December 31, 2005. The increase was a result of borrowings under our revolving credit facility for the acquisitions of Union and Hound Dog in April 2006 and higher average interest rates as compared to prior year. For the thirteen weeks ended December 31, 2005, there was no balance under our revolving credit facility.

Income Tax Expense (Benefit).    Income tax expense for the thirteen weeks ended December 30, 2006, was $1.1 million or approximately 14.2% of loss before taxes. Income tax benefit for the thirteen weeks ended December 31, 2005 was $1.4 million, or approximately 31.0% of loss before taxes. At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis. The tax effect of significant unusual items is reflected in the period in which they occur. The decrease in the effective tax rate was primarily due to the mixture of tax rates for domestic and foreign income and the recording of an additional deferred tax asset valuation allowance. Deferred income taxes are provided for the future tax consequences attributable to the differences between the carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. As of December 30, 2006 and September 30, 2006, a deferred tax asset valuation allowance was necessary for a portion of our deferred tax assets. We believe that our projections of future taxable income makes it more likely than not that the remainder of our deferred tax assets will be realized. If our projection of future taxable income changes in the future, we may be required to reduce deferred tax assets by an additional valuation allowance.

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

Cash Flows

Cash used in operating activities for the thirteen weeks ended December 30, 2006 was $10.0 million, compared to $13.4 million of cash used in operating activities for the thirteen weeks ended December 31, 2005. This lower cash usage in fiscal 2007 as compared to fiscal 2006 is primarily the result of higher seasonal inventory build as a result of the acquisitions of Union and Hound Dog offset by higher collections of accounts receivables. During our first two quarters of the fiscal year, we typically use our available cash and our revolving loan facility to fund our seasonal build of inventory. Cash used in investing activities of $3.1 million and $3.8 million for the thirteen-week periods ended December 30, 2006 and December 31, 2005, respectively, was due primarily to the purchase of fixed assets. Cash provided by financing activities was $12.7 million for the thirteen weeks ended December 30, 2006 primarily the result of borrowings on the revolver for seasonal working capital needs, and was offset by repayments of long-term debt. Cash used in financing activities was $0.3 million for the thirteen weeks December 31, 2005 and was primarily related to the repayments of debt and the incurrence of debt issuance costs.

Debt and Other Obligations

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

The terms of the Credit Agreement include various covenants that restrict our ability to, among other things, incur additional liens, incur additional indebtedness and make additional investments. In addition, the Borrowers are prohibited from incurring capital expenditures exceeding $16.125 million in fiscal year 2007 and $15.0 million in any fiscal year thereafter (subject to the right to carry over the unused portion to the following year). In addition, under certain circumstances the Borrowers will be required to have consolidated EBITDA of at least $41.0 million for each period of four fiscal quarters. The Credit Agreement also includes customary events of default, including, without limitation, payment defaults, cross defaults to other indebtedness and bankruptcy related defaults. As of December 30, 2006, we were in compliance with all of our financial covenants. As of December 30, 2006, we had $79.4 million of borrowings on the revolving portion of our senior credit facility, with $2.4 million of letters of credit outstanding. At December 30, 2006, based on the borrowing base calculation, the revolver limit was $120.0 million, with $38.1 million available under the revolving credit facility. In addition, the Company had $2.0 million of letters of credit outstanding with another financial institution as of December 30, 2006. These letters of credit were supported by $2.1 million of restricted cash in the form of an escrow deposit at this financial institution.

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

Other Debt

On July 19, 2005, we entered into a $2.7 million Term Note, Loan and Security Agreement and Subordination Agreement with a Lender. This note is payable in monthly installments over five years. The interest rate per annum is equal to 2.5% and secured by certain collateral, which was agreed to by the Administrative Agent of the Senior Secured Credit Facility, as amended and restated. Under the terms of this note, we are required to create 108 jobs at the new manufacturing facility in Pennsylvania within three years of the completion of the facility. The Term Note contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation, nonpayment of principal, interest, fees and failure to perform or observe certain covenants. As of December 30, 2006, we were in compliance with these covenants.

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

The interest rate swaps are accounted for in accordance with Statement of Financial Accounting Standard (‘‘SFAS’’) No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, ‘‘SFAS 133’’).  SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities.  SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company has accounted for the swaps as cash flow hedges. As of December 30, 2006, the interest rate swaps were recorded as an asset of $2.5 million. For the thirteen-week period ended December 30, 2006, the change in fair value was accumulated as other comprehensive income of $0.1 million, net of deferred taxes.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS statements No. 87, 88, 106 and 132(R)’’, (SFAS 158), to improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability was issued. SFAS 158 requires employers to recognize in its changes of financial position the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation; for any other post-retirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated benefit obligation. If plan assets exceed plan liabilities, an asset would be recognized, and if plan liabilities exceed plan assets, a liability would be recognized. In addition, SFAS 158 requires changes in the funded status of a defined benefit post-retirement plan be recognized in comprehensive income in the year in which the changes occur. SFAS 158 does not change the amount of the expense recorded in a company’s statement of income related to defined benefit pos-retirement plans. SFAS 158 is effective for fiscal years ending after June 15, 2007. The Company is currently evaluating what effect, if any, adoption of SFAS 158 will have on the Company’s consolidated financial statements, which will not be determined until the September 29, 2007 measurement date of the assets and benefit obligations of the defined benefit plans.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, ‘‘Fair Value Measurements’’, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (‘‘GAAP’’), and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The Company is required to adopt SFAS 157 in the first quarter of fiscal year 2009. The Company is currently evaluating what effect, if any, adoption of SFAS 157 will have on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, ‘‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,’’ (SAB 108). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective in the fiscal year ending September 29, 2007. The adoption of SAB 108 had no impact on the Company’s financial position or statement of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,’’ (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the fiscal year ending September 27, 2008. The Company is currently evaluating what effect, if any, adoption of FIN 48 will have on the Company’s consolidated financial statements.

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

Our primary market risk is interest rate exposure with respect to our floating rate debt. The interest rate of the Senior Floating Rate Notes at December 30, 2006 was 9.25%. In connection with the offering of the Senior Floating Rate Notes, we entered into two interest rate swaps. These swaps effectively fix the variable interest rate portion of the Senior Floating Rate Notes at notional amounts of $150.0 million for two years beginning January 15, 2006, subsequently amortizing at a rate of $50.0 million per year until the maturity in 2010. The swaps fix the 3 month LIBOR rates at either 4.29% or 4.31% for the duration of the contracts. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt and Other Obligations — Senior Floating Rate Notes’’ and ‘‘— Interest Rate Swaps.’’

We conduct foreign operations in Canada and Ireland and utilize international suppliers and manufacturers. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of December 30, 2006 to be material.

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

AMES TRUE TEMPER, INC.

Date: February 13, 2007	/s/ Richard Dell
Richard Dell
Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Date: February 13, 2007	/s/ David M. Nuti
David M. Nuti Chief Financial Officer (Principal Financial Officer)

AMES TRUE TEMPER, INC.

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.