Form 10-Q
period 2007-03-31
Ames True Temper, Inc.
filed 2007-05-15
CIK 1297756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2007

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

Yes             No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer             Accelerated filer         Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes             No

As of May 15, 2007 the Registrant had 1,000 shares of its common stock, $1.00 par value, outstanding.

ATT HOLDING CO.

PART I.     FINANCIAL INFORMATION

Item 1.    Financial Statements

ATT Holding Co.
Condensed Consolidated Balance Sheets
(In Thousands)

(Unaudited)

	March 31, 2007	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$1,114	$5,638
Restricted cash	2,081	2,081
Trade receivables, net	107,852	66,418
Inventories	148,994	141,239
Deferred income taxes	9,942	8,521
Prepaid expenses and other current assets	5,897	6,673
Total current assets	275,880	230,570
Property, plant and equipment, net	70,510	72,680
Intangibles, net	77,492	78,450
Goodwill	57,630	58,359
Other noncurrent assets	13,641	15,720
Total assets	$495,153	$455,779
Liabilities and stockholders’ deficit
Current liabilities:
Trade accounts payable	$52,545	$39,773
Accrued interest payable	6,803	7,325
Accrued expenses and other current liabilities	29,648	29,944
Revolving loan	102,899	66,608
Current portion of long-term debt	647	715
Total current liabilities	192,542	144,365
Deferred income taxes	29,518	26,325
Long-term debt	300,835	301,077
Accrued retirement benefits	7,412	7,812
Other liabilities	7,614	6,927
Total liabilities	537,921	486,506
Commitments and contingencies
Stockholders’ deficit:
Preferred stock-Series A	—	—
Common stock-Class A	—	—
Common stock-Class B	—	—
Additional paid-in capital	110,500	110,500
Predecessor basis adjustment	(13,539)	(13,539)
Accumulated deficit	(147,715)	(137,597)
Accumulated other comprehensive income	7,986	9,909
Total stockholders’ deficit	(42,768)	(30,727)
Total liabilities and stockholders’ deficit	$495,153	$455,779

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(In Thousands)

(Unaudited)

	Thirteen Week Period Ended
	March 31, 2007	April 1, 2006
Net sales	$174,035	$134,090
Cost of goods sold	131,447	98,904
Gross profit	42,588	35,186
Selling, general and administrative expenses	29,242	25,679
Loss (gain) on disposal of fixed assets	94	(612)
Amortization of intangible assets	372	449
Operating income	12,880	9,670
Interest expense	9,510	7,902
Other expense	108	57
Income before income taxes	3,262	1,711
Income tax expense	4,204	549
Net (loss) income	$(942)	$1,162

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(In Thousands)

(Unaudited)

	Twenty – Six Week Period Ended
	March 31, 2007	April 1, 2006
Net sales	$258,977	$222,621
Cost of goods sold	194,062	166,193
Gross profit	64,915	56,428
Selling, general and administrative expenses	49,944	43,558
Loss (gain) on disposal of fixed assets	629	(499)
Amortization of intangible assets	745	897
Operating income	13,597	12,472
Interest expense	18,132	15,281
Other expense	237	131
Loss before income taxes	(4,772)	(2,940)
Income tax expense (benefit)	5,346	(892)
Net loss	$(10,118)	$(2,048)

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Cash Flows
(In Thousands)

(Unaudited)

	Twenty – Six Week Period Ended
	March 31, 2007	April 1, 2006
Operating activities
Net loss	$(10,118)	$(2,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,947	5,377
Amortization of intangible assets	745	897
Amortization of loan fees	1,262	1,234
Provision for deferred taxes	4,644	(3,062)
(Benefit) provision for bad debts	(76)	104
Noncash interest expense	135	133
Amortization of bond discount	54	54
Loss (gain) on sale of fixed assets	629	(499)
Changes in assets and liabilities:
Trade receivables	(41,358)	(49,983)
Inventories	(7,755)	(28,611)
Prepaid expenses and other assets	869	(603)
Accounts payable	12,772	16,299
Accrued expenses and other liabilities	(3,075)	1,684
Net cash used in operating activities	(33,325)	(59,024)
Investing activities
Cash paid for property, plant and equipment	(7,338)	(7,429)
Proceeds from sale of fixed assets	659	1,666
Investment in joint venture	(300)	—
Return of capital from joint venture	—	100
Net cash used in investing activities	(6,979)	(5,663)
Financing activities
Repayments of long-term debt	(364)	(256)
Borrowings on revolver, net	36,291	45,900
Debt issuance costs paid	—	(176)
Net cash provided by financing activities	35,927	45,468
Effect of exchange rate changes on cash	(147)	(22)
Change in cash and cash equivalents	(4,524)	(19,241)
Cash and cash equivalents at beginning of period	5,638	21,394
Cash and cash equivalents at end of period	$1,114	$2,153
Supplemental Cash Flow Information
Interest paid	$17,392	$14,069
Income taxes paid	$1,478	$1,256

See accompanying notes.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (‘‘US GAAP’’) and the rules of the Securities and Exchange Commission (‘‘SEC’’). In the opinion of management, all adjustments necessary for a fair presentation have been included. All adjustments were comprised of normal recurring adjustments, except as noted in the Notes to Condensed Consolidated Financial Statements. Due to the seasonal nature of our business, the results of operations for the thirteen and twenty-six week periods ended March 31, 2007 are not necessarily indicative of results for the entire fiscal year ending September 29, 2007. Certain information and notes normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These interim financial statements and the related notes contain the accounts of ATT Holding Co. (the Company) on a consolidated basis and should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

To maintain consistency with current presentation, the Company reclassified $187 of current portion of capital lease obligations from accrued expenses and other current liabilities to current portion of long-term debt and $65 of long-term portion of capital lease obligations from other liabilities to long-term debt in the September 30, 2006 condensed consolidated balance sheet. In addition, the Company reclassified certain deferred taxes of $2,542 from deferred income taxes and accrued expenses to other current liabilities in the September 30, 2006 condensed consolidated balance sheet. These reclassifications had no effect on previously reported operating income, net loss or stockholders’ deficit.

The condensed consolidated statement of cash flows for the twenty-six week period ended April 1, 2006 reflects a reclassification of $57 of treasury stock, previously shown as a separate component of cash used in investing activities, to accrued expenses and other liabilities.

The accompanying condensed consolidated financial statements include the accounts of ATT Holding Co. and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

All entities and assets owned by ATT Holding Co. subsequent to June 27, 2004 are referred to collectively as the ‘‘Company’’. All entities and assets owned by ATT Holding Co. on June 27, 2004 or prior are referred to collectively as the ‘‘Predecessor.’’ ATT Holding Co. is a holding company which has no interest, operations or activities other than through its ownership of 100% of Ames True Temper (ATT).

2.     Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,’’ (‘‘FIN 48’’). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A two-step process is prescribed whereby the threshold for recognition is a more-likely-than-not test that the tax position will be sustained upon examination based on the technical merits of the position, and the tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 is effective for the first quarter of the fiscal year ending September 27, 2008. The Company is currently evaluating what effect, if any, adoption of FIN 48 will have on the Company’s consolidated financial statements.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements’’, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (‘‘GAAP’’) and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. This statement is effective for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS 157 in the first quarter of fiscal year 2009. The Company is currently evaluating what effect, if any, adoption of SFAS 157 will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS statements No. 87, 88, 106 and 132(R)’’, (‘‘SFAS 158’’), to improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability. SFAS 158 requires employers to recognize in its changes of financial position the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation; for any other post-retirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated benefit obligation. If plan assets exceed plan liabilities, an asset would be recognized, and if plan liabilities exceed plan assets, a liability would be recognized. In addition, SFAS 158 requires changes in the funded status of a defined benefit post-retirement plan be recognized in comprehensive income in the year in which the changes occur. SFAS 158 does not change the amount of the expense recorded in a company’s statement of operations related to defined benefit post-retirement plans. SFAS 158 is effective for fiscal years ending after June 15, 2007. The Company is currently evaluating what effect, if any, adoption of SFAS 158 will have on the Company’s consolidated financial statements, which will not be determined until the September 29, 2007 measurement date of the assets and benefit obligations of the defined benefit plans.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, ‘‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,’’ (‘‘SAB 108’’). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective in the fiscal year ending September 29, 2007. The adoption of SAB 108 had no impact on the Company’s financial position or statement of operations.

In February 2007, The FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115’’ (‘‘SFAS 159’’). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet assessed the impact, if any, on its consolidated financial statements of adopting SFAS 159.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

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

Acquisition of Acorn and Hound Dog

On April 7, 2006, ATT a direct wholly-owned subsidiary of the Company, acquired Acorn Products, Inc. (‘‘Acorn’’), a Delaware corporation and the parent company of UnionTools, Inc. (‘‘Union’’), a business engaged in the manufacture and distribution of non-powered lawn and garden tools, pursuant to an Agreement and Plan of Merger (the ‘‘Acorn Merger Agreement’’) among ATT, Acorn and ATTUT Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of ATT (‘‘Merger Sub’’). Pursuant to the Acorn Merger Agreement, ATT acquired all of the issued and outstanding capital stock of Acorn through the merger of Merger Sub with and into Acorn, with Acorn surviving as a wholly-owned subsidiary of ATT (the ‘‘Acorn Merger’’). The Acorn Merger was consummated simultaneously with the execution of the Acorn Merger Agreement. The aggregate cash consideration paid by ATT on the day of the transaction was $46,394.

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

These businesses were acquired to expand the Company’s product lines. The operating results of the acquired companies have been included in the accompanying consolidated statements of operations from the respective dates of acquisition. The acquisitions of Acorn and Hound Dog are

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

being accounted for as purchases in accordance with SFAS No. 141, Business Combinations. Prior to the end of fiscal year 2006, Acorn, Union and HDAC were merged into Ames True Temper. The financial statements as of March 31, 2007 reflect a final allocation of the purchase price. The Hound Dog acquisition was subject to a purchase price adjustment that was contingent upon the achievement of certain financial goals. During the quarter the Company made a $602 contingent payment that was added to the cost of the acquisition in excess of the fair value of the net assets acquired. Goodwill resulting from this transaction is not deductible for income tax purposes. The following represents the final allocation of purchase price for the Acorn and Hound Dog acquisitions:

Revolver debt used for purchase price including acquisition costs, net of cash acquired	$50,126
Other liabilities assumed	18,900
Fair value of assets acquired, primarily accounts receivable, inventory and fixed assets	(47,260)
Contingent payment to Hound Dog	602
Identified intangible assets, primarily tradenames and patents	(4,830)
Cost in excess of fair value of net assets acquired (goodwill)	$17,538

In connection with the Acorn acquisition, the Company formulated restructuring plans for the integration of the acquired business. See Note 4 for additional information regarding these plans.

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

Thirteen Week Period Ended April 1, 2006		Twenty-Six Week Period Ended April 1, 2006
Net Sales	Net income	Net Sales	Net loss
$156,134	$1,980	$260,502	$(4,938)

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

As of the date of ownership change, Acorn had approximately $88,000 of federal net operating loss carryforwards.  Due to the ownership change, the net operating losses of Acorn will be limited under Internal Revenue Code §382 and limited as well under the normal expiration dates of federal net operating loss carryforwards. It is currently projected that ATT will be able to utilize approximately $1,100 of the loss carryforwards.  In order to avoid negative tax consequences of allowing net operating losses to expire unutilized, ATT will elect to relinquish the portion of the net operating losses that are in excess of the amounts to be utilized.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

4.     Restructuring

Restructuring Related to Acquisition of Predecessor

In connection with the acquisition of the Predecessor on June 28, 2004, the Company began to assess and formulate an exit and restructuring plan that includes reductions of workforce, facility closures and changes in business strategies. The Company’s plan met the conditions of EITF 95-3. This exit and restructuring plan is intended to increase operating efficiencies. At June 28, 2004, the Company recorded a liability of $4,782 related to the reductions of workforce and facility closures and $4,795 related to changes in business strategies for a product line. Adjustments have been made to these reserves as the cost estimates are refined and finalized. The Company expects to complete the implementation of these plans within the next one to three years. During the period ended March 31, 2007, the Company reduced the restructuring reserve based on payments and the refinement of cost estimates.

At March 31, 2007, the remaining restructuring reserves of $2,349 were included in accrued expenses and other current liabilities and other liabilities and related to portions of the exit plans that are not yet complete. Changes to the restructuring reserves are as follows:

Balance as of September 30, 2006	$3,470
Accretion of Interest	110
Purchase Accounting Adjustments	(284)
Payments	(947)
Balance as of March 31, 2007	$2,349

Restructuring Related to Acquisition of Acorn

At date of acquisition, the Company recorded a reserve of $1,547 associated with certain facility closures and reductions in workforce as part of a facility consolidation plan. The Company appropriately met the conditions as outlined in EITF 95-3 to record such charges as liabilities in a purchase accounting combination. This plan was executed beginning in the third quarter of fiscal 2006 and is expected to be completed in fiscal 2007. As the Company obtains additional information regarding costs to close certain facilities, adjustments may be made to the restructuring reserves. In addition, certain employees were given retention packages totaling approximately $2,987 to transition their current roles over 4-12 months. These costs are being recognized over the retention period and have not been included in the purchase price or as a reduction to the net assets acquired. During the quarter ended March 31, 2007, the Company’s operating results reflect a charge of $1 related to the recognition of these retention packages. Severance payments for these retention packages began in the Company’s fourth quarter of fiscal 2006 and will carry into fiscal 2007.

At March 31, 2007, the remaining restructuring reserves of $288 were included in accrued expenses and other current liabilities and related to portions of the exit plans that are not yet complete. Changes to the restructuring reserves are as follows:

Balance as of September 30, 2006	$1,175
Payments	(647)
Adjustments	(240)
Balance as of March 31, 2007	$288

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

5.     Inventories

Inventories are as follows:

	March 31, 2007	September 30, 2006
Finished goods	$94,725	$86,380
Work in process	18,292	21,326
Raw materials	35,977	33,533
	$148,994	$141,239

6.     Goodwill and Other Intangibles

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to test goodwill and indefinite lived intangible assets for impairment on at least an annual basis. There can be no assurance that future impairment tests will not result in a charge to earnings. There was a revision to goodwill during the twenty-six weeks ended March 31, 2007, primarily as a result of the refinement of cost estimates relating to the restructuring reserve, the impact of foreign currency exchange rates and the contingent payment related to the Hound Dog transaction. The cost of other acquired intangible assets, including primarily customer relationships and covenants not to compete, is amortized on a straight-line basis over the estimated lives of 1 to 18 years. Amortization of other intangibles amounted to $372 and $745 for the thirteen and twenty-six weeks ended March 31, 2007, respectively. The estimated aggregate amortization expense for each of the succeeding periods is as follows: $744 for the remainder of fiscal 2007; $1,337 in fiscal 2008; $1,221 in fiscal 2009; $1,211 in fiscal 2010; $1,200 in fiscal 2011 and $3,451 thereafter.

The changes in carrying amount of goodwill for the twenty-six week period ended March 31, 2007 are as follows:

Goodwill at September 30, 2006	$58,359
Revision of purchase price allocation	(127)
Currency translation adjustments	(602)
Goodwill at March 31, 2007	$57,630

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

The following table reflects the components of intangible assets other than goodwill:

	March 31, 2007	September 30, 2006
Finite lived intangible assets:
Technology (patents)	$1,356	$1,356
Non-compete agreements	976	976
Customer relationships	11,644	11,672
	13,976	14,004
Accumulated amortization:
Technology (patents)	(775)	(619)
Non-compete agreements	(912)	(902)
Customer relationships	(3,125)	(2,546)
	(4,812)	(4,067)
Net finite lived intangible assets	9,164	9,937
Indefinite lived intangible assets:
Trade names	68,328	68,513
Total Intangibles, net	$77,492	$78,450

7.     Income Taxes

At the end of each interim reporting period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis. The tax effect of significant unusual items is reflected in the period in which they occur. The change in the effective tax rate was primarily due to the recording of an additional deferred tax asset valuation allowance of $3,084 and $6,916 for the thirteen and twenty-six weeks ended March 31, 2007, respectively. The valuation allowance is primarily attributable to the uncertainty regarding the realization of the federal and state deferred tax assets, including net operating loss carryforwards, related to United States operations.

8.     Debt Arrangements

Senior Subordinated Notes

On June 28, 2004, the Company completed a private offering of $150.0 million in aggregate principal amount at maturity of 10% Senior Subordinated Notes due July 15, 2012. The Senior Subordinated Notes are fully and unconditionally guaranteed by the Company on a senior subordinated basis. On August 10, 2004, we filed a registration statement with respect to new notes having substantially identical terms as the original notes, as part of an offer to exchange registered notes for the privately issued original Senior Subordinated Notes. The new notes evidence the same debt as the original Senior Subordinated Notes, are entitled to the benefits of the indenture governing the original Senior Subordinated Notes and are treated under the indenture as a single class with the original notes. The exchange offer was completed on November 24, 2004.

The new Senior Subordinated Notes are unsecured senior subordinated obligations and rank behind all of our existing and future senior debt, including borrowings under the Amended and Restated Senior Secured Credit Agreement, equally with any of the Company’s future senior subordinated debt, ahead of any of the Company’s future debt that expressly provides for subordination to the new Senior Subordinated Notes and effectively behind all of the existing and

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

future liabilities of our subsidiaries, including trade payables. The Company also guarantees the new Senior Subordinated Notes on a senior subordinated basis. This guarantee ranks behind all existing and future senior debt of the Company, including the guarantee of the Amended and Restated Senior Secured Credit Facility and the Senior Floating Rate Notes, equal to all future senior subordinated indebtedness and ahead of all future debt that expressly provides that it is subordinated to the guarantee.

The Company pays interest on the new Senior Subordinated Notes semi-annually in cash, in arrears, on January 15 and July 15 at an annual rate of 10.0%. The indenture governing new Senior Subordinated Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting the Company’s ability and the ability of the Company’s restricted subsidiaries to borrow money, guarantee debt or sell preferred stock, create liens, pay dividends on or redeem or repurchase stock, make certain investments, sell stock in the Company’s restricted subsidiaries, restrict dividends or other payments from restricted subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies.

The indenture governing the new Senior Subordinated Notes contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; violations of certain covenants; certain bankruptcy-related events; invalidity of liens; non-payment of certain legal judgments; and cross defaults with certain other indebtedness. The Company may redeem the Senior Subordinated Notes on or after July 15, 2008, except the Company may redeem up to 35% of the new Senior Subordinated Notes prior to July 15, 2007 with the proceeds of one or more public equity offerings. The Company is required to redeem the new Senior Subordinated Notes under certain circumstances involving changes of control.

Senior Floating Rate Notes

On January 14, 2005, ATT completed the offering of $150,000 Senior Floating Rate Notes due 2012. The proceeds of this offering were used by the Company to repay the entire balance of Term Loan B, which amounted to $139,300. Additionally, the proceeds were used to pay transaction fees and repay a portion of the revolving credit facility.

The Senior Floating Rate Notes, issued at a 0.5% discount, bear interest at a floating rate per annum, reset quarterly, equal to LIBOR plus 4%, which was 9.36% at March 31, 2007. The Senior Floating Rate Notes pay interest quarterly in cash in arrears on January 15, April 15, July 15 and October 15 of each year. The Senior Floating Rate Notes mature on January 15, 2012, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the Indenture. The Company guarantees the Senior Floating Rate Notes.

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

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

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

The Company has accounted for the interest rate swaps in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, ‘‘SFAS 133’’).  SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities.  SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company has accounted for the swaps as cash flow hedges. As of March 31, 2007, the interest rate swaps were recorded as an asset of $1,598, included in other noncurrent assets in the Company’s consolidated balance sheet. For the twenty-six week period ended March 31, 2007, the change in fair value was recognized as a reduction of other comprehensive income of $633, net of deferred taxes of $390.

Term Note

On July 19, 2005, ATT entered into a $2,700 Term Note, Loan and Security Agreement and Subordination Agreement with a Lender. This note is payable in monthly installments over five years. The interest rate per annum is equal to 2.5% and secured by certain collateral, which was agreed to by the Administrative Agent of the Senior Secured Credit Facility. Under the terms of this note, the ATT is required to create 108 jobs at the new manufacturing facility in Pennsylvania within three years of the completion of the facility. The Term Note contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation: nonpayment of principal, interest, fees and failure to perform or observe certain covenants. As of March 31, 2007, the ATT was in compliance with these covenants.

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

Borrowings outstanding under the revolving credit facility as of March 31, 2007 and September 30, 2006 were $102,899 and $66,608, respectively. The Company had letters of credit outstanding totaling $2,692 and $2,410 as of March 31, 2007 and September 30, 2006, respectively. The total amount available under the revolving credit facility at March 31, 2007 was $24,409. In addition, the Company had letters of credit outstanding with another financial institution in the amount of

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

$1,700 and $1,982 as of March 31, 2007 and September 30, 2006, respectively. The interest rate for base rate loans under the revolving credit facility is calculated as the higher of 1) the prevailing Federal Funds rate plus 50 basis points or 2) the administrative agent’s prime interest rate plus an applicable rate determined by the Company’s consolidated leverage ratio as defined in the Credit Agreement. The interest rate for base rate loans under the revolving credit facility was 9.75% at March 31, 2007.

Total indebtedness is as follows:

	March 31, 2007	September 30, 2006
Revolving loan facility dated 4/7/06, expires 2011	$102,899	$66,608
Term Note due 2010	1,841	2,103
Capital lease obligations	150	252
Senior Floating Rate Notes due 2012	150,000	150,000
10% Senior Subordinated Notes due 2012	150,000	150,000
Total debt	404,890	368,963
Less short-term revolving loan facilities	(102,899)	(66,608)
Less current portion of capital lease obligations	(112)	(187)
Less current portion of long-term debt	(535)	(528)
Less unamortized discount	(509)	(563)
Long-term debt	$300,835	$301,077

The Credit Agreement and the Senior Subordinated Notes contain various affirmative and negative covenants customary for similar credit facilities (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions (with exceptions) on: liens; debt; loans, acquisitions, joint ventures and other investments; mergers and consolidations, sales, transfers and other dispositions of property or assets; dividends, distributions, redemptions and other restricted payments; changes in the nature of the Company’s business; transactions with affiliates; and prepayment, redemption or repurchase of certain debt. In addition, the Credit Agreement and term note require that the Company meet certain financial covenants. Capital expenditures are subject to fiscal year limitations of $16,125 in 2007 and $15,000 thereafter. In the event the Company triggers Cash Dominion as defined in the Credit Agreement, the Company is required to maintain a minimum consolidated earnings before interest, income taxes, depreciation and amortization modified by certain adjustments as defined in the Credit Agreement (‘‘Adjusted EBITDA’’) of $41,000 for any period of four quarters ending on the last day of any fiscal quarter. As of March 31, 2007, the Company was in compliance with all applicable debt covenants.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

9.     Pension and Other Post-retirement Benefits

	Pension Benefits		Other Benefits
	Thirteen Week Period Ended		Thirteen Week Period Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Service Cost	$796	$889	$—	$1
Interest Cost	2,139	1,653	27	36
Expected return on plan assets	(2,895)	(2,420)	—	—
Amortization of unrecognized net loss	(12)	128	(28)	—
Net periodic benefit cost	$28	$250	$(1)	$37

	Pension Benefits		Other Benefits
	Twenty-Six Week Period Ended		Twenty-Six Week Period Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Service Cost	$1,592	$1,777	$1	$2
Interest Cost	4,278	3,305	52	72
Expected return on plan assets	(5,789)	(4,838)	—	—
Amortization of unrecognized net loss	(25)	256	(56)	—
Net periodic benefit cost	$56	$500	$(3)	$74

Employer Contributions

During the thirteen-week periods ended March 31, 2007 and April 1, 2006, the Company contributed $142 and $49, respectively, to its defined benefit pension plans. During the twenty-six week periods ended March 31, 2007 and April 1, 2006 the Company contributed $417 and $94, respectively, to its defined benefit pension plans.

During the thirteen-week periods ended March 31, 2007 and April 1, 2006, the Company contributed $0 and $29, respectively, to its post-retirement benefit plans. During the twenty-six week periods ended March 31, 2007 and April 1, 2006, the Company contributed $0 and $85, respectively, to its post-retirement benefit plans.

On December 31, 2006, the Union pension and other benefit plans were merged into the Company’s pension and other benefit plans.

10.     Other Comprehensive Income

	Thirteen Week Period Ended
	March 31, 2007	April 1, 2006
Net (loss) income	$(942)	$1,162
Other comprehensive (loss) income:
Currency translation adjustment	297	(148)
Fair value adjustments of swaps, net of tax	(569)	961
Comprehensive (loss) income	$(1,214)	$1,975

	Twenty-Six Week Period Ended
	March 31, 2007	April 1, 2006
Net loss	$(10,118)	$(2,048)
Other comprehensive (loss) income:
Currency translation adjustment	(1,290)	(133)
Fair value adjustments of swaps, net of tax	(633)	1,444
Comprehensive loss	$(12,041)	$(737)

11.     Segment Information

The Company’s operations are classified into one business segment. These operations are conducted primarily in the United States, and to a lesser extent, in Canada and Europe. The following table presents certain data by geographic areas:

	Thirteen Week Period Ended
	March 31, 2007		April 1, 2006
	Net Sales	Earnings (Loss) Before Income Taxes	Net Sales	(Loss) Earnings Before Income Taxes
United States	$152,664	$1,770	$114,056	$(1,068)
Europe	2,053	(43)	1,798	48
Canada	19,318	1,535	18,236	2,731
Total	$174,035	$3,262	$134,090	$1,711

	Twenty-Six Week Period Ended
	March 31, 2007		April 1, 2006
	Net Sales	(Loss) Earnings Before Income Taxes	Net Sales	(Loss) Earnings Before Income Taxes
United States	$221,362	$(6,933)	$184,041	$(7,863)
Europe	3,570	(214)	2,954	(28)
Canada	34,045	2,375	35,626	4,951
Total	$258,977	$(4,772)	$222,621	$(2,940)

	Identifiable Assets
	March 31, 2007	September 30, 2006
United States	$427,665	$399,890
Europe	6,652	6,589
Canada	60,836	49,300
Total	$495,153	$455,779

The Company’s top two customers represented approximately 28% and 20% of net sales for the thirteen-week period ended March 31, 2007 and approximately 29% and 21% for the thirteen-week period ended April 1, 2006. These customers represented approximately 28% and 18% of the net sales for the twenty -six week period ended March 31, 2007 and approximately 30% and 20% for the twenty-six week period ended April 1, 2006.

12.     Joint Venture

During March 2007, the Company entered into a joint venture agreement with Nan Shan International Co., Ltd. for the purpose of manufacturing and marketing certain garden tools. The joint venture is 60% owned by Taiwan Nan Shan Bamboo Ware Co. and 40% owned by the Company. The joint venture will operate under the name Huzhou Lifeng Furniture Industry and Commerce Co., Ltd, which is located in China. The Company has a minority representation on the Board of Directors of the joint venture. The Company has accounted for its investment under the cost method..

13.     Related Party Transactions

The Company is party to a management agreement with Castle Harlan, Inc., an affiliate of a shareholder, under which Castle Harlan, Inc. provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Company. The Company recorded expenses of $724 and $1,464 for the thirteen and twenty-six weeks ended March 31, 2007, respectively, related to the annual management fees which are included in selling, general and administrative expense. The expense for the thirteen and twenty-six week periods ended April 1, 2006 was $375 and $766, respectively. The management fees are payable quarterly in advance in accordance with the management agreement.

14.     Contingencies

Management continually evaluates the Company’s contingencies, including various lawsuits and claims which arise in the normal course of business, product and general liabilities, worker’s compensation, property losses and other fiduciary liabilities for which the Company is self-insured or retains a high exposure limit. Self-insurance reserves are established based on actuarial estimates. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies generally are expensed as incurred. In the opinion of management, its assessment of contingencies is reasonable and related reserves, in the aggregate, are adequate; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters. The following matters are the more significant of the Company’s identified contingencies.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis of our parent’s results of operations and financial condition should be read in conjunction with and is qualified in its entirety by reference to the unaudited condensed consolidated financial statements and accompanying notes of ATT Holding Co. (the Company) as it relates to the consolidated financial performance and results of operations of our parent, ATT Holding Co. A separate discussion for Ames True Temper, Inc. is not presented since our parent has no operations or assets separate from its investment in Ames True Temper, Inc. and since the Senior Subordinated Notes and the Senior Floating Rate Notes are guaranteed by our parent. This Form 10-Q contains forward-looking statements. All statements other than statements of historical fact are ‘‘forward-looking statements’’ for purposes of federal and state securities laws.

Forward-looking statements are identified by terms and phrases such as ‘‘may,’’ ‘‘will,’’ ‘‘plans,’’ ‘‘estimates,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘expects,’’ ‘‘intends’’ and similar expressions and include references to assumptions and related to our future prospects, developments and business strategies. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements.

Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

•	our liquidity and capital resources;

•	sales levels to existing and new customers;

•	increased concentration of our customers;

•	seasonality and adverse weather conditions;

•	competitive pressures and trends;

•	changing consumer preferences;

•	new product and customer initiatives;

•	risks relating to foreign sourcing and foreign operations

•	availability and cost of raw materials;

•	our ability to successfully consummate and integrate acquisitions; and

•	general economic conditions.

Our actual results, performance or achievements, could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. We do not intend, and we undertake no obligation, to update any forward-looking statement included in this report, whether as a result of new information, future events or otherwise, after the date of this report. This report should be read in conjunction with the Company’s most recent financial statements, Item 1A, Risk Factors and the Management Discussion & Analysis (MD&A) included in the Company’s Form 10-K for the fiscal year ended September 30, 2006.

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

For the thirteen-week period ended March 31, 2007 and April 1, 2006, the Company’s net sales within the United States were 87.7% and 85.1% of total net sales, respectively. For the twenty-six week period ended March 31, 2007 and April 1, 2006, the Company’s net sales within the United States were 85.5% and 82.7% of total net sales, respectively.

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

On April 7, 2006, we acquired Acorn Products, Inc, (‘‘Acorn’’) the parent company of UnionTools, Inc. (‘‘Union’’), a business engaged in the manufacture and distribution of non-powered lawn and garden tools, pursuant to an Agreement and Plan of Merger (the ‘‘Acorn Merger Agreement’’) among us, Acorn and ATTUT Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of ours (‘‘Merger Sub’’). Pursuant to the Acorn Merger Agreement, we acquired all of the issued and outstanding capital stock of Acorn through the merger of Merger Sub with and into Acorn, with Acorn surviving as a wholly-owned subsidiary of ours (the ‘‘Acorn Merger’’). The Acorn Merger was consummated simultaneously with the execution of the Acorn Merger Agreement. The aggregate cash consideration paid by us on the day of the transaction was $46.4 million.

On April 12, 2006, HD Acquisition Corp. (‘‘HDAC’’), a wholly-owned subsidiary of ours, completed the acquisition of substantially all of the assets and property of Hound Dog Products, Inc. (‘‘Hound Dog’’), a business that designs, markets and distributes non-powered lawn and garden tools. The transaction was consummated simultaneously with the execution of an Asset Purchase Agreement (the ‘‘Asset Purchase Agreement’’) among HDAC, Hound Dog and the shareholders of Hound Dog. The cash consideration paid by HDAC on the day of the transaction was $5.2 million.

These businesses were acquired to expand the Company’s product lines. The operating results of the acquired companies have been included in the accompanying consolidated statements of operations from the respective dates of acquisition. Prior to the end of fiscal year 2006, Acorn, Union and HDAC were merged into Ames True Temper.

Results of Operations

Thirteen weeks ended March 31, 2007 compared to thirteen weeks ended April 1, 2006

Net Sales.    Net sales for the thirteen-week period ended March 31, 2007 increased $39.9 million to $174.0 million compared to $134.1 million for the thirteen weeks ended April 1, 2006. Overall net sales increased primarily from higher sales volumes as a result of the Union and Hound Dog acquisitions, increased sales to certain major retail customers, and decreased customer program expenses. The increase was partially offset by the recording of store servicing fees for certain customers as a reduction in revenue. In the prior thirteen-weeks ended April 1, 2006, these store servicing fees were recorded as an expense in selling, general and administrative expenses (SG&A). Recording the fees as a reduction to revenue was due to a change in the structure of the store servicing arrangements and the excess of the fees over the fair value of the benefit derived from this arrangement with certain customers.

Gross Profit.    Gross profit for the thirteen weeks ended March 31, 2007 increased $7.4 million to $42.6 million from $35.2 million for the thirteen weeks ended April 1, 2006. This increase was due primarily to increased sales volume and was partially offset by increases in freight and steel costs, and was partially offset by the recording of store servicing fees for certain customers as a reduction in revenue. In the prior thirteen-weeks ended April 1, 2006, these store servicing fees were recorded as an expense in SG&A. Recording the fees as a reduction to revenue was due to a change in the structure of the store servicing arrangements and the excess of the fair value of the benefit derived from this arrangement with certain customers. Gross profit as a percentage of net sales decreased to 24.5% from 26.2% during this period due to manufacturing variances related to lower production levels, the mix of products sold and the recording of store servicing fees as described above.

Selling, General and Administrative (‘‘SG&A’’) Expenses.    SG&A expenses for the thirteen weeks ended March 31, 2007 increased $3.5 million to $29.2 million from $25.7 million for the thirteen weeks ended April 1, 2006. The increase relates primarily to selling, commission and distribution expenses due to increased sales and increased compensation and professional service expenses due to the integration of the Union acquisition, partially offset by the recording of store servicing fees for certain customers as a reduction in revenue. In the prior thirteen-weeks ended April 1, 2006, these store servicing fees were recorded as an expense in SG&A.

Amortization of Intangible Assets.    During each of the thirteen weeks ended March 31, 2007 and April 1, 2006, we recorded $0.4 million in amortization expense.

Interest Expense.    Interest expense for the thirteen weeks ended March 31, 2007 increased $1.6 million to $9.5 million from $7.9 million during the thirteen weeks ended April 1, 2006. The increase was a result of borrowings under our revolving credit facility for the Union and Hound Dog acquisitions and higher average interest rates as compared to the prior period.

Income Tax Expense.    Income tax expense for the thirteen weeks ended March 31, 2007 was $4.2 million. Income tax expense for the thirteen weeks ended April 1, 2006 was $0.5 million or approximately 32.1% of income before taxes. At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis. The tax effect of significant unusual items is reflected in the period in which they occur. Deferred income taxes are provided for the future tax consequences attributable to the differences between the carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. As of September 30, 2006, a deferred tax asset valuation allowance was necessary for a portion of our deferred tax assets. During the thirteen weeks ended March 31, 2007, based on revised projections of future taxable income we recorded a valuation allowance of $3.1 million on remaining U.S. federal and state deferred tax assets which are not otherwise offset by reversing deferred tax liabilities.

Twenty-six weeks ended March 31, 2007 compared to twenty-six weeks ended April 1, 2006

Net Sales.    Net sales for the twenty-six-weeks ended March 31, 2007 increased $36.4 million, or 17.2%, to $259.0 million compared to $222.6 million for the twenty-six weeks ended April 1, 2006. Overall net sales increased primarily from higher sales volumes as a result of the Union and Hound Dog acquisitions, increased sales to certain major retail customers, and decreased customer program expenses. The increase was partially offset by the recording of store servicing fees for certain customers as a reduction in revenue. In the prior twenty-six weeks ended April 1, 2006, these store servicing fees were recorded as an expense in SG&A. Recording the fees as a reduction to revenue was due to a change in the structure of the store servicing arrangements and the excess of the fees over the fair value of the benefit derived from this arrangement with certain customers. This increase was partially offset by a decrease in snow tools sales due to a lack of snow in certain major geographic markets in the United States and Canada.

Gross Profit.    Gross profit for the twenty-six weeks ended March 31, 2007 increased $8.5 million to $64.9 million from $56.4 million for the twenty-six weeks ended April 1, 2006. This increase was due primarily to the increase in sales volume and was partially offset by increases in freight and steel costs and the recording of store servicing fees for certain customers as a reduction in revenue. In the prior twenty-six weeks ended April 1, 2006, these store servicing fees were recorded as an expense in SG&A. Recording the fees as a reduction to revenue was due to a change in the structure of the store servicing arrangements and the excess of the fees over the fair value of the benefit derived from this arrangement with certain customers. Gross profit as a percentage of net sales increased to 25.6% from 25.3% during this period due to the mix of products sold.

Selling, General and Administrative Expenses.    SG&A expenses for the twenty-six weeks ended March 31, 2007 increased $6.3 million to $49.9 million from $43.6 million for the twenty-six weeks ended April 1, 2006. The increase relates primarily to incremental compensation and professional service expenses as a result of the Union acquisition, higher variable selling costs, such as commission and distribution expenses and new product development costs, partially offset by recoveries under U.S. anti-dumping and the recording of store servicing fees for certain customers as a reduction in revenue. In the prior twenty-six weeks ended April 1, 2006, these store servicing fees were recorded as an expense in SG&A.

Amortization of Intangible Assets.    During the twenty-six weeks ended March 31, 2007, we recorded $0.7 million in amortization expense, as compared to $0.9 million during the twenty-six weeks ended April 1, 2006.

Interest Expense.    Interest expense for the twenty-six weeks ended March 31, 2007 increased $2.8 million to $18.1 million from $15.3 million during the twenty-six weeks ended April 1, 2006. The increase was a result of borrowings under our revolving credit facility for the Union and Hound Dog acquisitions and higher average interest rates as compared to the prior period.

Income Tax Expense (Benefit).    Income tax expense for the twenty-six weeks ended March 31, 2007 was $5.3 million. Income tax benefit for the twenty-six weeks ended April 1, 2006 was $0.9 million, or approximately 30.3% of loss before taxes. At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis. The tax effect of significant unusual items is reflected in the period in which they occur. Deferred income taxes are provided for the future tax consequences attributable to the differences between the carrying amounts of assets and liabilities and their respective tax base. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. As of September 30, 2006, a deferred tax asset valuation allowance was necessary for a portion of our deferred tax assets. During the twenty-six weeks ended March 31, 2007, based on revised projections of future taxable income we recorded a valuation allowance of $6.9 million on remaining U.S. federal and state deferred tax assets which are not otherwise offset by reversing deferred tax liabilities

Liquidity and Capital Resources

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

Cash Flows

Cash used in operating activities for the twenty-six weeks ended March 31, 2007 was $33.3 million, compared to $59.0 million for the twenty-six weeks ended April 1, 2006. This lower cash usage in fiscal 2007 as compared to fiscal 2006 is primarily the result of a focused effort to reduce inventory in the the thirteen-weeks ended March 31, 2007. This resulted in a cash usage for inventory of $7.8 in the twenty-six weeks ended March 31, 2007 as compared to the cash usage for inventory of $28.6 in the twenty-six weeks ended April 1, 2006. During our first two quarters of the fiscal year, we typically use our available cash and our revolving loan facility to fund our seasonal build of inventory. Cash used in investing activities of $7.0 million and $5.7 million for the twenty-six-week periods ended March 31, 2007 and April 1, 2006, respectively, was due primarily to the purchase of fixed assets, partially offset by proceeds from the sale of fixed assets. Cash provided by financing activities was $36.0 million and $45.5 million for the twenty-six weeks ended March 31, 2007 and April 1, 2006, respectively and was primarily the result of net borrowings under the revolving credit facility.

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

The terms of the Credit Agreement include various covenants that restrict our ability to, among other things, incur additional liens, incur additional indebtedness and make additional investments. In addition, the Borrowers are prohibited from incurring capital expenditures exceeding $16.125 million in fiscal year 2007 and $15.0 million in any fiscal year thereafter (subject to the right to carry over the unused portion to the following year). In addition, under certain circumstances the Borrowers will be required to have consolidated earnings before income taxes, depreciation and amortization (EBITDA) of at least $41.0 million for each period of four fiscal quarters. The Credit Agreement also includes customary events of default, including, without limitation, payment defaults, cross defaults to other indebtedness and bankruptcy related defaults. As of March 31, 2007, we were in compliance with all of our financial covenants. As of March 31, 2007, we had $102.9 million of borrowings on the revolving portion of our senior credit facility, with $2.7 million of letters of credit outstanding. At March 31, 2007, based on the borrowing base calculation, the revolver limit was $130.0 million, with

$24.4 million available under the revolving credit facility. In addition, the Company had $1.7 million of letters of credit outstanding with another financial institution as of March 31, 2007. These letters of credit were supported by $2.1 million of restricted cash in the form of an escrow deposit at this financial institution.

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

Other Debt

On July 19, 2005, we entered into a $2.7 million Term Note, Loan and Security Agreement and Subordination Agreement with a Lender. This note is payable in monthly installments over five years. The interest rate per annum is equal to 2.5% and secured by certain collateral, which was agreed to by the Administrative Agent of the Senior Secured Credit Facility, as amended and restated. Under the terms of this note, we are required to create 108 jobs at the new manufacturing facility in Pennsylvania within three years of the completion of the facility. The Term Note contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation, nonpayment of principal, interest, fees and failure to perform or observe certain covenants. As of March 31, 2007, we were in compliance with these covenants.

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

The interest rate swaps are accounted for in accordance with Statement of Financial Accounting Standard (‘‘SFAS’’) No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, ‘‘SFAS 133’’).  SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities.  SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company has accounted for the swaps as cash flow hedges. As of

March 31, 2007, the interest rate swaps were recorded as an asset of $1.6 million. For the twenty-six week period ended March 31, 2007, the change in fair value was recognized as a reduction of other comprehensive income of $0.6 million, net of deferred taxes of $0.4 million.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,’’ (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A two-step process is prescribed whereby the threshold for recognition is a more-likely-than-not test that the tax position will be sustained upon examination based on the technical merits of the position, and the tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 is effective for the first quarter of the fiscal year ending September 27, 2008. The Company is currently evaluating what effect, if any, adoption of FIN 48 will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (‘‘GAAP’’), and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. This statement is effective for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS 157 in the first quarter of fiscal year 2009. The Company is currently evaluating what effect, if any, adoption of SFAS 157 will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS statements No. 87, 88, 106 and 132(R)’’, (SFAS 158), to improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability was issued. SFAS 158 requires employers to recognize in its changes of financial position the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation; for any other post-retirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated benefit obligation. If plan assets exceed plan liabilities, an asset would be recognized, and if plan liabilities exceed plan assets, a liability would be recognized. In addition, SFAS 158 requires changes in the funded status of a defined benefit post-retirement plan be recognized in comprehensive income in the year in which the changes occur. SFAS 158 does not change the amount of the expense recorded in a company’s statement of income related to defined benefit post-retirement plans. SFAS 158 is effective for fiscal years ending after June 15, 2007. The Company is currently evaluating what effect, if any, adoption of SFAS 158 will have on the Company’s consolidated financial statements, which will not be determined until the September 29, 2007 measurement date of the assets and benefit obligations of the defined benefit plans.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, ‘‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,’’ (SAB 108). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective in the fiscal year ending September 29, 2007. The adoption of SAB 108 had no impact on the Company’s financial position or statement of operations.

In February 2007, The FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115’’ (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet assessed the impact, if any, on its consolidated financial statements of adopting SFAS 159.

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

Our primary market risk is interest rate exposure with respect to our floating rate debt. The interest rate of the Senior Floating Rate Notes at March 31, 2007 was 9.75%. In connection with the offering of the Senior Floating Rate Notes, we entered into two interest rate swaps. These swaps effectively fix the variable interest rate portion of the Senior Floating Rate Notes at notional amounts of $150.0 million for two years beginning January 15, 2006, subsequently amortizing at a rate of $50.0 million per year until the maturity in 2010. The swaps fix the 3 month LIBOR rates at either 4.29% or 4.31% for the duration of the contracts. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt and Other Obligations — Senior Floating Rate Notes’’ and ‘‘ — Interest Rate Swaps.’’

We conduct foreign operations in Canada and Ireland and utilize international suppliers and manufacturers. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of March 31, 2007 to be material. We do not currently manage our foreign exchange risk through the use of derivative instruments.

We purchase certain raw materials such as resin, steel, and wood that are subject to price volatility caused by unpredictable factors. Where possible, we employ fixed rate raw material purchase contracts and customer price adjustments to help us to manage this risk. We do not currently manage our raw materials risk through the use of derivative instruments.

Item 4.    Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in reports under Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’) is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period cover by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to information required to be included in our submissions and filings with the SEC.

There have not been any changes in our internal control over financial reporting (as term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable

Item 1A.    Risk Factors

Not applicable

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMES TRUE TEMPER, INC.

Date: May 15, 2007	/s/ Richard Dell
Richard Dell
Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Date: May 15, 2007	/s/ David M. Nuti
David M. Nuti Chief Financial Officer (Principal Financial Officer)

AMES TRUE TEMPER, INC.

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.