Form 10-Q
period 2007-06-30
Ames True Temper, Inc.
filed 2007-08-14
CIK 1297756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Yes         No

As of August 14, 2007 the Registrant had 1,000 shares of its common stock, $1.00 par value, outstanding.

ATT HOLDING CO.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ATT Holding Co.
Condensed Consolidated Balance Sheets
(In Thousands)

(Unaudited)

	June 30, 2007	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$2,806	$5,638
Restricted cash	—	2,081
Trade receivables, net	100,006	66,418
Inventories	112,008	141,239
Deferred income taxes	6,696	8,521
Prepaid expenses and other current assets	6,387	6,673
Total current assets	227,903	230,570
Property, plant and equipment, net	67,305	72,680
Intangibles, net	77,668	78,450
Goodwill	58,888	58,359
Other noncurrent assets	13,468	15,720
Total assets	$445,232	$455,779
Liabilities and stockholders’ deficit
Current liabilities:
Trade accounts payable	$36,196	$39,773
Accrued interest payable	10,260	7,325
Accrued expenses and other current liabilities	24,512	29,944
Revolving loan	67,099	66,608
Current portion of long-term debt	541	715
Total current liabilities	138,608	144,365
Deferred income taxes	28,244	26,325
Long-term debt	300,700	301,077
Accrued retirement benefits	7,362	7,812
Other liabilities	7,251	6,927
Total liabilities	482,165	486,506
Commitments and contingencies
Stockholders’ deficit:
Preferred stock-Series A	—	—
Common stock-Class A	—	—
Common stock-Class B	—	—
Additional paid-in capital	110,500	110,500
Predecessor basis adjustment	(13,539)	(13,539)
Accumulated deficit	(146,005)	(137,597)
Accumulated other comprehensive income	12,111	9,909
Total stockholders’ deficit	(36,933)	(30,727)
Total liabilities and stockholders’ deficit	$445,232	$455,779

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(In Thousands)

(Unaudited)

	Thirteen Week Period Ended
	June 30, 2007	July 1, 2006
Net sales	$156,889	$163,331
Cost of goods sold	118,744	119,422
Gross profit	38,145	43,909
Selling, general and administrative expenses	25,602	30,006
Loss on disposal of fixed assets	583	6
Amortization of intangible assets	375	450
Operating income	11,585	13,447
Interest expense	9,279	9,411
Other income	(619)	(5,866)
Income before income taxes	2,925	9,902
Income tax expense	1,215	2,330
Net income	$1,710	$7,572

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(In Thousands)

(Unaudited)

	Thirty-Nine Week Period Ended
	June 30, 2007	July 1, 2006
Net sales	$415,866	$385,952
Cost of goods sold	312,806	285,615
Gross profit	103,060	100,337
Selling, general and administrative expenses	75,546	73,564
Loss (gain) on disposal of fixed assets	1,212	(493)
Amortization of intangible assets	1,120	1,347
Operating income	25,182	25,919
Interest expense	27,411	24,692
Other income	(382)	(5,735)
(Loss) income before income taxes	(1,847)	6,962
Income tax expense	6,561	1,438
Net (loss) income	$(8,408)	$5,524

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Cash Flows
(In Thousands)

(Unaudited)

	Thirty-Nine Week Period Ended
	June 30, 2007	July 1, 2006
Operating activities
Net (loss) income	$(8,408)	$5,524
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation expense	12,175	8,654
Amortization of intangible assets	1,120	1,347
Amortization of loan fees	1,866	1,812
Provision (benefit) for deferred taxes	3,773	(4,511)
Reduction of allowance for bad debts	(191)	(56)
Noncash interest expense	257	196
Amortization of bond discount	81	80
Loss (gain) on sale of fixed assets	1,212	(493)
Changes in assets and liabilities:
Trade receivables	(32,910)	(41,125)
Inventories	30,066	(21,088)
Prepaid expenses and other assets	572	1,821
Accounts payable	(3,812)	10,470
Accrued expenses and other liabilities	(3,029)	10,267
Net cash provided by (used in) operating activities	2,772	(27,102)
Investing activities
Cash paid for property, plant and equipment	(9,015)	(10,873)
Acquisition of businesses, net of cash received	—	(53,073)
Release of restricted cash held in escrow	2,081	—
Proceeds from sale of fixed assets	1,666	1,962
Investment in joint venture	(300)	—
Return of capital from joint venture	—	100
Net cash used in investing activities	(5,568)	(61,884)
Financing activities
Repayments of long-term debt	(633)	(386)
Borrowings on revolver, net	491	73,310
Debt issuance costs paid	—	(1,211)
Net cash (used in) provided by financing activities	(142)	71,713
Effect of exchange rate changes on cash	106	504
Change in cash and cash equivalents	(2,832)	(16,769)
Cash and cash equivalents at beginning of period	5,638	21,394
Cash and cash equivalents at end of period	$2,806	$4,625
Supplemental Cash Flow Information
Interest paid	$22,610	$18,343
Income taxes paid	$2,322	$1,938
Property, plant and equipment in trade accounts payable	$639	$1,251

See accompanying notes.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (‘‘US GAAP’’) and the rules of the Securities and Exchange Commission (‘‘SEC’’). In the opinion of management, all adjustments necessary for a fair presentation have been included. All adjustments were comprised of normal recurring adjustments, except as noted in the Notes to Condensed Consolidated Financial Statements. Due to the seasonal nature of our business, the results of operations for the thirteen and thirty-nine week periods ended June 30, 2007 are not necessarily indicative of results for the entire fiscal year ending September 29, 2007. Certain information and notes normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These interim financial statements and the related notes contain the accounts of ATT Holding Co. (the Company) on a consolidated basis and should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

Reclassifications

To maintain consistency with current presentation, the Company reclassified $187 of current portion of capital lease obligations from accrued expenses and other current liabilities to current portion of long-term debt and $65 of long-term portion of capital lease obligations from other liabilities to long-term debt in the September 30, 2006 condensed consolidated balance sheet. In addition, the Company reclassified certain deferred tax liabilities of $2,542 from accrued expenses and other current liabilities to deferred income taxes in the September 30, 2006 condensed consolidated balance sheet. These reclassifications had no effect on previously reported operating income, net loss or stockholders’ deficit.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, ‘‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,’’ (‘‘SAB 108’’). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective in the fiscal year ending September 29, 2007. The adoption of SAB 108 had no impact on the Company’s consolidated financial statements.

In February 2007, The FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 ’’ (‘‘SFAS 159’’). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet assessed the impact, if any, on its consolidated financial statements of adopting SFAS 159.

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

Acquisition of Acorn and Hound Dog

On April 7, 2006, ATT, a direct wholly-owned subsidiary of the Company, acquired Acorn Products, Inc. (‘‘Acorn’’), a Delaware corporation and the parent company of UnionTools, Inc. (‘‘Union’’), a business engaged in the manufacture and distribution of non-powered lawn and garden tools, pursuant to an Agreement and Plan of Merger (the ‘‘Acorn Merger Agreement’’) among ATT, Acorn and ATTUT Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of ATT (‘‘Merger Sub’’). Pursuant to the Acorn Merger Agreement, ATT acquired all of the issued and outstanding capital stock of Acorn through the merger of Merger Sub with and into Acorn, with Acorn surviving as a wholly-owned subsidiary of ATT (the ‘‘Acorn Merger’’). The Acorn Merger was consummated simultaneously with the execution of the Acorn Merger Agreement. The aggregate cash consideration paid by ATT on the day of the transaction was $46,394.

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

These businesses were acquired to expand the Company’s product lines. The operating results of the acquired companies have been included in the accompanying consolidated statements of operations from the respective dates of acquisition. The acquisitions of Acorn and Hound Dog are

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

being accounted for as purchases in accordance with SFAS No. 141, Business Combinations. Prior to the end of fiscal year 2006, Acorn, Union and HDAC were merged into Ames True Temper. Goodwill resulting from these transactions is not deductible for income tax purposes. The following represents the final allocation of purchase price for the Acorn and Hound Dog acquisitions:

Revolver debt used for purchase price including acquisition costs, net of cash acquired	$50,126
Other liabilities assumed	18,900
Fair value of assets acquired, primarily accounts receivable, inventory and fixed assets	(47,260)
Contingent payment to Hound Dog shareholders	602
Identified intangible assets, primarily tradenames and patents	(4,830)
Cost in excess of fair value of net assets acquired (goodwill)	$17,538

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

Thirteen Week Period Ended July 1, 2006		Thirty-Nine Week Period Ended July 1, 2006
Net Sales	Net Income	Net Sales	Net Income
$164,497	$7,545	$424,999	$2,607

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

As of the date of ownership change, Acorn had approximately $88,000 of federal net operating loss carryforwards.  Due to the ownership change, the net operating losses of Acorn became limited under Internal Revenue Code §382 and limited as well under the normal expiration dates of federal net operating loss carryforwards. It is currently projected that ATT will be able to utilize approximately $900 of the loss carryforwards.  In order to avoid negative tax consequences of allowing net operating losses to expire unutilized, ATT elected to relinquish the portion of the net operating losses that are in excess of the amounts projected to be utilized.

4.    Restructuring

Restructuring Related to Acquisition of Predecessor

In connection with the acquisition of the Predecessor on June 28, 2004, the Company began to assess and formulate an exit and restructuring plan that includes reductions of workforce, facility closures and changes in business strategies. The Company’s plan met the conditions of EITF 95-3. This

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

exit and restructuring plan is intended to increase operating efficiencies. At June 28, 2004, the Company recorded a liability of $4,782 related to the reductions of workforce and facility closures and $4,795 related to changes in business strategies for a product line. Adjustments have been made to these reserves as the cost estimates are refined and finalized. The Company expects to complete the implementation of these plans within the next one to two years. During the thirty-nine week period ended June 30, 2007, the Company reduced the restructuring reserve based on payments and the refinement of cost estimates.

At June 30, 2007, the remaining restructuring reserves of $1,768 are included in accrued expenses and other current liabilities and other liabilities and relate to portions of the exit plans that are not yet complete. Changes to the restructuring reserves are as follows:

Balance as of September 30, 2006	$3,470
Accretion of Interest	164
Adjustments	(499)
Payments	(1,367)
Balance as of June 30, 2007	$1,768

Restructuring Related to Acquisition of Acorn

At date of acquisition, the Company recorded a reserve of $1,547 associated with certain facility closures and reductions in workforce as part of a facility consolidation plan. The Company appropriately met the conditions as outlined in EITF 95-3 to record such charges as liabilities in a purchase accounting combination. This plan was executed beginning in the third quarter of fiscal 2006 and is expected to be completed in fiscal 2007. As the Company obtains additional information regarding costs to close certain facilities, adjustments may be made to the restructuring reserves. In addition, certain employees were given retention packages totaling approximately $2,987 to transition their current roles over 4-12 months. These costs are being recognized over the retention period and have not been included in the purchase price or as a reduction to the net assets acquired. Severance payments for these retention packages began in the Company’s fourth quarter of fiscal 2006 and were completed during the second quarter of fiscal 2007.

At June 30, 2007, the remaining restructuring reserves of $147 were included in accrued expenses and other current liabilities and related to portions of the exit plans that are not yet complete. Changes to the restructuring reserves are as follows:

Balance as of September 30, 2006	$1,175
Payments	(829)
Adjustments	(199)
Balance as of June 30, 2007	$147

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

5.    Inventories

Inventories are as follows:

	June 30, 2007	September 30, 2006
Finished goods	$67,163	$86,380
Work in process	16,701	21,326
Raw materials	28,144	33,533
	$112,008	$141,239

6.    Goodwill and Other Intangibles

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to test goodwill and indefinite lived intangible assets for impairment on at least an annual basis. Definite lived intangible assets are tested for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. There can be no assurance that future impairment tests will not result in a charge to earnings. There was a revision to goodwill during the thirty-nine weeks ended June 30, 2007, primarily as a result of the impact of foreign currency exchange and the contingent payment related to the Hound Dog transaction. The cost of other acquired intangible assets, including primarily customer relationships and covenants not to compete, is amortized on a straight-line basis over the estimated lives of 1 to 18 years. Amortization of other intangibles amounted to $375 and $1,120 for the thirteen and thirty-nine weeks ended June 30, 2007, respectively. The estimated aggregate amortization expense for each of the succeeding periods is as follows: $372 for the remainder of fiscal 2007; $1,337 in fiscal 2008; $1,221 in fiscal 2009; $1,211 in fiscal 2010; $1,200 in fiscal 2011 and $3,533 thereafter.

The changes in carrying amount of goodwill for the thirty-nine week period ended June 30, 2007 are as follows:

Goodwill at September 30, 2006	$58,359
Revision of purchase price allocation	(127)
Reclass to other intangibles	26
Currency translation adjustments	630
Goodwill at June 30, 2007	$58,888

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

The following table reflects the components of intangible assets other than goodwill:

	June 30, 2007	September 30, 2006
Finite lived intangible assets:
Technology (patents)	$1,356	$1,356
Non-compete agreements	977	976
Customer relationships	11,728	11,672
	14,061	14,004
Accumulated amortization:
Technology (patents)	(854)	(619)
Non-compete agreements	(918)	(902)
Customer relationships	(3,415)	(2,546)
	(5,187)	(4,067)
Net finite lived intangible assets	8,874	9,937
Indefinite lived intangible assets:
Trade names	68,794	68,513
Total Intangibles, net	$77,668	$78,450

7.     Income Taxes

At the end of each interim reporting period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis. The tax effect of significant unusual items is reflected in the period in which they occur. During the thirty-nine weeks ended June 30, 2007, based on revised projections of future taxable income we recorded a valuation allowance of $6,878 on remaining U.S. federal and state deferred tax assets which are not otherwise offset by reversing deferred tax liabilities. The valuation allowance is primarily attributable to the uncertainty regarding the realization of the federal and state deferred tax assets, including net operating loss carryforwards, related to United States operations.

8.    Debt Arrangements

Senior Subordinated Notes

On June 28, 2004, the Company completed a private offering of $150,000 in aggregate principal amount at maturity of 10% Senior Subordinated Notes due July 15, 2012. The Senior Subordinated Notes are fully and unconditionally guaranteed by the Company on a senior subordinated basis. On August 10, 2004, we filed a registration statement with respect to new notes having substantially identical terms as the original notes, as part of an offer to exchange registered notes for the privately issued original Senior Subordinated Notes. The new notes evidence the same debt as the original Senior Subordinated Notes, are entitled to the benefits of the indenture governing the original Senior Subordinated Notes and are treated under the indenture as a single class with the original notes. The exchange offer was completed on November 24, 2004.

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

The Company pays interest on the new Senior Subordinated Notes semi-annually in cash, in arrears, on January 15 and July 15 at an annual rate of 10.00%. The indenture governing new Senior Subordinated Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting the Company’s ability and the ability of the Company’s restricted subsidiaries to borrow money, guarantee debt or sell preferred stock, create liens, pay dividends on or redeem or repurchase stock, make certain investments, sell stock in the Company’s restricted subsidiaries, restrict dividends or other payments from restricted subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies.

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

The Senior Floating Rate Notes, issued at a 0.50% discount, bear interest at a floating rate per annum, reset quarterly, equal to LIBOR plus 4.00%, which was 9.36% at June 30, 2007. The Senior Floating Rate Notes pay interest quarterly in cash in arrears on January 15, April 15, July 15 and October 15 of each year. The Senior Floating Rate Notes mature on January 15, 2012, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the Indenture. The Company guarantees the Senior Floating Rate Notes.

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

The Company has accounted for the interest rate swaps in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, ‘‘SFAS 133’’).  SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities.  SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company has accounted for the swaps as cash flow hedges. As of June 30, 2007, the interest rate swaps were recorded as an asset of $2,138, included in other noncurrent assets in the Company’s consolidated balance sheet. For the thirty-nine week period ended June 30, 2007, the change in fair value was recognized as a reduction of other comprehensive income of $299, net of deferred taxes of $184.

Term Note

On July 19, 2005, ATT entered into a $2,700 Term Note, Loan and Security Agreement and Subordination Agreement with a Lender. This note is payable in monthly installments over five years. The interest rate per annum is equal to 2.50% and secured by certain collateral, which was agreed to by the Administrative Agent of the Amended and Restated Senior Secured Credit Facility. Under the terms of this note, ATT is required to create 108 jobs at the new manufacturing facility in Pennsylvania within three years of the completion of the facility. The Term Note contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation: nonpayment of principal, interest, fees and failure to perform or observe certain covenants. As of June 30, 2007, ATT was in compliance with these covenants.

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

Borrowings outstanding under the revolving credit facility as of June 30, 2007 and September 30, 2006 were $67,099 and $66,608, respectively. The Company had letters of credit outstanding totaling $3,882 and $2,410 as of June 30, 2007 and September 30, 2006, respectively. The total amount available under the revolving credit facility at June 30, 2007 was $53,097. In addition, the Company had letters of credit outstanding with another financial institution in the amount of $0 and

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

$1,982 as of June 30, 2007 and September 30, 2006, respectively. The interest rate for base rate loans under the revolving credit facility is calculated as the higher of 1) the prevailing Federal Funds rate plus 50 basis points or 2) the administrative agent’s prime interest rate plus an applicable rate determined by the Company’s consolidated leverage ratio as defined in the Credit Agreement. The interest rate for base rate loans under the revolving credit facility was 9.75% at June 30, 2007.

Total indebtedness is as follows:

	June 30, 2007	September 30, 2006
Revolving loan facility dated 4/7/06, expires 2011	$67,099	$66,608
Term Note due 2010	1,709	2,103
Capital lease obligations	105	252
Senior Floating Rate Notes due 2012, net of unamortized discount of $483 and $563, respectively	149,517	149,437
10% Senior Subordinated Notes due 2012	150,000	150,000
Total debt	368,430	368,400
Less short-term revolving loan facilities	(67,099)	(66,608)
Less current portion of capital lease obligations	(90)	(187)
Less current portion of long-term debt	(541)	(528)
Long-term debt	$300,700	$301,077

The Credit Agreement and the Senior Subordinated Notes contain various affirmative and negative covenants customary for similar credit facilities (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions (with exceptions) on: liens; debt; loans, acquisitions, joint ventures and other investments; mergers and consolidations, sales, transfers and other dispositions of property or assets; dividends, distributions, redemptions and other restricted payments; changes in the nature of the Company’s business; transactions with affiliates; and prepayment, redemption or repurchase of certain debt. In addition, the Credit Agreement and term note require that the Company meet certain financial covenants. Capital expenditures are subject to fiscal year limitations of $16,125 in 2007 and $15,000 thereafter. In the event the Company triggers Cash Dominion as defined in the Credit Agreement, the Company is required to maintain a minimum consolidated earnings before interest, income taxes, depreciation and amortization modified by certain adjustments as defined in the Credit Agreement (‘‘Adjusted EBITDA’’) of $41,000 for any period of four quarters ending on the last day of any fiscal quarter. As of June 30, 2007, the Company was in compliance with all applicable debt covenants.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

9.    Pension and Other Post-retirement Benefits

	Pension Benefits		Other Benefits
	Thirteen Week Period Ended		Thirteen Week Period Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Service Cost	$798	$923	$1	$1
Interest Cost	2,141	2,009	26	39
Expected return on plan assets	(2,897)	(2,871)	—	—
Amortization of unrecognized net loss	(12)	128	(28)	—
Net periodic benefit cost	$30	$189	$(1)	$40

	Pension Benefits		Other Benefits
	Thirty-Nine Week Period Ended		Thirty-Nine Week Period Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Service Cost	$2,390	$2,700	$1	$2
Interest Cost	6,419	5,315	78	111
Expected return on plan assets	(8,686)	(7,710)	—	—
Amortization of unrecognized net loss	(37)	384	(83)	—
Net periodic benefit cost	$86	$689	$(4)	$113

Employer Contributions

During the thirteen week periods ended June 30, 2007 and July 1, 2006, the Company contributed $57 and $280, respectively, to its defined benefit pension plans. During the thirty-nine week periods ended June 30, 2007 and July 1, 2006 the Company contributed $474 and $373, respectively, to its defined benefit pension plans.

During the thirteen week periods ended June 30, 2007 and July 1, 2006, the Company contributed $0 and $34, respectively, to its post-retirement benefit plans. During the thirty-nine week periods ended June 30, 2007 and July 1, 2006, the Company contributed $0 and $119, respectively, to its post-retirement benefit plans.

On December 31, 2006, the Union pension and other benefit plans were merged into the Company’s pension and other benefit plans.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

10.    Other Comprehensive Income (Loss)

	Thirteen Week Period Ended
	June 30, 2007	July 1, 2006
Net income	$1,710	$7,572
Other comprehensive income:
Currency translation adjustment	3,791	1,950
Fair value adjustments of swaps, net of tax	334	650
Comprehensive income	$5,835	$10,172

	Thirty-Nine Week Period Ended
	June 30, 2007	July 1, 2006
Net (loss) income	$(8,408)	$5,524
Other comprehensive (loss) income:
Currency translation adjustment	2,501	1,817
Fair value adjustments of swaps, net of tax	(299)	2,094
Comprehensive (loss) income	$(6,206)	$9,435

11.    Segment Information

The Company’s operations are classified into one business segment. These operations are conducted primarily in the United States, and to a lesser extent, in Canada and Europe. The following table presents certain data by geographic areas:

	Thirteen Week Period Ended
	June 30, 2007		July 1, 2006
	Net Sales	Earnings Before Income Taxes	Net Sales	Earnings Before Income Taxes
United States	$132,727	$462	$140,483	$7,190
Europe	2,309	126	1,973	44
Canada	21,853	2,337	20,875	2,668
Total	$156,889	$2,925	$163,331	$9,902

	Thirty-Nine Week Period Ended
	June 30, 2007		July 1, 2006
	Net Sales	(Loss) Earnings Before Income Taxes	Net Sales	(Loss) Earnings Before Income Taxes
United States	$354,089	$(6,471)	$324,524	$(673)
Europe	5,879	(88)	4,927	16
Canada	55,898	4,712	56,501	7,619
Total	$415,866	$(1,847)	$385,952	$6,962

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)

	Identifiable Assets
	June 30, 2007	September 30, 2006
United States	$379,992	$399,890
Europe	6,792	6,589
Canada	58,448	49,300
Total	$445,232	$455,779

The Company’s top two customers represented approximately 37% and 19% of net sales for the thirteen week period ended June 30, 2007 and approximately 35% and 18% for the thirteen week period ended July 1, 2006. These customers represented approximately 31% and 18% of net sales for the thirty -nine week period ended June 30, 2007 and approximately 32% and 19% for the thirty-nine week period ended July 1, 2006.

12.    Joint Venture

During March 2007, the Company entered into a joint venture agreement with Nan Shan International Co., Ltd. for the purpose of manufacturing and marketing certain garden tools. The joint venture is 60% owned by Taiwan Nan Shan Bamboo Ware Co. and 40% owned by the Company. The joint venture will operate under the name Huzhou Lifeng Furniture Industry and Commerce Co., Ltd, which is located in China. The Company has a minority representation on the Board of Directors of the joint venture. The Company has accounted for its investment under the cost method.

13.    Related Party Transactions

The Company is party to a management agreement with Castle Harlan, Inc., an affiliate of a shareholder, under which Castle Harlan, Inc. provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Company. The Company recorded expenses of $724 and $2,214 for the thirteen and thirty-nine weeks ended June 30, 2007, respectively, related to the annual management fees which are included in selling, general and administrative expense. The expense for the thirteen and thirty-nine week periods ended July 1, 2006 was $377 and $1,144, respectively. The management fees, are payable quarterly in advance in accordance with the management agreement.

14.    Contingencies

Management continually evaluates the Company’s contingencies, including various lawsuits and claims which arise in the normal course of business, product and general liabilities, worker’s compensation, property losses and other fiduciary liabilities for which the Company is self-insured or retains a high exposure limit. Self-insurance reserves are established based on actuarial estimates. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies generally are expensed as incurred. In the opinion of management, its assessment of contingencies is reasonable and related reserves, are adequate; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters. The following matters are the more significant of the Company’s identified contingencies.

During December 2004, a customer of Union was named in litigation that involved Union’s products. The complaint asserted causes of action against the defendant for improper advertisement to the consumer. The allegation suggests that advertisements led the consumer to believe that the hand tools sold were manufactured in the boundaries of the United States. The allegation asserts cause of action against the customer for common law fraud. In the event that courts would deem a judgment against our customer, there is a possibility that the customer would seek legal recourse for an unspecified amount in contributory damages.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis of our parent’s results of operations and financial condition should be read in conjunction with and is qualified in its entirety by reference to the unaudited condensed consolidated financial statements and accompanying notes of ATT Holding Co. (the ‘‘Company’’) as it relates to the consolidated financial performance and results of operations of our parent, ATT Holding Co. A separate discussion for Ames True Temper, Inc. is not presented since our parent has no operations or assets separate from its investment in Ames True Temper, Inc. and since the Senior Subordinated Notes and the Senior Floating Rate Notes are guaranteed by our parent. This Form 10-Q contains forward-looking statements. All statements other than statements of historical fact are ‘‘forward-looking statements’’ for purposes of federal and state securities laws.

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

For the thirteen week periods ended June 30, 2007 and July 1, 2006, the Company’s net sales within the United States were 84.6% and 86.0% of total net sales, respectively. For the thirty-nine week periods ended June 30, 2007 and July 1, 2006, the Company’s net sales within the United States were 85.1% and 84.1% of total net sales, respectively.

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

On April 7, 2006, we acquired Acorn Products, Inc. (‘‘Acorn’’), the parent company of UnionTools, Inc. (‘‘Union’’), a business engaged in the manufacture and distribution of non-powered lawn and garden tools, pursuant to an Agreement and Plan of Merger (the ‘‘Acorn Merger Agreement’’) among us, Acorn and ATTUT Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of ours (‘‘Merger Sub’’). Pursuant to the Acorn Merger Agreement, we acquired all of the issued and outstanding capital stock of Acorn through the merger of Merger Sub with and into Acorn, with Acorn surviving as a wholly-owned subsidiary of ours (the ‘‘Acorn Merger’’). The Acorn Merger was consummated simultaneously with the execution of the Acorn Merger Agreement. The aggregate cash consideration paid by us on the day of the transaction was $46.4 million.

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

Results of Operations

Thirteen weeks ended June 30, 2007 compared to thirteen weeks ended July 1, 2006

Net Sales.    Net sales for the thirteen-week period ended June 30, 2007 decreased $6.4 million to $156.9 million compared to $163.3 million for the thirteen weeks ended July 1, 2006. Overall net sales decreased primarily from decreased sales to certain major retail customers, and the recording of store servicing and advertising fees for certain customers as a reduction in revenue. In the prior year thirteen week period ended July 1, 2006, these store servicing and advertising fees were recorded as an expense in selling, general and administrative expenses (‘‘SG&A’’). Recording the store servicing fees as a reduction to revenue was due to a change in the structure of the store servicing arrangements and the excess of the fees over the fair value of the benefit derived from this arrangement with certain customers. Recording the advertising fees as a reduction to revenue was due to the excess of the fees over the fair value derived from the advertising arrangement with certain customers.

Gross Profit.    Gross profit for the thirteen weeks ended June 30, 2007 decreased $5.8 million to $38.1 million from $43.9 million for the thirteen weeks ended July 1, 2006. This decrease was due primarily to decreased sales volume and the recording of store servicing and advertising fees for certain customers as a reduction in revenue. In the prior thirteen-weeks ended July 1, 2006, these store servicing and advertising fees were recorded as an expense in SG&A. Recording the store servicing fees as a reduction to revenue was due to a change in the structure of the store servicing arrangements and the excess of the fair value of the benefit derived from this arrangement with certain customers. Recording the advertising fees as a reduction to revenue was due to the excess of the fees over the fair value derived from the advertising arrangement with certain customers. Gross profit as a percentage of net sales decreased to 24.3% from 26.9% during this period due to manufacturing variances related to lower production levels, the mix of products sold and the recording of store servicing and advertising fees as described above.

Selling, General and Administrative (‘‘SG&A’’) Expenses.    SG&A expenses for the thirteen weeks ended June 30, 2007 decreased $4.4 million to $25.6 million from $30.0 million for the thirteen weeks ended July 1, 2006. The decrease relates primarily to the recording of store servicing and adverting fees for certain customers as a reduction in revenue. In the prior thirteen-weeks ended July 1, 2006, these store servicing and advertising fees were recorded as an expense in SG&A.

Amortization of Intangible Assets.    During the thirteen weeks ended June 30, 2007, we recorded $0.4 million in amortization expense, as compared to $0.5 million during the thirteen weeks ended July 1, 2006.

Interest Expense.    Interest expense for the thirteen weeks ended June 30, 2007 decreased $0.1million to $9.3 million from $9.4 million during the thirteen weeks ended July 1, 2006. The decrease was a result of decrease borrowings under our revolving credit facility.

Income Tax Expense.    Income tax expense for the thirteen weeks ended June 30, 2007 was $1.2 million or approximately 41.5% of income before taxes. Income tax expense for the thirteen weeks ended July 1, 2006 was $2.3 million or approximately 23.5% of income before taxes

Thirty-nine weeks ended June 30, 2007 compared to thirty-nine weeks ended July 1, 2006

Net Sales.    Net sales for the thirty-nine weeks ended June 30, 2007 increased $29.9 million, or 7.7%, to $415.9 million compared to $386.0 million for the thirty-nine weeks ended July 1, 2006. Overall net sales increased primarily from higher sales volumes as a result of the Union and Hound

Dog acquisitions, increased sales to certain major retail customers. The increase was offset by the recording of store servicing and advertising fees for certain customers as a reduction in revenue. In the prior thirty-nine weeks ended July 1, 2006, these store servicing and advertising fees were recorded as an expense in SG&A. Recording the store servicing fees as a reduction to revenue was due to a change in the structure of the store servicing arrangements and the excess of the fees over the fair value of the benefit derived from this arrangement with certain customers. Recording the advertising fees as a reduction to revenue was due to the excess of the fees over the fair value derived from the advertising arrangement with certain customers. Additionally, this increase was partially offset by a decrease in snow tools sales due to a lack of snow in certain major geographic markets in the United States and Canada.

Gross Profit.    Gross profit for the thirty-nine weeks ended June 30, 2007 increased $2.8 million to $103.1 million from $100.3 million for the thirty-nine weeks ended July 1, 2006. This increase was due primarily to the increase in sales volume and was offset by the recording of store servicing and advertising fees for certain customers as a reduction in revenue. In the prior thirty-nine weeks ended July 1, 2006, these store servicing fees were recorded as an expense in SG&A. Recording the store servicing fees as a reduction to revenue was due to a change in the structure of the store servicing arrangements and the excess of the fees over the fair value of the benefit derived from this arrangement with certain customers. Recording the advertising fees as a reduction to revenue was due to the excess of the fees over the fair value derived from the advertising arrangement with certain customers. Gross profit as a percentage of net sales decreased to 24.8% from 26.0% during this period due to the mix of products sold and lower levels of production that negatively impacted overhead absorption.

Selling, General and Administrative Expenses.    SG&A expenses for the thirty-nine weeks ended June 30, 2007 increased $1.9 million to $75.5 million from $73.6 million for the thirty-nine weeks ended July 1, 2006. The increase relates primarily to incremental compensation and professional service expenses as a result of the Union acquisition, higher variable selling costs, such as commission and distribution expenses and new product development costs, partially offset by an increase in recoveries under U.S. anti-dumping provisions and the recording of store servicing and advertising fees for certain customers as a reduction in revenue. In the prior thirty-nine weeks ended July 1, 2006, these store servicing and advertising fees were recorded as an expense in SG&A.

Amortization of Intangible Assets.    During the thirty-nine weeks ended June 30, 2007, we recorded $1.1 million in amortization expense, as compared to $1.3 million during the thirty-nine weeks ended July 1, 2006.

Interest Expense.    Interest expense for the thirty-nine weeks ended June 30, 2007 increased $2.7 million to $27.4 million from $24.7 million during the thirty-nine weeks ended July 1, 2006. The increase was a result of borrowings under our revolving credit facility for the Union and Hound Dog acquisitions.

Income Tax Expense.    Income tax expense for the thirty-nine weeks ended June 30, 2007 was $6.6 million. Income tax expense for the thirty-nine weeks ended July 1, 2006 was $1.4 million, or approximately 20.7% of income before taxes. As of September 30, 2006, a deferred tax asset valuation allowance was necessary for a portion of our deferred tax assets. During the thirty-nine weeks ended June 30, 2007, based on revised projections of future taxable income we recorded a valuation allowance of $6.9 million on remaining U.S. federal and state deferred tax assets which are not otherwise offset by reversing deferred tax liabilities.

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

Contractual Obligations and Commitments

The following table represents our contractual commitments associated with our debt and other obligations as of June 30, 2007.

	Total	July 2007 to September 2007	October 2007 to September 2008	October 2008 to September 2009	October 2009 to September 2010	October 2010 to September 2011	Thereafter
	(dollars in thousands)
Contractual Obligations
Revolving credit facility	$67,099	$67,099	$—	$—	$—	$—	$—
Senior Floating Rate Notes	150,000	—	—	—	—	—	150,000
Senior Subordinated Notes	150,000	—	—	—	—	—	150,000
Term Note	1,724	104	540	601	479	—	—
Interest on Notes	145,861	13,219	27,863	28,377	28,891	29,040	18,471
Operating leases	86,652	2,421	9,612	9,481	8,476	8,354	48,308
Open purchase orders	28,819	15,712	13,071	—	36	—	—
Total contractual obligations	$630,155	$98,555	$51,086	$38,459	$37,882	$37,394	$366,779
Commitments
Outstanding letters of credit	$3,882	$3,882	$—	$—	$—	$—	$—
Total commitments	$3,882	$3,882	$—	$—	$—	$—	$—

Cash Flows

Cash provided by operating activities for the thirty-nine week period ended June 30, 2007 was $2.8 million, compared to cash used in operating activities of $27.1 million for the thirty-nine week period ended July 1, 2006. This increase in cash provided by operating activities in fiscal 2007 as compared to fiscal 2006 is primarily the result of a focused effort to reduce inventory in the thirty-nine weeks ended June 30, 2007. This resulted in cash provided by the reduction of inventory of $30.1 million in the thirty-nine week period ended June 30, 2007 as compared to cash used for inventory of $21.1 million in the thirty-nine week period ended July 1, 2006. Cash used in investing activities was $5.6 million and $61.9 million for the thirty-nine week periods ended June 30, 2007 and July 1, 2006, respectively. The decrease in cash used for investing activities from the prior period was due primarily to the acquisitions of Union and Hound Dog during the thirty-nine week period ended July 1, 2006. Cash provided by financing activities was $71.7 for the thirty-nine week period ended July 1, 2006 and cash used in financing activities was $0.1 million for the thirty-nine week period ended June 30, 2007. The decrease was primarily the result of borrowings under the revolving credit facility for the Union and Hound Dog acquisitions in the thirty-nine week period ended July 1, 2006.

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

The interest rate applicable to the loans under the senior secured credit agreement is either: (1) the ‘‘Eurodollar Rate’’ plus a margin of 1.8% to 2.8% or (2) the ‘‘Base Rate’’ plus a margin of 0.5% to 1.5%. The initial applicable margin for loans based on the Eurodollar Rate will be 2.3%, and the applicable margin for loans based on the Base Rate will be 1.0%. ‘‘Eurodollar Rate’’ is defined as the London interbank offered rate, adjusted for statutory reserve requirements. The ‘‘Base Rate’’ is the higher of: (1) prime rate publicly announced by Bank of America, N.A. or (2) the Federal Funds effective rate plus 0.5%, adjusted for statutory reserve requirements.

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

The terms of the Credit Agreement include various covenants that restrict our ability to, among other things, incur additional liens, incur additional indebtedness and make additional investments. In addition, the Borrowers are prohibited from incurring capital expenditures exceeding $16.1 million in fiscal year 2007 and $15.0 million in any fiscal year thereafter (subject to the right to carry over the unused portion to the following year). In addition, under certain circumstances the Borrowers will be required to have consolidated earnings before interest, income taxes, depreciation and amortization modified by certain adjustments as defined in the Credit Agreement (‘‘Adjusted EBITDA’’) of at least $41.0 million for any period of four quarters ending on the last day of any fiscal quarter. The Credit Agreement also includes customary events of default, including, without limitation, payment defaults, cross defaults to other indebtedness and bankruptcy related defaults. As of June 30, 2007, we were in compliance with all of our financial covenants. As of June 30, 2007, we had $67.1 million of borrowings on the revolving portion of our senior credit facility, with $3.9 million of letters of credit outstanding. At June 30, 2007, based on the borrowing base calculation, the revolver limit was $130.0 million, with $53.1 million available under the revolving credit facility. In addition, the Company had $0 million and $2.0 million of letters of credit outstanding with another financial institution as of June 30, 2007 and September 30, 2006, respectively. These letters of credit were supported by $2.1 million of restricted cash in the form of an escrow deposit at this financial institution at September 30, 2006.

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

The Senior Subordinated Notes are unsecured senior subordinated obligations and rank behind all of our existing and future senior debt, including borrowings under the senior secured credit facility, equally with any of our future senior subordinated debt, ahead of any of our future debt that expressly provides for subordination to the Senior Subordinated Notes and effectively behind all of the existing and future liabilities of our subsidiaries, including trade payables.

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

Other Debt

On July 19, 2005, we entered into a $2.7 million Term Note, Loan and Security Agreement and Subordination Agreement with a Lender. This note is payable in monthly installments over five years. The interest rate per annum is equal to 2.5% and secured by certain collateral, which was agreed to by the Administrative Agent of the Senior Secured Credit Facility, as amended and restated. Under the terms of this note, we are required to create 108 jobs at the new manufacturing facility in Pennsylvania within three years of the completion of the facility. The Term Note contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation, nonpayment of principal, interest, fees and failure to perform or observe certain covenants. As of June 30, 2007, we were in compliance with these covenants.

Interest Rate Swaps

In connection with the issuance of the Senior Floating Rate Notes, we entered into interest rate swaps (the ‘‘Swaps’’) with Bank of America, N.A. and Wachovia Bank, N.A to hedge variable interest rate debt. Pursuant to the Swap with Bank of America, N.A., which became effective on January 17, 2006, we swap 3 month LIBOR rates for fixed interest rates of 4.31% on a notional amount of $100.0 million for the period from January 17, 2006 through January 15, 2008, approximately $66.7 million for the period from January 15, 2008 to January 15, 2009 and approximately $33.3 million for the period from January 15, 2009 through January 15, 2010. Pursuant to the Swap with Wachovia Bank, N.A., effective January 15, 2006, we swap 3 month LIBOR rates for fixed interest rates of 4.29% for a notional amount of $50 million for the period from January 15, 2006 through January 15, 2008, approximately $33.3 million for the period from January 15, 2008 to January 15, 2009 and approximately $16.7 million for the period from January 15, 2009 through January 15, 2010. These swaps fix the variable rate portion of the Senior Floating Rate Notes, while there is an additional margin of 4.00% that is fixed.

The interest rate swaps are accounted for in accordance with Statement of Financial Accounting Standard (‘‘SFAS’’) No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, ‘‘SFAS 133’’).  SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities.  SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company has accounted for the swaps as cash flow hedges. As of June 30, 2007, the interest rate swaps were recorded as an asset of $2.1million. For the thirty-nine week period ended June 30, 2007, the change in fair value was recognized as a reduction of other comprehensive income of $0.3 million, net of deferred taxes of $0.2 million.

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, ‘‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,’’ (SAB 108). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective in the fiscal year ending September 29, 2007. The adoption of SAB 108 had no impact on the Company’s consolidated financial statements.

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

Interest Rate Risk

Our primary market risk is interest rate exposure with respect to our floating rate debt. The interest rate of the Senior Floating Rate Notes at June 30, 2007 was 9.4%. In connection with the offering of the Senior Floating Rate Notes, we entered into two interest rate swaps. These swaps effectively fix the variable interest rate portion of the Senior Floating Rate Notes at notional amounts of $150.0 million for two years beginning January 15, 2006, subsequently amortizing at a rate of $50.0 million per year until the maturity in 2010. The swaps fix the 3 month LIBOR rates at either 4.29% or 4.31% for the duration of the contracts. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt and Other Obligations – Senior Floating Rate Notes’’ and ‘‘— Interest Rate Swaps.’’

Foreign Operations; Currency Risk

We conduct foreign operations in Canada and Ireland and utilize international suppliers and manufacturers. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of June 30, 2007 to be material. We do not currently manage our foreign exchange risk through the use of derivative instruments.

Raw Material; Commodity Price Risk

We purchase certain raw materials such as resin, steel, and wood that are subject to price volatility caused by unpredictable factors. Where possible, we employ fixed rate raw material purchase contracts and customer price adjustments to help us to manage this risk. We do not currently manage our raw materials risk through the use of derivative instruments.

Item 4.    Controls and Procedures

Evaluation of Controls and Procedures

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

Changes in Internal Control over Financial Reporting

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

AMES TRUE TEMPER, INC.
Date: August 14, 2007	/s/ Richard Dell
Richard Dell Chief Executive Officer (Principal Executive Officer)
Date: August 14, 2007	/s/ David M. Nuti
David M. Nuti Chief Financial Officer (Principal Financial Officer)

AMES TRUE TEMPER, INC.

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.