Form 10-K
period 2007-09-29
Ames True Temper, Inc.
filed 2007-12-28
CIK 1297756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the fiscal year ended September 29, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the transition period from to

Commission file number 333-118086

AMES TRUE TEMPER, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	22-2335400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
465 Railroad Avenue, Camp Hill, Pennsylvania	17011
(Address of principal executive offices)	(Zip Code)

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
Yes     No

As of December 28, 2007, the registrant had 1,000 shares of its common stock, $1.00 par value, outstanding.

Documents Incorporated by Reference

None

AMES TRUE TEMPER, INC.

FORM 10-K

YEAR ENDED SEPTEMBER 29, 2007

i

TERMS USED IN THIS FORM 10-K

Unless otherwise noted, or indicated by the context, in this Form 10-K the terms the ‘‘Company,’’ ‘‘we,’’ ‘‘us,’’ ‘‘Ames True Temper’’ and ‘‘our’’ refer to Ames True Temper, Inc. and its subsidiaries and, for periods prior to June 27, 2004 our predecessor companies; the term ‘‘parent’’ refers to ATT Holding Co., the owner of 100% of our capital stock, which has no assets other than our capital stock; the term ‘‘Predecessor Company I’’ refers to the Company under the ownership of Wind Point Partners; and the term ‘‘Predecessor Company II’’ refers to Ames True Temper Group, a division of U.S. Industries, Inc. (‘‘USI’’). References to our fiscal years are to our parent’s 52 or 53 week period that generally ends on the Saturday nearest to September 30 of such year. ‘‘Fiscal 2004’’ is the 52-week period that is combined from the thirteen-week period ended September 25, 2004 with the 39-week period ended June 27, 2004 under Predecessor Company I. ‘‘Fiscal 2003’’ is the 52-week period ended September 27, 2003 under Predecessor Company I.

TRADEMARKS AND SERVICE MARKS

We own or have the rights to various trademarks, copyrights and trade names used in our business, including, but not limited to, the following: Ames™, Ames True Temper™, Dynamic Design™, Garant™, Jackson™, True Temper™, Razor-Back™, UnionTools™ and Hound Dog™.

In addition, we have a limited license to use the Stanley™ and John Deere™ trademarks. This Form 10-K also includes trade names and trademarks of other companies. Our use or display of other parties’ trade names, trademarks or products is not intended to and does not imply a relationship with, or endorsement or sponsorship of, the trade name or trademark owners.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains ‘‘forward-looking statements’’ within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are ‘‘forward-looking statements’’ for purposes of federal and state securities laws. Forward-looking statements may include the words ‘‘may,’’ ‘‘plans,’’ ‘‘will,’’ ‘‘estimates,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘expects,’’ ‘‘intends’’ and similar expressions. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from our Company’s historical experience and those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, but are not limited to, those described in Part I, ‘‘Item 1A. Risk Factors’’ and elsewhere in this report.

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

As part of a restructuring plan, USI decided to divest Predecessor Company II in 2001. Wind Point Partners, a private equity investment firm, in conjunction with Richard Dell, our current president and chief executive officer, and Duane Greenly, our current President of Ames True Temper —U.S., purchased Predecessor Company II in January 2002. Under Predecessor Company I, we completed three acquisitions to complement our product portfolio and enhance our sourcing capabilities. In November 2002, we acquired Dynamic Design, a leading supplier of plastic and foam flowerpots, outdoor planters, window boxes, indoor planters and hanging baskets. In May 2003, we acquired Outdoor Inspirations, to enter the garden hose market. In August 2003, we acquired Greenlife, a leading supplier of non-powered lawn and garden tools manufactured in China.

In June 2004, affiliates of Castle Harlan, Inc., a New York-based private-equity investment firm, together with certain of our employees, completed the acquisition of our Company. In order to acquire our Company, CHATT Holdings, Inc., ‘‘the buyer,’’ and CHATT Holdings LLC, ‘‘the buyer-parent,’’ were formed. Upon completion of the acquisition, affiliates of Castle Harlan, Inc. owned approximately 87% of the buyer-parent and management owned approximately 13%.

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

Brands

Our brands are among the most recognized across our primary product categories in the North American non-powered lawn and garden products market. Our brand portfolio includes Ames, True Temper, Ames True Temper, Garant and Stanley (licensed from The Stanley Works), as well as contractor-oriented brands including UnionTools, Razor-Back Professional Tools, Jackson Professional Tools, and John Deere (licensed from Deere & Company). This strong portfolio of brands allows us to build and maintain long-standing relationships with the leading companies that sell our product categories and to offer specific branding strategies for key retail customers.

In addition to the brands listed above, we also utilize unbranded products to capture the opening price point at major retailers or to satisfy the entire product offering of a customer. While the opening price point category historically has not generated significant revenues, it is an important part of establishing our step-up strategy. As an example, we use opening price point products for our long handle tools to strengthen the position of that category’s ‘‘good,’’ ‘‘better’’ and ‘‘best’’ product lines.

We also manufacture and distribute products under proprietary customer brands as requested. We have seen a higher mix of business associated with proprietary customer brands.

Products

Leveraging a strong portfolio of brand names, we manufacture and market one of the broadest product portfolios in the non-powered lawn and garden industry. This portfolio is anchored by two core product categories: long handle tools and wheelbarrows. We believe that, as a result of our high product quality, high level of customer service and strong customer relationships, we have earned market-leading positions in the long handle tool and wheelbarrow product lines.

The following is a brief description of our primary product lines:

•	Long Handle Tools: Our long handle tool product offering consists of shovels, spades, scoops, rakes, hoes, cultivators, weeders, post hole diggers, scrapers, edgers and forks. We offer numerous types of heads, including poly, steel or aluminum, and various handles manufactured from wood, engineered polymers or fiberglass. Long handle tools are marketed under leading brand names including Ames, True Temper, Jackson Professional Tools, UnionTools, Razor-Back Professional Tools and Garant.

•	Wheelbarrows: We manufacture a full line of wheelbarrows, primarily under the True Temper, Jackson Professional Tools, UnionTools and Garant brand names. We offer both poly and steel wheelbarrows at a full range of price points for a multitude of tasks.

•	Planters: With our acquisition of Dynamic Design, we became a supplier of poly and foam flower pots, outdoor planters, window boxes, indoor planters and hanging baskets. We source most of our planters line from third party manufacturing facilities both domestically and abroad. All of our planters are sold under the Dynamic Design brand. Recently, for both indoor and outdoor use, we introduced the Ceramic-Lite series of polyurethane-molded planters and urns designed to look like glazed and polished ceramic pots. In recent years, we added a new line of fiberglass planters and introduced a new line of proprietary plastic planters with a unique painted finish in trend leading colors.

•	Snow Tools: We manufacture and distribute numerous types of snow tools, including shovels, pushers, roof rakes, sled scoops, and ice scrapers, with poly, steel and aluminum heads. We market these products under the Garant, Ames True Temper and Jackson Professional Tools brand names.

•	Striking Tools: We offer a wide range of striking tools, including axes, picks, mattocks, mauls, wood splitters and sledgehammers. These products are marketed under the True Temper, Jackson Professional Tools, UnionTools, Garant and Razor-Back Professional Tools brand names.

We also provide offerings in other product lines including hose reels, decorative accessories, lawn carts, pruning tools, repair handles, garden hoses, Hound Dog, brooms and specialty tools.

Customers

We sell our products primarily in the U.S. and Canada through (1) retail centers, including home centers and mass merchandisers, such as The Home Depot, Lowe’s, Wal-Mart, Sears and Tractor

Supply Company (2) wholesale chains, including hardware stores and garden centers, such as Ace, Do-It-Best, Orgill, Mid States Distributing and True Value and (3) industrial distributors, such as Grainger and McMaster-Carr.

The Home Depot and Lowe’s Companies, Inc. represented approximately 31% and 18% of our net sales for the fiscal year ending September 29, 2007, 32% and 18% of net sales for the fiscal year ended September 30, 2006 and 32% and 22% for the fiscal year ended October 1, 2005, respectively. Our ten largest customers accounted for 71% of our total net sales during fiscal 2007.

The following table presents net sales by geographic area:

	September 29, 2007	September 30, 2006	October 1, 2005
United States	$421,810	$407,444	$382,980
Canada	71,005	69,704	60,894
Europe	7,952	6,453	6,730
Total	$500,767	$483,601	$450,604

Product Development

Our product development efforts focus on new products and product line extensions. We develop products through our in-house engineering staff and through our relationships with a number of outside product engineering and design firms. We utilize ‘‘core teams’’ to introduce new products more quickly and cost effectively. These core teams, headed by each product portfolio marketing director, consist of cross functional members and are empowered to execute the respective category’s strategic plan.

Examples of recent new product initiatives include decorative swivel hose reels, Dig Ez™ post hole diggers, Versa Grip™ snow shovels, EZ Hauler™ hybrid wheelbarrow—cart, ergonomic fiberglass striking tools, decorative planters and the Planters Buddy™, a revolutionary hand gardening tool.

Sales and Marketing

Our sales organization is structured by distribution channel in the U.S. and by country internationally. In the U.S., we have dedicated a team of sales professionals for each of our large retail customers. We maintain offices adjacent to each of our three largest customers’ headquarters, as well as in-house dedicated sales analysts at our corporate office. In addition, we have assigned sales professionals to our domestic wholesale and industrial distribution channels. We also have sales teams located in Canada and Ireland to handle our Canadian and European sales efforts, respectively. We have recently initiated marketing and distribution efforts in Mexico and Australia.

To assist our clients in marketing our products and responding to new customer trends, we have created teams headed by a product line marketing director focused on each product line. Each team is responsible for implementing category-specific marketing strategies, including Stock Keeping Unit rationalization and support for key accounts.

We offer internal graphic capabilities to design catalogs, labels, point of purchase and other sales materials. In addition, we monitor point of sale and sell-through activity to identify product opportunities and develop merchandising programs to help our customers achieve their sales objectives. We also work closely with external research firms, design studios and product engineering organizations to identify and capitalize on emerging consumer and professional end user trends.

Raw Materials and Suppliers

The primary raw material inputs for our products include resin (primarily polypropylene and high density polyethylene), wood (mainly ash, hickory and poplar logs) and steel (hot rolled and cold rolled). In addition, we purchase some key materials and components, such as metal fork components, wheelbarrow tires, shovel heads and fiberglass handles; however, we complete most of the final assembly internally in order to ensure consistent quality for our customers. During fiscal 2007, one supplier accounted for approximately 9% of our total material purchases. We do not believe that our purchases from this one supplier subject us to significant risks of shortages and interruptions. If this supplier failed to meet our needs, we believe that other sources of product would be readily available. We had no supplier provide more than 9% of our raw materials or components.

Competition

The non-powered lawn and garden industry is highly competitive and fragmented. Most of our competitors consist of small, privately-held companies focusing on a single product category. Some of our competitors include Fiskars and Truper in long handle tools, Suncast in hose reels and decorative accessories and Colorite/Swan in garden hoses. In addition, we face competition from imported or sourced products from China, India and other low-cost producing countries, particularly in long handled tools, wheelbarrows, striking tools and pruning tools. We believe the principal factors by which we compete are quality, performance, price, brand strength, reliability and customer service, with the relative importance of each factor varying by product line. Additionally, our five Asian joint ventures enable us to compete with products from low-cost producing countries.

We believe that our size and product depth provide us with a competitive advantage. In addition, we believe that offshore manufacturers lack sufficient distribution capabilities to service large retailers. We also believe that our extensive wood mill infrastructure and expertise in curing wood handles, coupled with our proximity to American ash and hickory sources, provide us with a competitive advantage over offshore manufacturers.

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

We also maintain distribution centers in Nevada, Kentucky, Canada and Ireland and utilize a third-party distribution center in California for our sourced planters. The Nevada facility provides light assembly operations enabling us to provide faster turnaround for our West Coast customers. This facility also operates four injection-molding machines to reduce some of the costs associated with transporting high cube products. Our company-wide computer network utilizes software that enables us to more efficiently manage orders, quickly replenish our customers’ inventory and provide our customers with strong logistics support.

Joint Ventures

We hold joint venture interests ranging from 25% to 40% in five separate joint ventures that each own a manufacturing facility in China. We do not share in the profits or losses of the joint ventures. Under the terms of the Chinese joint venture agreements, we are entitled to minority representation on the board of directors of each joint venture.

Chengde Greenlife Houseware Co., Ltd. Joint Venture

This joint venture, owned by Pingquan County Stamping Factory (60%), our company (35%) and Dick Liao (5%), manufactures metal home and gardening products. We are responsible under the joint venture agreement for handling the sale of products outside of China, while the joint venture is responsible for the sale of products within China. The term of the joint venture agreement is 15 years and was entered into during 2003. The joint venture may be terminated by mutual agreement of the joint venture parties.

Fujian Greenlife Tools of Garden Co., Ltd. Joint Venture

This joint venture, owned by Fujian Huakun Implement Company Limited (Fujian) (35%), Fuzhou Huatian Auto Accessories Company Limited (35%), Dick Liao (5%) and our company (25%), manufactures poly rakes, steel rakes, cutting tools and car components. Fujian is responsible for the development, engineering and production of products, while we are responsible for exporting products of the joint venture. The term of the joint venture agreement is 10 years and was entered into during 2003. The joint venture can be terminated by mutual agreement of the joint venture parties.

Dalian Greenlife Tools Co., Ltd. Joint Venture

This joint venture, owned by Shushi (Dalian) Steel Shovel Manufacturing Co. (Dalian) (57%), our company (35%) and Dick Liao (8%), manufactures assorted garden tools and metal products. We are responsible for exporting the products of the joint venture. The term of the joint venture agreement is 20 years and was entered into during 2003. The joint venture may be terminated by mutual agreement of the joint venture parties.

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

Nan Shan Huzhou Lifeng Furniture Industry and Commerce Co., Ltd. Joint Venture

This joint venture, owned by Taiwan Nan Shan Bamboo Ware Co. (60%) and our company (40%) manufactures certain garden tools. We are responsible for marketing and distributing the garden tools outside of China. The term of this joint venture is 9 years and was entered into during 2007. The joint venture may be terminated by mutual agreement of the joint venture parties.

Long-lived Assets

The following table presents long-lived assets by geographic area:

	September 29, 2007	September 30, 2006	October 1, 2005
United States	$172,698	$193,551	$169,861
Canada	34,384	28,922	27,637
Europe	2,891	2,736	2,573
Total	$209,973	$225,209	$200,071

Intellectual Property

We hold registered U.S. trademarks and issued U.S. patents, which are important to our business. Additionally, we and our wholly-owned subsidiaries hold trademarks, patents and copyrights in countries where we sell our products. We also hold an exclusive license in the U.S. and Canada to manufacture Clog-Free™ rakes. In addition, we license the Stanley brand name from The Stanley Works for use on long handle tools. We pay royalties for our use of the Stanley name, which were in an amount that is not material to us.

Employees

As of September 29, 2007, we had approximately 1,779 full-time employees worldwide. Most of these employees work in manufacturing and distribution for the U.S. market. At certain times of the year, we augment our workforce with temporary workers to accommodate seasonal increases in business activity. Approximately 188 of our U.S. employees are represented by the following:

1)	United Brotherhood of Carpenters and Joiners of America (UBCJ); contract expires September, 2012,

2)	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union; contract expires October, 2009,

3)	International Brotherhood of Teamsters (IBT); contract expires April, 2008.

In addition, 223 employees in our Canadian facility are represented by the Trade Union Advisory Committee. The collective bargaining agreement affecting these employees is in place until October, 2009. Thirty of our approximately 53 employees in Ireland are covered by one labor agreement and participate in a national wage plan. We believe that our relations with our employees are generally good.

Environmental and Other Regulations

Our operations, both in the United States and abroad, are subject to federal, state, local and foreign environmental laws, ordinances and regulations that limit discharges into the environment. There are established standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of hazardous materials, substances and wastes. There are also established standards that require cleanup of contaminated soil and groundwater. These laws, ordinances and regulations are complex, change frequently and have tended to become more stringent over time. Many of them provide for substantial fines and penalties, orders (including orders to cease operations) and criminal sanctions for violations. They may also impose liability for property damage and personal injury stemming from presence of, or exposure to hazardous substances. In addition, certain of our operations require us to obtain, maintain compliance with, and periodically renew permits.

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

We are currently engaged in site investigation or active remediation at five sites, which are the result of historical facility operations prior to our operations or ownership. Prior to entering into a Settlement and Release Agreement with Jacuzzi Brands, Inc. on May 15, 2006 for these five sites, we were entitled to indemnification by the former owners for 100% of costs for remediation efforts arising out of certain environmental conditions that were known at the time of closing and 80% of costs for remediation efforts for certain other known items. We were also entitled to indemnification for costs of remediation efforts arising out of certain environmental conditions that were unknown at the time of closing, subject to a sliding scale cost allocation scheme. Upon executing the Settlement and Release Agreement, the Company assumed all environmental liabilities as a result of the release of the environmental indemnities. A portion of the settlement payment offset the recording of additional environmental liabilities. The Company continues to carry environmental insurance. While we do not expect to incur significant costs associated with these projects, there can be no assurance that all such costs will be covered by insurance. We could be subject to claims brought pursuant to applicable laws, ordinances and regulations for property damage or personal injury resulting from the environmental impacts of our operations. Increasingly stringent environmental requirements, more aggressive enforcement actions, the discovery of unknown conditions or the bringing of future claims may cause our expenditures for environmental, health and safety matters to increase, and we may incur material costs associated with such matters.

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

Segment Reporting

In the first quarter of our fiscal 2008, the Company made certain changes to its operating and management structure primarily to gain a more focused approach to geographic opportunities. Duane R. Greenly was appointed to the newly created position of President, Ames True Temper-U.S. In this capacity, Mr. Greenly has responsibility for all functional areas of the Company within the U.S. Prior to this appointment, Mr. Greenly served as the Company’s Chief Operating Officer. In connection with these changes, the Company has changed its ‘‘chief operating decision maker’’ as the term is defined in Statement of Financial Accounting Standards (‘‘SFAS’’) No. 131, Disclosures about Segments of an Enterprise and Related Information to include its CEO and geographic Presidents or Managing Directors. This new structure will result in the reporting of multiple reporting segments on a geographic basis beginning with the first quarter of fiscal 2008.

Item 1A.    RISK FACTORS

In addition to the other information set forth in this Form 10-K, you should carefully consider the following factors which could materially affect our business, financial condition or future results.

We depend on a small number of customers for a significant portion of our business.

Our two largest customers accounted for 49% (31% and 18%) of our net sales for fiscal 2007 and approximately 50% of our net accounts receivable as of September 29, 2007. Our ten largest customers accounted for 71% of our total net sales during fiscal 2007. The loss or reduction in orders from any of these customers could have a material adverse effect on our business and our financial results, as could customer disputes regarding shipments, fees, brand use and positioning, merchandise condition or related matters. Our business also may be negatively affected by changes in the policies of our significant retail customers, such as return policies or reductions in shelf space allocation to us.

Furthermore, a bankruptcy or a significant deterioration in the financial condition of any of our significant customers could have a material adverse effect on our sales, profitability and cash flow. Any of the foregoing could result in a reduction in purchases, a longer collection cycle or an inability to collect accounts receivable.

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

We rely on a limited number of domestic and foreign companies, including our joint venture partners, to supply components and manufacture certain of our products. The percentage of our products, based on net sales, that we source has increased from 2% in fiscal 2002 to over 52% in fiscal 2007. We expect that this percentage will remain at the fiscal 2007 level through fiscal 2008. Reliance on third party suppliers and manufacturers may reduce our control over the timing of deliveries and quality of products. Reduced product quality or failure to deliver products quickly may jeopardize our relationships with certain of our key customers. In addition, increased reliance on third party suppliers or manufacturers may result in failure to meet our customer demands, should any of these parties fail to manufacture sufficient supply, go out of business or discontinue a particular component. In such event, we may not be able to find alternative suppliers in a timely manner, if at all. Such events could impact our ability to fill orders, which would have a material adverse effect on our customer relationships.

If we are unable to obtain raw materials for our products at favorable prices it could adversely impact our operating performance.

Our suppliers primarily provide resin (primarily polypropylene and high density polyethylene), wood (mainly ash, hickory and poplar logs) and steel (hot rolled and cold rolled). During fiscal 2007,

we purchased approximately 9% of our total materials from one supplier. No single supplier provides more than 9% of our raw materials or components. We cannot assure you that we may not experience shortages of raw materials or components for our products or be forced to seek alternative sources of supply. If temporary shortages due to disruptions in supply caused by weather, transportation, production delays or other factors require us to secure our raw materials from sources other than our current suppliers, we may not be able to do so on terms as favorable as our current terms or at all. In addition, material increases in the cost of any of these items on an industry-wide basis could have an adverse impact on our operating performance and cash flows if we are unable to recoup these increased costs from our customers, which could have a material adverse effect on our business and financial results. We currently do not engage in hedging or other financial risk management strategies with respect to potential price fluctuations in the cost of raw materials.

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

Downturns in housing markets could have an adverse effect on our business.

The demand for our products is linked to new home construction and sales of existing homes. A higher rate of new home construction, sales of homes to first-time homebuyers and movement to new homes by existing homeowners generally occur during periods in which favorable economic conditions exist. Slowdowns in the United States or Canadian economy may adversely affect these housing markets, which could adversely affect our sales.

Changing consumer preferences and discretionary spending patterns could have an adverse effect on our business.

Purchases of our products are discretionary for consumers. Therefore, we are susceptible to economic slowdowns. Consumers generally are more willing to make discretionary purchases during periods in which favorable economic conditions prevail. Slowdowns in the United States or Canadian economies may adversely affect consumer confidence and spending habits, which could adversely affect our sales. The performance of the economy is affected by numerous economic, political and other factors that are beyond our control.

Unseasonable weather could have a negative impact on our business and financial results.

Demand for lawn and garden products is influenced by weather, particularly weekend weather during the peak gardening season. Our sales volumes could be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, hurricanes, water shortages or floods. In addition, lack of snow or lower than average snowfall during the winter season may also result in reduced sales of certain products, such as snow shovels and other snow tools. As a result, our business, financial results, cash flow and our ability to service our debt could be adversely affected.

Our lawn and garden sales are highly seasonal which could impact our cash flow and operating results.

Because our lawn and garden products are used primarily in the spring and summer, our business is highly seasonal. In fiscal 2007, 66% of our sales occurred during our second and third fiscal quarters. A majority of our operating income and cash flow is generated in this period. Our working capital needs and our borrowings generally peak near the end of our second fiscal quarter in preparation for the spring selling season. If cash on hand and borrowings under our senior credit facility are ever insufficient to meet our seasonal needs or if cash flow generated during the spring and summer is insufficient to repay our borrowings on a timely basis, this seasonality could have a material adverse effect on our business, results of operations, financial condition, and cash flow.

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

Our ability to pay our debt or seek alternative financing may be adversely impacted.

We have a significant amount of debt that could adversely affect our financial health and prevent us from fulfilling our obligations. Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations under outstanding indebtedness and otherwise;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of cash flows from operating activities to payments on our indebtedness, which would reduce the cash flows available to fund working capital, capital expenditures, research and development efforts and other general corporate requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow additional funds; and

•	expose us to risks inherent in interest rate fluctuations because some of our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and acquisitions will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot provide assurance that our business will generate sufficient cash flow from operating activities or that future borrowings will be available to us under our credit facility in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We cannot assure you that we would be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Our credit facility contains restrictive covenants and cross default provisions that require us to maintain specified financial covenants. Our ability to satisfy those financial covenants can be affected by events beyond our control, and we cannot provide assurance that we will satisfy those covenants. A breach of any of these financial covenants or other covenants could result in a default. Upon the occurrence of an event of default, the lenders could elect to declare the applicable outstanding indebtedness due immediately and payable and terminate all commitments to extend further credit. We cannot be sure that our lenders would waive a default or that we could pay the indebtedness in full if it were accelerated.

We have identified a material weakness in our internal control over financial reporting.

In connection with the audit of our consolidated financial statements as of September 29, 2007, an error related to the calculation and review of income taxes was identified, resulting from a material weakness in the Company’s internal control over financial reporting related to the accounting for income taxes. This error resulted from an ineffective review process for the provision and balance sheet presentation of deferred income taxes. This error was corrected in connection with the finalization of the Company’s consolidated financial statements as of September 29, 2007 and had no impact on previously reported periods in fiscal 2007. Our management is in the process of correcting this material weakness. However, we or our independent registered public accounting firm may identify additional material weaknesses in the future. In the event of any material weaknesses in the future, we could incur additional costs and expend significant management attention rectifying those issues. Any future material weaknesses could also affect the accuracy of our financial statements included in filings with the SEC.

We may not be able to acquire complementary lawn and garden product manufacturers or brands. In addition, our acquisition strategy may negatively impact our operating results, divert management’s attention from operating our core business, and expose us to other risks.

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

Our operations are subject to federal, state, local and foreign laws, ordinances and regulations governing the protection of the environment and health and safety matters, including, but not limited to, those regulating discharges into the air and water, the use, handling and disposal of hazardous or toxic substances, the management of wastes, the cleanup of contamination and the control of noise and odors. We have made, and will continue to make, expenditures to comply with these requirements. While we believe, based upon current information, that we are in substantial compliance with all applicable environmental laws, ordinances and regulations, we cannot assure you of this, and we could be subject to potentially significant fines or penalties for any failure to comply. Moreover, under certain environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be held liable for the cost to investigate or clean up such real property and for related damages to natural resources. We may be subject to liability, including liability for investigation and cleanup costs, resulting from historical or ongoing operations if contamination is discovered at one of our current or former facilities, or at a landfill or other location where we have disposed of, or arranged for the disposal of, wastes

We depend on the service of key individuals, the loss of any of which could materially harm our business.

Our success will depend, in part, on the efforts of our executive officers and other key employees. The loss of the services of any of our key employees could have a material adverse effect on us. We do not maintain key man life insurance on our executive officers.

Unionized employees could strike or participate in a work stoppage.

We employ approximately 1,779 people on a full-time basis, approximately 25% of whom are covered by collective bargaining or similar labor agreements. We currently are a party to five such agreements. If our unionized employees were to engage in a strike or other work stoppage, or if we are unable to negotiate acceptable extensions of our agreements with labor unions resulting in a strike or other work stoppage by the affected workers, we could experience a significant disruption of operations and increased operating costs. In addition, any renegotiation or renewal of labor agreements could result in higher wages or benefits paid to unionized employees, which could increase our operating costs and could have a material adverse effect on our profitability.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We currently operate 10 of our 11 manufacturing facilities and 10 of our 13 wood processing facilities. At our manufacturing facilities, we perform various value added processes for our products, including assembly, forging, forming, injection molding, painting, stamping, treating, turning and welding. Through our Chinese joint venture partners, we have access to five manufacturing facilities in China. Our executive headquarters are located in Camp Hill, Pennsylvania.

We currently have three facilities that are idle: Frankfort, NY, Huntington, IN and Palmyra, ME. The Company intends to market these properties. On December 6, 2007, the Byesville, OH manufacturing facility was sold for $0.4 million.

In fiscal 2007, we paid an aggregate of approximately $9.7 million for rent on all our leased properties and our projected rent for fiscal 2008 is substantially the same. Our leased facilities vary in term, generally lasting up to 13 years. Several of the leases also contain renewal provisions. We believe our current facilities are generally well maintained and provide adequate production and distribution capacity for future operations. We may, during peak seasons, enter into short-term leases to provide overflow storage facilities. Additionally, we have several small satellite offices to support our sales force throughout the U.S.

The following table sets forth certain information concerning our current operating facilities and those of our joint venture partners:

Location	Country	Approximate Square Footage	Owned/ Leased	Use
Manufacturing/Distribution
Bernie, MO	United States	170,000	Owned	Manufacturing
Camp Hill, PA	United States	380,000	Leased	Manufacturing, Executive Offices
Carlisle, PA	United States	1,217,000	Leased	Manufacturing, Distribution
Cork	Ireland	74,000	Owned	Manufacturing, Distribution
Falls City, NE	United States	82,000	Owned	Manufacturing
Frankfort, NY	United States	289,800	Owned	Idle
Harrisburg, PA	United States	264,000	Owned	Manufacturing
Lewistown, PA	United States	124,400	Leased	Manufacturing
Louisville, KY	United States	302,500	Leased	Manufacturing, Distribution
Reno, NV	United States	400,000	Leased	Manufacturing, Distribution
St. Francois, Quebec	Canada	353,000	Owned	Manufacturing, Distribution
Wood Mills
Campaign, TN	United States	10,000	Owned	Wood Processing
Dexter City, OH	United States	12,600	Owned	Wood Processing
Frankfort, NY	United States	13,500	Owned	Idle
Huntington, IN	United States	7,600	Owned	Idle
Lebanon, KY	United States	13,500	Owned	Wood Processing
North Vernon, IN	United States	17,680	Owned	Wood Processing
Palmyra, ME	United States	15,000	Owned	Idle
Pine Valley, NY	United States	15,750	Owned	Wood Processing
Princeton, KY	United States	10,000	Owned	Wood Processing
Unadilla, NY	United States	13,000	Owned	Wood Processing
Union City, PA	United States	70,000	Owned	Wood Processing
Wallingford, VT	United States	93,000	Owned	Wood Processing
Woodstock, New Brunswick	Canada	7,800	Owned	Wood Processing

Location	Country	Approximate Square Footage	Owned/ Leased	Use
Joint Ventures
Hebei Province	China	600,000	—	Manufacturing, Distribution
Liaoning Province	China	100,000	—	Manufacturing, Distribution
Fujian Province	China	180,000	—	Manufacturing, Distribution
Liaoning Province	China	184,000	—	Manufacturing, Distribution
Zhejiang Province	China	150,000	—	Manufacturing, Distribution

Item 3.    LEGAL PROCEEDINGS

During December 2004, a customer of Union was named in litigation that involved the Company’s products. The complaint asserted causes of action against the defendant for improper advertisement to the consumer. The allegation suggests that advertisements lead the consumer to believe that the hand tools sold were manufactured within the boundaries of the United States. The allegation asserts cause of action against the customer for common law fraud. In the event that courts would deem a judgment against our customer, there is a possibility that the customer would seek legal recourse for an unspecified amount in contributory damages.

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

The following table sets forth selected consolidated financial data of our parent. Separate financial information for Ames True Temper, Inc. is not presented since our parent has no operations or assets separate from its investment in Ames True Temper, Inc. and since the Senior Subordinated Notes and the Senior Floating Rate Notes are guaranteed by our parent. The selected consolidated financial data presented below for the fiscal year ended September 27, 2003 and the period ended June 27, 2004 of our parent, under Predecessor Company I have been derived from our parent’s audited consolidated financial statements, while under control of Predecessor Company I. The selected consolidated financial data presented below for the period ended September 25, 2004, fiscal year ended October 1, 2005, fiscal year ended September 30, 2006 and the fiscal year ended September 29, 2007 have been derived from our parent’s audited consolidated financial statements. Our parent’s historical results included below and elsewhere in this Form 10-K are not necessarily indicative of our parent’s future performance.

	Predecessor Company I
	Fiscal Year Ended	Period Ended	Period Ended	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 27, 2003	June 27, 2004	September 25, 2004	October 1, 2005	September 30, 2006	September 29, 2007
Income Statement Data:
Net sales	$407,426	$355,443	$83,044	$450,604	$483,601	$500,767
Cost of goods sold	294,487	256,248	73,009	344,544	355,617	379,351
Gross profit	112,939	99,195	10,035	106,060	127,984	121,416
Selling, general and administrative expenses	72,262	54,022	16,565	77,319	96,593	95,863
Amortization of intangible assets	3,508	3,303	477	1,754	1,836	1,496
Other operating expense (income)	797	799	(12)	122,701	6,007	5,764
Operating income (loss)	36,372	41,071	(6,995)	(95,714)	23,548	18,293
Interest expense	10,377	7,563	5,899	32,527	33,781	36,145
Other (income) expense	(1,065)	199	(36)	(86)	(5,656)	(5,542)
Income (loss) before income taxes	27,060	33,309	(12,858)	(128,155)	(4,577)	(12,310)
Income tax expense (benefit)	10,495	13,928	(5,038)	(2,955)	—	5,800
Net income (loss)	$16,565	$19,381	$(7,820)	$(125,200)	$(4,577)	$(18,110)
Other Data:
Cash flows provided by (used in):
Operating activities	$7,205	$(14,290)	$20,842	$30,147	($15,752)	$30,977
Investing activities	(44,561)	640	(307,991)	(11,410)	(65,141)	(7,573)
Financing activities	5,705	12,649	288,030	1,105	64,674	(24,892)
Depreciation and amortization	10,993	9,256	3,103	12,031	13,979	17,625
Cash paid for property, plant and equipment	7,053	4,219	1,624	11,600	15,797	10,861
Ratio of earnings to fixed charges (1)	1.6x	2.1x	—	—	—	—
Balance Sheet Data (at end of period):
Cash and cash equivalents	$1,688	$903	$1,250	$21,394	$5,638	$5,182
Working capital	78,045	92,806	101,143	109,610	86,205	74,675
Total assets	228,081	279,911	483,237	375,025	455,779	392,785
Total debt	78,488	91,343	296,300	301,948	368,400	343,688
Shareholders’ equity (deficit)	84,173	103,718	91,389	(36,654)	(30,727)	(53,988)

(1)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes less preferred stock dividend requirements plus fixed charges. Fixed charges consist of interest (expensed and capitalized) on all indebtedness, plus preferred stock dividends and a proportion of rental expenses deemed to be representative of the interest factor. The earnings were deficient to meet fixed charges by $15.5 million, $139.2 million, $ 20.3 million and $36.2 million in the periods ended September 25, 2004, the fiscal year ended October 1, 2005, the fiscal year ended September 30, 2006 and the fiscal year ended September 29, 2007, respectively. See Item 7 ‘‘Management Discussion and Analysis of Financial Condition and Results of Operations’’ for a discussion of the factors that caused a deficiency for the period ended September 29, 2007.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (‘‘MD&A’’) is intended to help the reader understand Ames True Temper, Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying notes thereto of our parent, ATT Holding Co., contained in Item 8 of this report. A separate discussion for Ames True Temper, Inc. is not presented since our parent has no operations or assets separate from its investment in Ames True Temper, Inc. and since the Senior Subordinated Notes and Senior Floating Rate Notes are guaranteed by our parent. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See ‘‘Forward-Looking Statements.’’ This overview summarizes the MD&A, which includes the following sections:

•	Our Business – a general description of our business; a recent history of acquisitions and a statement of our business objective.

•	Critical Accounting Estimates – a discussion of accounting policies that require critical judgments and estimates.

•	Operations Review – an analysis of our Company’s consolidated results of operations for the three years presented in our consolidated financial statements.

•	Liquidity, Capital Resources and Financial Position – an analysis of cash flows; debt and other obligations; off-balance sheet arrangements; aggregate contractual obligations and an overview of financial position.

Our Business

General

Ames True Temper, Inc. is a leading North American manufacturer and marketer of non-powered lawn and garden tools and accessories.

We offer the following 14 distinct product lines: long handle tools, wheelbarrows, planters, hose reels, snow tools, striking tools, decorative accessories, lawn carts, pruning tools, repair handles, garden hoses, Hound Dog, brooms, and specialty tools.

We sell our products primarily in the U.S. and Canada through (1) retail centers, including home centers and mass merchandisers, (2) wholesale chains, including hardware stores and garden centers, and (3) industrial distributors.

We have a large portfolio of recognized brands that enables us to offer specific branding strategies for key retail customers. Our brands are recognized across our primary product categories in the North American non-powered lawn and garden products market. Our brand portfolio includes Ames, True Temper, Ames True Temper, Garant and Stanley (licensed from The Stanley Works), as well as contractor-oriented brands including UnionTools, Razor-Back Professional Tools, Jackson Professional Tools and John Deere (licensed from Deere & Company). This strong portfolio of brands allows us to build and maintain long-standing relationships with the leading companies that sell our product categories.

We believe that our global manufacturing strategy, based primarily upon a blend of domestic manufacturing and sourced product, makes us cost-competitive while allowing us to provide a high level of customer service.

Recent History of Acquisitions

During fiscal 2003, we acquired three separate businesses: Dynamic Design, Greenlife and Outdoor Inspirations. Dynamic Design and Outdoor Inspirations added new product lines to our portfolio, adding planters and garden hoses, respectively. The acquisition of Greenlife added significant access to low cost manufacturing facilities in China through three separate joint ventures in which Greenlife was a partner. During fiscal 2006, we acquired substantially all the assets and properties of Hound Dog Products, Inc. and the stock of Acorn in order to expand our existing product line portfolio. The 2006 acquisitions are more fully described below.

On June 1, 2004, our parent and its equity holders entered into a stock purchase agreement with CHATT Holdings Inc., referred to as the ‘‘buyer,’’ and its parent, CHATT Holdings LLC, referred to as the ‘‘buyer parent.’’ The buyer and buyer parent were newly formed entities established by Castle Harlan Partners IV, L.P., or CHP IV. Pursuant to the stock purchase agreement, the buyer acquired, on June 28, 2004, all of the outstanding equity interests of our parent for a purchase price of $380.0 million plus transaction costs of $6.3 million and working capital adjustments of $27.8 million. Upon completion of the acquisition, approximately 87% of the equity interests of the buyer parent was owned by CHP IV and its affiliates, and the remainder was issued to members of our management who previously held capital stock in our parent, in lieu of cash consideration that they otherwise would have been entitled to receive in the acquisition. In addition, in a few cases, certain members of management that did not currently hold equity in our parent purchased an equity interest in the buyer parent for cash. In order to finance the acquisition, repay our outstanding debt and pay related fees and expenses:

•	we entered into a $215.0 million senior credit facility consisting of a $75.0 million revolving credit facility and a $140.0 million term loan, as described in the ‘‘Debt and Other Obligations’’ section;

•	we issued $150.0 million of 10% Senior Subordinated Notes; and

•	the buyer parent received a $110.5 million equity capital contribution from CHP IV and its affiliates and management.

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

On April 12, 2006, HD Acquisition Corp. (‘‘HDAC’’), a wholly-owned subsidiary of ours, completed the acquisition of substantially all of the assets and property of Hound Dog, a business that designs, markets and distributes non-powered lawn and garden tools. The transaction was consummated simultaneously with the execution of an Asset Purchase Agreement (the ‘‘Asset Purchase Agreement’’) among HDAC, Hound Dog and the shareholders of Hound Dog. The cash consideration paid by HDAC on the day of the transaction was $5.2 million. The Hound Dog acquisition was subject to purchase price adjustments that were contingent upon the achievement of certain financial goals. During fiscal 2007, the Company made a contingent payment in the amount of $602 that was added to the cost of the acquisition in excess of the fair value of the net assets acquired.

These businesses were acquired to expand the Company’s product lines. The operating results of the acquired companies have been included in the accompanying consolidated statements of operations from the respective dates of acquisition. Prior to the end of our fiscal year 2006, Acorn, Union and HDAC were merged into Ames True Temper, Inc.

Our Objective

Our objective is to use our extensive brand portfolio, strong customer relationships, commitment to new product development and our global manufacturing strategy to achieve long-term growth and increased shareholder value.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such differences may be material to the financial statements. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix and, in some cases, actuarial techniques. We evaluate these significant factors as facts and circumstances dictate. Some events as described below have caused actual results to differ significantly from those determined using estimates. We believe that our most critical accounting estimates relate to the following:

•	Recoverability of Intangible Assets

•	Pension Liability

•	Revenue Recognition

•	Income Taxes

Management has discussed the development, selection and disclosure of critical accounting estimates with the Audit Committee of the buyer-parent’s Board of Directors. While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. For a discussion of the Company’s significant accounting policies, refer to Note 2 of Notes to Consolidated Statements.

Recoverability of Intangible Assets

Effective January 14, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets (‘‘SFAS 142’’). SFAS 142 classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that the assets might be impaired.

We amortize intangible assets with definite lives over their useful lives. Under the provisions of SFAS No. 142, if conditions exist that indicate the carrying value may not be recoverable, we review such intangible assets with definite lives for impairment to ensure they are appropriately valued. Such conditions may include an economic downturn, the discontinuance of a certain product or product line or a change in the assessment of future operations. Intangible assets with indefinite useful lives and goodwill are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. In testing our goodwill for impairment, we use a two-step impairment assessment, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

In 2007 and 2006, we recorded impairment charges of approximately $4.4 million and $5.9 million, respectively, related to certain trade names. The carrying value of the trade names prior to the recording of the impairment charge in 2007 and 2006 were $69.2 million and $74.4 million, respectively. The impairment was the result of our revised outlook of revenue directly associated with the trade names which have been unfavorably impacted by changing customer branding strategies. We determined the amount of the impairment by comparing the fair value of the trade names to the current carrying value. Fair value was determined using a discounted cash flow approach and applying assumptions we believe are applicable based on current market conditions. Where applicable, we use an appropriate discount rate based on the Company’s cost of capital.

In 2005, we recorded impairment charges of approximately $119.8 million related to goodwill. The carrying value of the goodwill prior to the recording of the impairment charge in 2005 was $161.5 million. The impairment was the result of our revised outlook of profitability due to increased commodity prices, which caused financial results to differ significantly from the expected results at the time of the purchase of the Company in June 2004. We determined the amount of the impairment by comparing the fair value of the goodwill to the current carrying value. Fair value was determined using a discounted cash flow approach and applying assumptions applicable based on current market conditions. Where applicable, we use an appropriate discount rate based on the Company’s cost of capital.

Our goodwill and other indefinite-lived intangible assets are allocated among three reporting units. Accordingly, it is difficult to quantify the impact of an adverse change in financial results and related cash flows, as such change may be isolated to one of our reporting units or spread across our entire organization. In either case, the magnitude of any impairment to goodwill or other indefinite-lived intangible assets resulting from adverse changes cannot be estimated.

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and indefinite lived intangible assets, which totaled $124.1 million and $126.9 million at September 29, 2007 and September 30, 2006, respectively. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, a material negative change in our relationships with significant customers and economic conditions that may affect the assumptions used in the discounted cash flow calculation.

Pension Liability

We have several defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in the plan. We record expense related to these plans using actuarially determined amounts that are calculated under the provisions of SFAS No. 87, Employer’s Accounting for Pensions. Key assumptions used in the actuarial valuations include the discount rate and the expected rate of return on plan assets. These rates are based on historical experience, current market conditions and managements’ judgment.

The accumulated benefit obligation of the defined benefit plans is a discounted amount calculated using the market interest rates. An increase in the market interest rates, assuming no other changes in the estimates, reduces the amount of the accumulated benefit obligation and the related expense. A decrease in the market interest rates, assuming no other changes in the estimates, increases the amount of the accumulated benefit obligation and the related expense.

A change of one percentage point in the expected long-term rate of return on plan assets is estimated to have the following effect on fiscal 2007 results:

	1% Increase	1% Decrease
	(in millions)
Effect on net periodic benefit cost (credit)	($1.2)	$1.2

A change of one percentage point in the discount rate is estimated to have the following effect on fiscal 2007 results:

	1% Increase	1% Decrease
	(in millions)
Effect on net periodic benefit cost (credit)	($0.2)	$0.6

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB No. 87, 88, 106, and 132(R) (‘‘SFAS 158’’). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligation that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the change occurs. The requirement to recognize the funded status of a defined benefit postretirement plan became effective September 29, 2007, and the Company adopted the recognition requirements as of September 29, 2007. In connection with the fiscal 2007 adoption of SFAS 158, the Company recorded an additional pension liability of $4,608 for the net underfunded status for all pension and post-employment plans with an offsetting amount recorded in accumulated other comprehensive income, net of taxes. Further disclosure of the impact of the adoption at September 29, 2007 is contained in Note 12 of Notes to Consolidated Financial Statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for the fiscal years ending after December 15, 2008. Currently, the measurement date for the U.S. plans is June 30. The Company has not yet adopted this requirement.

Revenue Recognition

We recognize revenues and freight billed to customers, net of provisions for cash discounts, returns, volume or trade customer discounts, co-op advertising and other sales discounts, upon shipment to customers or delivery of products to customers depending upon the terms of the sale. Certain provisions are determined using projected customer sales. In accordance with EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs, we record amounts billed to customers related to shipping and handling as revenue and all expenses related to shipping and handling as a cost of products sold or selling, general and administrative expense. See Note 2 of Notes to Consolidated Financial Statements.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases of recorded assets and liabilities and operating losses and tax credit carryforwards. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance, if it is more likely than not that some portion or all of the deferred tax assets will not be recognized.

We evaluate on a quarterly basis the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization of deferred tax assets include the reversal of deferred tax liabilities, our forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.

Recent Accounting Standards and Pronouncements

Refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Operations Review

The following table presents the major components of our statement of operations together with each component’s percentage of net sales for fiscal 2007, fiscal 2006 and fiscal 2005:

	Fiscal Year Ended September 29, 2007		Fiscal Year Ended September 30, 2006		Fiscal Year Ended October 1, 2005
	(52 weeks)		(52 weeks)		(53 weeks)
	(dollars in millions)
Net sales	$500.8	100.0%	$483.6	100.0%	$450.6	100.0%
Cost of goods sold	379.4	75.8%	355.6	73.5%	344.5	76.5%
Gross profit	121.4	24.2%	128.0	26.5%	106.1	23.5%
Selling, general, and administrative expenses	95.8	19.1%	96.6	19.9%	77.3	17.2%
Loss (gain) on disposal of fixed assets	1.3	0.2%	(0.4)	—%	—	0.0%
Amortization of intangible assets	1.5	0.3%	1.9	0.4%	1.8	0.4%
Impairment charges	4.5	0.9%	6.4	1.3%	122.7	27.2%
Operating income (loss)	18.3	3.7%	23.5	4.9%	(95.7)	−21.2%
Interest expense	36.1	7.2%	33.8	7.0%	32.5	7.2%
Other income	(5.5)	−1.1%	(5.7)	−1.2%	(0.1)	0.0%
Loss before taxes	(12.3)	−2.4%	(4.6)	−0.9%	(128.1)	−28.4%
Income tax expense (benefit)	5.8	1.2%	—	—%	(2.9)	−0.6%
Net loss	(18.1)	−3.6%	(4.6)	−0.9%	(125.2)	−27.8%

Fiscal 2007 (52 Weeks) Compared to Fiscal 2006 (52 Weeks)

Net Sales.    Net sales for the fifty-two week period ended September 29, 2007 increased $17.2 million, or 3.6%, to $500.8 million compared to $483.6 million for the fifty-two weeks ended September 30, 2006. Overall net sales increased primarily due to the April 2006 acquisitions of Union and Hound Dog, which contributed full year net revenues of $56.7 million and $7.6 million, respectively, in fiscal 2007 over the prior year amounts of $30.8 million and $3.8 million, respectively, for six months in fiscal 2006. This increase was offset by the recording of store servicing fees of $4.0 million and advertising fees of $3.3 million for certain customers as a reduction of revenue in fiscal 2007. These fees were recorded as an expense in selling, general and administrative expense in fiscal 2006. Recording the store servicing fees as a reduction to revenue in fiscal 2007 was due to a change in the structure of the store servicing arrangement and the excess of the fees over the fair value derived from this arrangement with certain customers. Recording of the advertising fees as a reduction of revenue in fiscal 2007 was due to the excess of the fees over the fair value derived from this arrangement with certain customers. Net sales were further offset in fiscal 2007 by a decrease in sales to certain major customers primarily as a result of the lack of snowfall in major metropolitan areas in North America, a colder than normal spring throughout major geographic areas in the U.S. and a decrease in new U.S. housing starts.

Gross Profit.    Gross profit for the fifty-two weeks ended September 29, 2007 decreased $6.6 million, or 5.2%, to $121.4 million compared to $128.0 million for the fifty-two weeks ended September 30, 2006. Gross profit as a percentage of net sales decreased to 24.2% from 26.5% in fiscal 2006. This decrease is primarily due to the recording of store servicing fees of $4.0 million and advertising fees of $3.3 million for certain customers as a reduction of revenue in fiscal 2007 as discussed above. In fiscal 2006, these store servicing and advertising fees were recorded as an expense in SG&A. The decrease was also related to unfavorable overhead absorption as a result of lower production levels that stemmed from the volume shortfall described above and was partially offset by favorable product mix.

Selling, General and Administrative (‘‘SG&A’’) Expenses.    SG&A expenses for the fifty-two weeks ended September 29, 2007 decreased $0.8 million to $95.8 million from $96.6 million for the fifty-two weeks ended September 30, 2006. The decrease relates primarily to the recording of store servicing fees of $4.0 million and advertising fees of $3.3 million for certain customers as a reduction in revenue in 2007 as discussed above. In fiscal 2006, all store servicing and advertising fees were recorded as an expense in SG&A. The decrease was partially offset by increased costs related to new product development expenses, higher distribution costs on increased sales and higher administrative expenses related to Sarbanes-Oxley compliance efforts, audit fees and compensation expense associated with additional staffing.

Gain or Loss on Disposal of Fixed Assets.    During the fifty-two weeks ended September 29, 2007, we recorded a loss on disposal of fixed assets of $1.3 million, as compared to a $0.4 million gain during the fifty-two weeks ended September 30, 2006. The fiscal 2007 loss was related to the disposal of property and equipment of certain closed facilities. The fiscal 2006 gain was related to the sale of certain machinery and equipment.

Amortization of Intangible Assets.    During the fifty-two weeks ended September 29, 2007, we recorded $1.5 million in amortization expense, as compared to $1.9 million during the fifty-two weeks ended September 30, 2006. The decrease was due to certain intangible assets becoming fully amortized.

Impairment charges.    In fiscal 2007 the Company recorded an impairment of trade names in the amount of $4.4 million and an impairment of certain fixed assets of $0.1 million. In fiscal 2006, the Company recorded an impairment of trade names of $6.0 million and an impairment of certain fixed assets of $0.4 million. The trade name impairment charges were primarily due to a shift in branding strategies by certain customers. See Critical Accounting Estimates—Recoverability of Intangible Assets.

Interest Expense.    Interest expense for the fifty-two weeks ended September 29, 2007 increased $2.3 million to $36.1 million from $33.8 million during the fifty-two weeks ended September 30, 2006. The increase was due to higher prevailing interest rates coupled with a higher average revolver balance in fiscal 2007. The average revolver balance in 2006 was impacted by the timing of the Union acquisition in April 2006.

Other Income.    Other income for the fifty-two weeks ended September 29, 2007 was $5.5 million and was primarily the result of an unrealized foreign currency translation gain of $5.4 million on a U.S. dollar denominated note issued by a Canadian subsidiary that is not of a long-term nature. Other income for the fifty-two weeks ended September 30, 2006 was the result of the settlement of a dispute with Jacuzzi Brands, Inc. in the amount of $5.6 million.

Income Tax Expense.    During fiscal 2007, income tax expense was $5.8 million as compared to $0 for fiscal 2006. The increase in the tax expense was primarily due to the change in the deferred tax valuation allowance and foreign income taxes.

Fiscal 2006 (52 Weeks) Compared to Fiscal 2005 (53 Weeks)

Net Sales.    Net sales for the fifty-two week period ended September 30, 2006 increased $33.0 million, or 7.3%, to $483.6 million compared to $450.6 million for the fifty-three weeks ended October 1, 2005. Overall net sales increased primarily due to the acquisition of UnionTools and Hound Dog, which contributed additional net revenues of $30.8 million and $3.8 million respectively. The increase was partially offset by an extra week of sales in the prior year.

Gross Profit.    Gross profit for the fifty-two weeks ended September 30, 2006 increased $22.0 million to $128.0 million from $106.0 million for the fifty-three weeks ended October 1, 2005. Gross profit as a percentage of net sales increased to 26.5% from 23.5% during this period. This increase was primarily due to a favorable product mix and increase in price on several of our product lines.

Selling, General and Administrative (‘‘SG&A’’) Expenses.    SG&A expenses for the fifty-two weeks ended September 30, 2006 increased $19.3 million to $96.6 million from $77.3 million for the fifty-three weeks ended October 1, 2005. The increase relates primarily to $8.3 million and $0.5 million of additional expenses incurred as a result of the acquisition of UnionTools and Hound Dog, respectively. Additional expenses were incurred for a 1% rate increase of sales commission for a major customer in the amount of $2.2 million, selling expenses associated with a one-time buy-back from a major customer of $2.3 million and accrued management expense of $2.1 million.

Amortization of Intangible Assets.    During the fifty-two weeks ended September 30, 2006, we recorded $1.9 million in amortization expense, as compared to $1.8 million during the fifty-three weeks ended October 1, 2005.

Impairment charges.    In fiscal 2006, the Company recorded an impairment of trade names of $6.0 million, primarily due to a shift in branding strategies by certain customers and $0.4 million for certain fixed assets. In fiscal 2005, the Company recorded an impairment of goodwill for $119.8 million related to the annual impairment analysis and an impairment of $2.9 million related to the write-down to fair market value of fixed assets resulting from a plant closure.

Interest Expense.    Interest expense for fifty-two weeks ended September 30, 2006 increased $1.3 million to $33.8 million from $32.5 million during the fifty-three weeks ended October 1, 2005. The increase was attributed to an increase in borrowings under our revolving credit facility due to the acquisitions of Acorn and Hound Dog in April 2006.

Other Income.    Other income of $5.6 million was recorded for the fifty-two weeks ended September 30, 2006 related to the settlement of a dispute with Jacuzzi Brands, Inc.

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

Liquidity, Capital Resources and Financial Position

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Subject to our performance, which, if adversely affected, could adversely affect the availability of funds, we expect to be able to meet our liquidity requirements for the next several years through cash provided by operations and through borrowings available under our senior secured credit facility. However, we cannot assure you that this will be the case. We anticipate the need to refinance our indebtedness, particularly our Senior Subordinated Notes and our Senior Floating Rate Notes, on or before maturity in 2012. We cannot assure you that we would be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Cash Flows from Operating Activities

Cash provided by (used in) operating activities was $30.9 million, ($15.8) million and $30.1 million for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively. The increase in cash provided by operations from 2006 to 2007 was primarily due to a focused effort to reduce inventory levels which generated $28.1 million in cash during 2007. The decrease in cash provided by operations from 2005 to 2006 was primarily due to increased working capital requirements associated with the integration of Acorn.

Cash Flows from Investing Activities

Cash used in investing activities was $7.6 million, $65.1 million and $11.4 million for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively. Purchases of property, plant and equipment are generally the main investing activity of the Company. In 2006, the Company utilized $50.1 million for business acquisitions and had higher than average capital expenditures associated with the start up of a new facility and the implementation of an ERP system.

Cash Flows from Financing Activities

Cash (used in) provided by financing activities was ($24.8) million, $64.7 million and $1.1 million for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively. The use of cash in 2007 was primarily related to repayments on our revolver. In 2006, we increased our revolver to finance the Acorn and Hound Dog acquisitions.

Debt and Other Obligations

Senior Secured Credit Facility as Amended and Restated

On April 7, 2006, we entered into an amended and restated credit agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Acorn, Union and Ames True Temper Properties, Inc. (‘‘ATTP’’); together with the Company, (the ‘‘Borrowers’’), ATT Holding Co., as guarantor, and each lender from time to time thereto (the ‘‘Credit Agreement’’). The Credit Agreement amends and restates our existing credit facility with, among others, Bank of America, N.A. Pursuant to the Credit Agreement, the lenders made available a five-year revolving credit facility of up to $130.0 million, including a sub-facility for letters of credit in an amount not to exceed $15.0 million and a sub-facility for swing-line loans in an amount not to exceed $15.0 million. The Borrowers’ obligations under the Credit Agreement are guaranteed by ATT Holding Co. The credit facility is collateralized by substantially all of our assets, including our domestic subsidiaries. Future domestic subsidiaries will be required to guarantee the obligations and grant a lien on substantially all of their assets.

The interest rate applicable to the loans under the Credit Agreement is either: (1) the ‘‘Eurodollar Rate’’ plus a margin of 1.75% to 2.75% or (2) the ‘‘Base Rate’’ plus a margin of 0.50% to 1.50%. The initial applicable margin for loans based on the Eurodollar Rate will be 2.25%, and the applicable margin for loans based on the Base Rate will be 1.00%. ‘‘Eurodollar Rate’’ is defined as the London Interbank Offered Rate, adjusted for statutory reserve requirements. The ‘‘Base Rate’’ is the higher of: (1) prime rate publicly announced by Bank of America, N.A. or (2) the Federal Funds effective rate plus 0.50%, adjusted for statutory reserve requirements. The applicable margin may under certain limited circumstances be increased slightly, if Bank of America, N.A. cannot otherwise syndicate the credit facility. We estimate a 1% change in interest rates would impact us by approximately $1.5 million.

As set forth in the Credit Agreement, the total outstanding amount of all loans and letter of credit obligations under the Credit Agreement shall not exceed the lesser of (1) $130.0 million and (2) the borrowing base, which includes specific percentages of eligible inventory, eligible equipment, eligible accounts receivable and eligible real estate of the Borrowers, minus certain reserves, all as set forth in the Credit Agreement.

The terms of the Credit Agreement include various covenants that restrict our ability to, among other things, incur additional liens, incur additional indebtedness and make additional investments. In addition, the Borrowers are prohibited from incurring capital expenditures exceeding $16.1 million in fiscal year 2007 and $15.0 million in any fiscal year thereafter (subject to the right to carry over the unused portion to the following year). In addition, under certain circumstances the Borrowers will be required to have Consolidated EBITDA, as defined by the Credit Agreement, of at least $41.0 million for each period of four fiscal quarters. The Credit Agreement also includes customary events of default, including, without limitation, payment defaults, cross defaults to other indebtedness and bankruptcy related defaults. As of September 29, 2007, we were in compliance with all of our financial covenants. As of September 29, 2007, we had $42.5 million of borrowings on the revolving portion of our senior credit facility, with $3.9 million of letters of credit outstanding under the Credit Agreement. At September 29, 2007, based on the borrowing base calculation, the revolver limit was $87.8 million, with $41.4 million available under the revolving credit facility.

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

The Senior Subordinated Notes are unsecured senior subordinated obligations and rank behind all of our existing and future senior debt, including borrowings under the Credit Agreement, equally with any of our future senior subordinated debt, ahead of any of our future debt that expressly provides for subordination to the Senior Subordinated Notes and effectively behind all of the existing and future liabilities of our subsidiaries, including trade payables.

The indenture governing Senior Subordinated Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting our ability and the ability of our restricted subsidiaries to borrow money, guarantee debt or sell preferred stock, create liens, pay dividends on or redeem or repurchase stock, make certain investments, sell stock in our restricted subsidiaries, restrict dividends or other payments from restricted subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The indenture governing the Senior Subordinated Notes also contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; violations of certain covenants; certain bankruptcy-related events; invalidity of liens; non-payment of certain legal judgments and cross defaults with certain other indebtedness. We may redeem the Senior Subordinated Notes on or after July 15, 2008. We are required to redeem the Senior Subordinated Notes under certain circumstances involving changes of control. As of September 29, 2007 we were in compliance with all of our financial covenants.

Senior Floating Rate Notes

On January 14, 2005, we completed a private offering of $150.0 million principal amount at maturity of our Senior Floating Rate Notes due 2012, which was issued at a 0.5% discount. We pay interest on the Senior Floating Rate Notes quarterly in cash, in arrears, on January 15, April 15, July 15 and October 15 at a rate per annum, reset quarterly, equal to LIBOR (London Interbank Offered Rate) plus 4.0%, starting on April 15, 2005. The Senior Floating Rate Notes are fully and unconditionally guaranteed by our parent on a senior unsecured basis. On March 25, 2005 we filed a registration statement with respect to new notes having substantially identical terms as the original notes, as part of an offer to exchange registered notes for the privately issued original Senior Floating Rate Notes. The new notes evidence the same debt as the original Senior Floating Rate Notes, are entitled to the benefits of the indenture governing the original Senior Floating Rate Notes and are treated under the indenture as a single class with the original notes. The exchange offer was completed on May 23, 2005.

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

The indenture governing the Senior Floating Rate Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting our ability and the ability of our restricted subsidiaries to borrow money, guarantee debt or sell preferred stock, create liens, pay dividends on or redeem or repurchase stock, make specified types of investments, sell stock in our restricted subsidiaries, restrict dividends or other payments from restricted subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The indenture governing the Senior Floating Rate Notes also contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; failure to perform or observe certain covenants; inaccuracy of representations and warranties in any material respect, cross defaults with certain other indebtedness, certain bankruptcy related events, monetary judgment defaults and material non-monetary judgment defaults, ERISA (Employee Retirement Income Security Act) defaults and change of control. We can redeem the Senior Floating Rate Notes, in whole or in part, at any time on or after January 15, 2007. In addition, we are required to redeem the Senior Floating Rate Notes under certain circumstances involving changes of control. As of September 29, 2007 we were in compliance with all of financial covenants.

Other Debt

On July 19, 2005, we entered into a $2.7 million Term Note, Loan and Security Agreement and Subordination Agreement with a Lender. This note is payable in monthly installments over five years. The interest rate per annum is equal to 2.5% and secured by certain collateral, which was agreed to by the Administrative Agent of the Senior Secured Credit Facility, as amended and restated. Under the terms of this note, we are required to create 108 jobs at the new manufacturing facility in Pennsylvania within three years of the completion of the facility. The Term Note contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation, nonpayment of principal, interest, fees and failure to perform or observe certain covenants. As of September 29, 2007, we were in compliance with these covenants.

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

The interest rate swaps are accounted for in accordance with Statement of Financial Accounting Standard (‘‘SFAS’’) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, ‘‘SFAS 133’’). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value.  For the fiscal years ended September 29, 2007 and September 30, 2006, the interest rate swaps were recorded as assets totaling $0.6 and $2.6 million, respectively. For the fiscal year ended September 29, 2007, the change in fair value was recognized as a reduction of other comprehensive income of $1.2 million, net of deferred taxes of $0.8 million. For the fiscal year ended September 30, 2006, the change in fair value was recognized as an increase in accumulated other comprehensive income of $0.9 million, net of deferred taxes of $0.6 million. The fair market values of the interest rate swap agreements are included in other noncurrent assets on the consolidated balance sheet as of September 29, 2007 and September 30, 2006.

Off-Balance Sheet Arrangements

As of September 29, 2007 and September 30, 2006, we had no off-balance sheet arrangements.

Contractual Commitments

The following table represents our contractual commitments associated with our debt and other obligations as of September 29, 2007.

	Total	October 2007 to September 2008	October 2008 to September 2009	October 2009 to September 2010	October 2010 to September 2011	October 2011 to September 2012	Thereafter
	(dollars in thousands)
Contractual Obligations
Revolving credit facility	$42,498	$42,498	$—	$—	$—	$—	$—
Senior Floating Rate Notes	150,000	—	—	—	—	150,000	—
Senior Subordinated Notes	150,000	—	—	—	—	150,000	—
Term Note	1,575	541	555	479	—	—	—
Interest on Notes	129,061	27,778	28,172	28,566	28,680	15,865	—
Operating leases	84,820	9,669	9,511	8,494	8,361	6,806	41,979
Pension and postretirement payments	5,185	382	2,360	1,870	281	292	—
Medical self-insurance	7,396	7,396	—	—	—	—	—
Open purchase orders	41,284	41,284	—	—	—	—	—
Other purchase commitments	1,585	1,585	—	—	—	—	—
Total contractual obligations	$613,404	$131,133	$40,598	$39,409	$37,322	$322,963	$41,979
Commitments
Outstanding letters of credit	$3,882	$3,882	$—	$—	$—	$—	$—
Total commitments	$3,882	$3,882	$—	$—	$—	$—	$—

Financial Position

Our consolidated balance sheet as of September 29, 2007, compared to our consolidated balance sheet as of September 30, 2006, was impacted by the following:

•	The decrease in inventory of $26.2 million was primarily due to our focused effort to reduce inventory levels upon completion of the Acorn integration and in reaction to a soft housing market that negatively affected retail demand.

•	The decrease in intangible assets of $5.1 million is primarily due to the impairment of trade names described above.

•	The decrease in our revolver of $24.1 million was due to our decision to repay debt with cash generated from operations.

Additional Information

During the fourth fiscal quarter of 2007, the Company completed an internal reorganization involving entities in the U.S. and Canada. This new structure is expected to yield Canadian income tax savings of approximately CAD$2.0 million on an annual basis.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash flows and operating results are subject to fluctuations resulting from changes in interest rates, foreign currency exchange rates and raw material costs.  We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures.  We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.  We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed.

Our primary market risk is interest rate exposure with respect to our floating rate debt. The interest rate of the Senior Floating Rate Notes at September 29, 2007 was 9.36%. In connection with the offering of the Senior Floating Rate Notes, we entered into two interest rate swaps. These swaps effectively fix the interest rate of the Senior Floating Rate Notes at notional amounts of $150.0 million for two years beginning January 15, 2006, subsequently amortizing at a rate of $50.0 million per year until the maturity in 2010. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt and Other Obligations—Senior Floating Rate Notes’’ and ‘‘—Interest Rate Swaps.’’

We conduct foreign operations in Canada and Ireland and utilize international suppliers and manufacturers. Additionally, we have a Canadian subsidiary that has issued a U.S. dollar denominated intercompany note to a U.S. subsidiary. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in either cumulative translation adjustments, which are included in accumulated other comprehensive income (loss), transaction gains and losses which are included in operations during the period in which they occur or in other income and expense. We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of September 29, 2007, to be material. We do not currently manage our foreign exchange risk through the use of derivative instruments.

We purchase certain raw materials such as resin, steel and wood that are subject to price volatility caused by unpredictable factors. Where possible, we employ fixed rate raw material purchase contracts and customer price adjustments to help us to manage this risk. We do not currently use derivatives to manage the risk of raw material price fluctuations.

Item 8.    FINANCIAL STATEMENTS

ATT Holding Co.

Consolidated Financial Statements

Contents

Reports of Independent Registered Public Accounting Firms	33
Consolidated Balance Sheets as of September 29, 2007 and September 30, 2006	35
Consolidated Statements of Operations for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005	36
Consolidated Statements of Changes in Stockholder’s (Deficit) Equity for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005	37
Consolidated Statements of Cash Flows for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005	38
Notes to Consolidated Financial Statements	39

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of
ATT Holding Co.
Camp Hill, Pennsylvania

We have audited the accompanying consolidated balance sheet of ATT Holding Co. and subsidiaries (the ‘‘Company’’) as of September 29, 2007 and the related consolidated statements of operations, stockholder’s (deficit) equity, and cash flows for the fiscal year ended September 29, 2007. Our audit also included the information for the fiscal year ended September 29, 2007 in the financial statement schedule listed in the index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ATT Holding Co. as of September 29, 2007 and the results of their operations and their cash flows for the fiscal year ended September 29, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for the fiscal year ended September 29, 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of SFAS Nos. 87, 88, 106, and 132(R), effective September 29, 2007.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
December 28, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors
ATT Holding Co.

We have audited the accompanying consolidated balance sheet of ATT Holding Co. (the ‘‘Company’’) as of September 30, 2006 and the related consolidated statements of operations, changes in stockholder’s (deficit) equity and cash flows for the fiscal years ended September 30, 2006 and October 1, 2005. For the fiscal years ended September 30, 2006 and October 1, 2005, our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATT Holding Co. at September 30, 2006 and the consolidated results of its operations and its cash flows for the fiscal years ended September 30, 2006 and October 1, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the fiscal years ended September 30, 2006 and October 1, 2005.

/s/ Ernst & Young LLP

December 21, 2006
Philadelphia, Pennsylvania

ATT Holding Co.
Consolidated Balance Sheets
(In Thousands, Except Number of Shares and Per Share Amounts)

	September 29, 2007	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$5,182	$5,638
Restricted cash	—	2,081
Trade receivables, net	56,306	66,418
Inventories	115,063	141,239
Deferred income taxes	752	8,521
Prepaid expenses and other current assets	5,509	6,673
Total current assets	182,812	230,570
Property, plant and equipment, net	66,055	72,680
Intangibles, net	73,324	78,450
Goodwill	59,320	58,359
Other noncurrent assets	11,274	15,720
Total assets	$392,785	$455,779
Liabilities and stockholder’s deficit
Current liabilities:
Trade accounts payable	$35,341	$39,773
Accrued interest payable	6,254	7,325
Accrued expenses and other current liabilities	23,432	29,944
Revolving loan	42,498	66,608
Current portion of long-term debt and capital lease obligations	612	715
Total current liabilities	108,137	144,365
Deferred income taxes	20,477	26,325
Long-term debt	300,578	301,077
Accrued retirement benefits	10,943	7,812
Other liabilities	6,638	6,927
Total liabilities	446,773	486,506
Commitments and contingencies
Stockholder’s deficit:
Preferred stock–Series A, $.0001 per share par value; 100,000 shares authorized; 62,495 shares issued and outstanding as of September 29, 2007 and September 30, 2006 (Liquidation preference of $62,495 at September 29, 2007)	—	—
Common stock–Class A, $.0001 per share par value; 1,600,000 shares authorized; 726,556 shares issued and outstanding as of September 29, 2007 and September 30, 2006	—	—
Common stock–Class B, $.0001 per share par value; 300,000 shares authorized; 267,448 shares issued and outstanding as of September 29, 2007 and September 30, 2006	—	—
Additional paid-in capital	110,500	110,500
Predecessor basis adjustment	(13,539)	(13,539)
Accumulated deficit	(155,707)	(137,597)
Accumulated other comprehensive income	4,758	9,909
Total stockholder’s deficit	(53,988)	(30,727)
Total liabilities and stockholder’s deficit	$392,785	$455,779

See accompanying notes to consolidated financial statements

ATT Holding Co.
Consolidated Statements of Operations
(In thousands)

	Fiscal year ended September 29, 2007	Fiscal year ended September 30, 2006	Fiscal year ended October 1, 2005
	(52 weeks)	(52 weeks)	(53 weeks)
Net sales	$500,767	$483,601	$450,604
Cost of goods sold	379,351	355,617	344,544
Gross profit	121,416	127,984	106,060
Selling, general, and administrative expenses	95,863	96,593	77,319
Loss (gain) on disposal of fixed assets	1,299	(370)	23
Amortization of intangible assets	1,496	1,836	1,754
Impairment charges	4,465	6,377	122,678
Operating income (loss)	18,293	23,548	(95,714)
Interest expense	36,145	33,781	32,527
Other income	(5,542)	(5,656)	(86)
Loss before taxes	(12,310)	(4,577)	(128,155)
Income tax expense (benefit)	5,800	—	(2,955)
Net loss	$(18,110)	$(4,577)	$(125,200)

See accompanying notes to consolidated financial statements

ATT Holding Co.
Consolidated Statements of Changes in Stockholder’s (Deficit) Equity
(In Thousands, Except Number of Shares)

	Series A Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Predecessor Basis Adjustment	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 25, 2004	62,495	$—	726,556	$—	267,448	$—	$110,500	$(13,539)	$(7,820)	$2,248	$91,389
Net loss	—	—	—	—	—	—	—	—	(125,200)	—	(125,200)
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	4,841	4,841
Minimum pension liability, net of tax benefit	—	—	—	—	—	—	—	—	—	(8,371)	(8,371)
Change in fair value of interest rate swaps, net of tax	—	—	—	—	—	—	—	—	—	687	687
Comprehensive loss											(128,043)
Balance at October 1, 2005	62,495	$—	726,556	$—	267,448	$—	$110,500	$(13,539)	$(133,020)	$(595)	$(36,654)
Net loss	—	—	—	—		—	—	—	(4,577)	—	(4,577)
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,772	1,772
Minimum pension liability, net of tax	—	—	—	—	—	—	—	—	—	7,794	7,794
Change in fair value of interest rate swaps, net of tax	—	—	—	—	—	—	—	—	—	938	938
Comprehensive income											5,927
Balance at September 30, 2006	62,495	$—	726,556	$—	267,448	$—	$110,500	$(13,539)	$(137,597)	$9,909	$(30,727)
Net loss	—	—	—	—	—	—	—	—	(18,110)	—	(18,110)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	451	451
Minimum pension liability, net of tax	—	—	—	—	—	—	—	—	—	577	577
Change in fair value of interest rate swaps, net of tax	—	—	—	—	—	—	—	—	—	(1,248)	(1,248)
Comprehensive loss	—	—	—	—	—	—	—	—	—		(18,330)
Adjustment to adopt SFAS 158, net of tax (see Notes 2 and 12)	—	—	—	—	—	—	—	—	—	(4,931)	(4,931)
Balance at September 29, 2007	62,495	$—	726,556	$—	267,448	$—	$110,500	$(13,539)	$(155,707)	$4,758	$(53,988)

See accompanying notes to consolidated financial statements.

ATT Holding Co.
Consolidated Statements of Cash Flows
(In Thousands)

	Fiscal year ended September 29, 2007	Fiscal year ended September 30, 2006	Fiscal year ended October 1, 2005
Operating activities
Net loss	$(18,110)	$(4,577)	$(125,200)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	16,129	12,143	10,277
Amortization of intangible assets	1,496	1,836	1,754
Amortization of loan fees	2,421	2,440	6,496
Provision for bad debts	(213)	(120)	(88)
Provision (benefit) for deferred taxes	2,076	(1,813)	(1,105)
Noncash interest expense	136	271	355
Loss (gain) on disposal of property, plant and equipment	1,299	(370)	23
Amortization of bond discount	108	107	80
Unrealized foreign currency gain	(5,926)	(76)	(86)
Impairment charges	4,465	6,377	122,678
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	11,436	955	8,247
Inventories	28,080	(31,649)	7,071
Prepaid expenses and other assets	1,590	161	(7,908)
Accounts payable	(5,037)	(2,015)	5,771
Accrued expenses and other liabilities	(9,054)	578	1,782
Net cash provided by (used in) operating activities	30,896	(15,752)	30,147
Investing activities
Acquisition of businesses, net of cash acquired	—	(50,126)	(225)
Restricted cash in escrow	2,081	(2,081)	—
Cash paid for property, plant and equipment	(10,861)	(15,797)	(11,600)
Proceeds from sale of property, plant and equipment	1,507	2,763	523
(Investment in) return of capital from joint ventures	(300)	100	(108)
Net cash used in investing activities	(7,573)	(65,141)	(11,410)
Financing activities
Repayments of long-term debt	(710)	(515)	(140,206)
Borrowings on revolver	143,138	181,434	85,400
Repayments of revolver	(167,248)	(114,826)	(91,700)
Borrowings on long-term debt	—	—	152,074
Debt issuance costs	—	(1,419)	(4,463)
Net cash (used in) provided by financing activities	(24,820)	64,674	1,105
Effect of exchange rate changes on cash	1,041	463	302
(Decrease) increase in cash and cash equivalents	(456)	(15,756)	20,144
Cash and cash equivalents at beginning of period	5,638	21,394	1,250
Cash and cash equivalents at end of period	$5,182	$5,638	$21,394
Supplemental Cash Flow Information
Cash paid for interest	$34,906	$29,947	$25,086
Cash paid for income taxes	$2,830	$2,819	$95
Property, plant and equipment in trade accounts payable at end of period	$410	$5,689	$—

See accompanying notes to the consolidated financial statements.

ATT Holding Co.

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share Data)

1.	Formation and Description of Business

ATT Holding Co. and its subsidiaries (the ‘‘Company’’) manufacture and market non-powered lawn and garden tools and accessories primarily in North America and Europe. The Company refers to operations subsequent to June 27, 2004. Operations from September 28, 2003 to June 27, 2004 are referred to as ‘‘Predecessor Company I.’’

The accompanying consolidated financial statements present the financial position of the Company as of September 29, 2007 and September 30, 2006, and the results of operations, changes in stockholder’s (deficit) equity, and cash flows of the Company for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005.

ATT Holding Co. (as Predecessor Company I) was incorporated on December 20, 2001. On January 14, 2002, Predecessor Company I acquired, from U.S. Industries, Inc. (‘‘USI’’), certain assets and liabilities of Ames True Temper Group (‘‘Predecessor Company II’’), including Ames True Temper, Inc. (‘‘ATT’’); True Temper Ltd.; IXL Manufacturing, Inc. and Garant Division of USI Canada, Inc., a division of USI. In May 2002, IXL Manufacturing was merged into ATT.

On June 28, 2004, the Company completed the sale of all outstanding common and preferred stock and warrants of Predecessor Company I to affiliates of Castle Harlan, a New York private-equity investment firm. CHATT Holdings Inc., the ‘‘buyer,’’ and CHATT Holdings LLC, the ‘‘buyer-parent,’’ were created to make the acquisition of the Company. Approximately 87% of the equity interests of the buyer parent are owned by affiliates of Castle Harlan, and the remainder was issued to members of our management who held capital stock in the Predecessor Company I, in lieu of cash consideration that they otherwise would have been entitled to receive in the acquisition. In addition, certain members of management that did not hold equity in Predecessor Company I purchased an equity interest in the buyer parent for cash.

The transaction was valued at approximately $380,000, plus $6,345 in transaction costs and a working capital adjustment of $27,771. In connection with the sale, ATT, which is a 100% owned subsidiary of the Company, entered into a new credit facility, at which time all existing indebtedness was repaid. In connection with the new facility, ATT Holding Co. fully and unconditionally guaranteed the $150,000 10% Senior Subordinated Notes due 2012 (and subsequently the $150,000 Senior Floating Rate Notes due 2012). ATT Holding Co. has no other subsidiaries other than ATT and has no independent assets or operations separate from the investment in ATT. ATT is restricted by the Credit Agreement (see Note 10) to provide funds to ATT Holding Co., except for the provisions described therein.

The Company’s fiscal year ends on the Saturday nearest to September 30.

2.	Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from the estimates.

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

Principles of Consolidation

The accompanying consolidated financial statements for the fiscal years ended September 29, 2007, September 30, 2006, and October 1, 2005, include the accounts of ATT Holding Co. and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents represent short-term, highly liquid investments, which have maturities of 90 days or less when purchased. The Company had restricted cash in the form of an escrow deposit for an outstanding letter of credit in fiscal 2006. During fiscal 2007, the letter of credit was cancelled and the escrow deposit was returned to the Company. The carrying amount of cash and cash equivalents approximates fair value.

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts, customer program reserves and cash discounts. The allowance for doubtful accounts is based on management’s estimate of the amount of receivables that will actually be collected including consideration of historical levels of write-off. Accounts are considered past due based on how payments are received compared to the customer’s credit terms. Accounts are written off when management determines the account is uncollectible. Finance charges are generally not assessed on past due accounts. Customer program reserves are management’s estimates of amounts due for volume discounts and co-op advertising programs to certain of its customers. Cash discounts are management’s estimate of the customers’ ability to pay within the billing terms in order to receive the discount.

Inventories

Inventories are stated at the lower of cost, which is determined by the first-in, first-out method, or market. Inventories include the cost of raw materials, labor and manufacturing overhead. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory at the lower of cost or market.

Investments in Joint Ventures

The Company accounts for its joint venture investments in accordance with the cost method. Joint venture investments are included in other non-current assets. The Company has investments in five cooperative joint ventures in China with certain exclusive marketing rights to sell, outside China, products manufactured by the five separate joint ventures. The Company’s interests in the joint ventures range between 25% and 40%. The Company does not share in either the profit or loss and has minority representation on the Board of Directors of each of the joint ventures.

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost less accumulated depreciation provided under the straight-line method. Buildings and building improvements are depreciated based on lives of 25 and 10 years, respectively. Land improvements and leasehold improvements are depreciated based on lives of 15 and 10 years (or less, depending on the life of the lease), respectively. Machinery and equipment is depreciated based on lives ranging from three to seven years and furniture and fixtures based on a life of five years. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the costs and accumulated depreciation are removed from the accounts. Any resulting gain or loss is recognized currently. Construction in progress is comprised of ongoing development costs associated with upgrades and additions.

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

Long-Lived Assets

Statement of Financial Accounting Standards (‘‘SFAS’’) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that companies consider whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, companies determine whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, companies recognize an impairment loss based on the excess of the carrying amount of the assets over their fair value. Accordingly, management will periodically evaluate the ongoing value of property and equipment. During fiscal 2007, the Company recorded impairment charges of $39 related to long-lived assets. During fiscal 2006, the Company recorded an impairment charge of $414 related to certain fixed assets. During fiscal 2005, the Company recorded an impairment charge of $2,925 in conjunction with the closure of a manufacturing facility.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not subject to amortization and are tested for impairment annually. The Company performs its annual impairment tests for goodwill and trade names during the fiscal fourth quarter on a geographic reporting unit basis. Intangible assets with finite lives are amortized over their useful lives. Under the provisions of SFAS No. 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As of September 29, 2007 and September 30, 2006, the Company performed the annual impairment test of goodwill and trade names which resulted in an impairment in trade names of $4,426 and $5,963, respectively. The impairments of trade names were primarily the result of a shift in branding strategy by certain customers.

Debt Issuance Costs

The Company records deferred financing costs incurred in conjunction with its debt obligations within prepaid expenses and other current assets and other noncurrent assets in the consolidated balance sheets. These costs are capitalized then amortized using the effective interest method over the lives of the associated debt to interest expense. Total deferred financing costs, net of accumulated amortization at September 29, 2007 and September 30, 2006 were $9,466 and $11,618, respectively.

Income Tax

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue and Cost Recognition

Revenue is recognized upon shipment of products or delivery of products to the customer depending on the terms of the sale. The Company offers volume discounts and co-op advertising programs to certain of its customers. The discounts and co-op advertising program expense are estimated and accrued for at the time of sale to the customer based on expected annual rates at established volume thresholds. The adequacy of the accruals is re-assessed quarterly, monitoring the customer’s progress toward earning any applicable volume rebate. Discounts provided to customers are recorded as a

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

reduction of sales, while expenses associated with co-op advertising are recorded as part of selling, general and administrative expenses or as a deduction from sales in accordance with Emerging Issues Task Force (‘‘EITF’’) 01-09. Provisions are made for estimated sales returns and allowances, including product warranty costs, at the time of the sale. Such amounts, which are included in net sales, totaled $9,126, $6,144, and $8,511 for the fiscal years ended September 29, 2007, September 30, 2006, and October 1, 2005, respectively.

Shipping and Handling Costs

All shipping and handling costs are expensed as incurred. Costs incurred to ship product from the manufacturing facility and distribution centers to the customer and from plants and our main distribution center to our West Coast distribution facility are included in costs of goods sold and totaled $18,207, $21,258 and $18,773 for the fiscal years ended September 29, 2007, September 30, 2006, and October 1, 2005, respectively. Costs to ship the product from manufacturing facilities to the main distribution center are included in selling, general and administrative expense and totaled $5,481, $3,299, and $3,691, for the fiscal years ended September 29, 2007, September 30, 2006, and October 1, 2005, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Such amounts totaled $11,483, $15,430 and $11,201 for the fiscal years ended September 29, 2007, September 30, 2006, and October 1, 2005, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.

Research and Development Costs

Research and development costs are expensed as incurred. Such amounts totaled $3,187, $1,273, and $928 for the fiscal years ended September 29, 2007, September 30, 2006, and October 1, 2005, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.

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

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as net income (loss) and other changes in stockholder’s (deficit) equity from transactions and other events from sources other than stockholders. The components of and changes in other comprehensive income (loss) are as follows:

	Beginning Balance	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount	Ending Balance
September 29, 2007
Currency translation adjustment	$8,861	$451	$—	$451	$9,312
Minimum pension liability adjustment	(577)	856	(279)	577	—
Adoption of SFAS 158	—	(4,608)	(323)	(4,931)	(4,931)
Interest rate swaps	1,625	(2,013)	765	(1,248)	377
	$9,909	$(5,314)	$163	$(5,151)	$4,758
September 30, 2006
Currency translation adjustment	$7,089	$1,772	$—	$1,772	$8,861
Minimum pension liability adjustment	(8,371)	12,666	(4,872)	7,794	(577)
Interest rate swaps	687	1,513	(575)	938	1,625
	$(595)	$15,951	$(5,447)	$10,504	$9,909
October 1, 2005
Currency translation adjustment	$2,248	$4,841	$—	$4,841	$7,089
Minimum pension liability adjustment	—	(13,502)	5,131	(8,371)	(8,371)
Interest rate swaps	—	1,108	(421)	687	687
	$2,248	$(7,553)	$4,710	$(2,843)	$(595)

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The Company uses interest rate swap agreements to manage risk on its floating-rate debt.

Because of short maturities, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximates fair value. The fair value and carrying value of the Company’s long-term debt, described in Note 10, are as follows:

	September 29, 2007		September 30, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Loan Facility	$42,498	$42,498	$66,608	$66,608
Term Notes due 2010	1,575	1,575	2,103	2,103
Senior Floating Rate Notes due 2012	150,000	146,250	150,000	151,500
10% Senior Subordinated Notes due 2012	150,000	116,250	150,000	134,250

The fair value of derivative instruments is described in Note 2.

Labor Availability

The industry is labor intensive and requires an adequate supply of labor. As of September 29, 2007, approximately 25% of the Company’s employees are subject to collective bargaining agreements.

Material Suppliers

During fiscal 2007, 2006 and 2005, one supplier accounted for approximately 9%, 10% and 14%, respectively, of the Company’s total raw material purchases.

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

Pension and Other Postretirement Benefits

The Company uses certain assumptions in the calculation of the actuarial valuation of the Company’s defined benefit plans. These assumptions include the weighted average discount rate, rates of increase in compensation levels and expected long-term rates of return on assets. If actual results are less favorable than those projected by the Company, additional expense may be required.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB No. 87, 88, 106, and 132(R) (‘‘SFAS 158’’). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligation that determine its funded status as of the end of the employer’s fiscal year and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the change occurs. The requirement to recognize the funded status of a defined benefit postretirement plan became effective September 29, 2007 and the Company adopted the recognition requirements as of September 29, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for the fiscal years ending after December 15, 2008. The Company has not yet adopted this requirement.

In connection with the fiscal 2007 adoption of SFAS 158, the Company recorded an additional pension liability of $4,608 for the net underfunded status for all pension and postretirement plans with an offsetting amount recorded in accumulated other comprehensive income, net of taxes.

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

The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. Any deferred gains or losses associated with derivative instruments, which on infrequent occasions may be terminated prior to maturity, are recognized in income in the period in which the underlying hedged transaction is recognized. In the event a designated hedged item is sold, extinguished or matures prior to the termination of the related derivative instrument, such instrument would be closed and the resulting gain or loss would be recognized in income.

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

The Company has structured all existing interest rate swap agreements to be perfectly effective. As a result, there is no current impact to earnings resulting from hedge ineffectiveness. The Company periodically reassesses the effectiveness of the swap. If the swaps were deemed to be ineffective a gain or loss would be recognized in income. The change in values of the interest rate swaps is reflected in the activity of other comprehensive income, net of deferred taxes. For the fiscal years ended September 29, 2007 and September 30, 2006, the interest rate swaps were recorded as assets totaling $608 and $2,621, respectively. For the fiscal year ended September 29, 2007, the change in fair value was recognized as a reduction of other comprehensive income of $1,248, net of deferred taxes of $765. For the fiscal year ended September 30, 2006, the change in fair value was accumulated as other comprehensive income of $938, net of deferred taxes of $575. The fair market values of the interest rate swap agreements are included in other noncurrent assets on the consolidated balance sheet as of September 29, 2007 and September 30, 2006. The changes in fair market values are reflected in other non-current assets and other comprehensive loss.

Recent Accounting Pronouncements

The FASB issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’, an interpretation of FASB Statement No. 109,’’ in July 2006 and FASB Staff Position No. FIN 48-1, ‘‘Definition of Settlement in FASB Interpretation No. 48’’ in May 2007 (‘‘FIN 48’’). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is required to adopt FIN 48 at the beginning of fiscal year 2008. The Company is completing its evaluation of FIN 48 and the FASB’s November 2007 announcement to defer the effective date of FIN 48 for nonpublic companies. The FASB expects to issue a FASB Staff Position in exposure form in December 2007. The Company is currently evaluating what effect, if any, adoption of FIN 48 will have on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements’’, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (‘‘GAAP’’) and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. This statement is effective for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS 157 in the first quarter of fiscal year 2009. The Company is currently evaluating what effect, if any, adoption of SFAS 157 will have on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, ‘‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,’’ (SAB 108). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 was effective for the Company’s year ended September 29, 2007. The Company adopted SAB 108 during the fiscal year ended September 29, 2007. The adoption of SAB 108 had no impact on the Company’s consolidated financial statements.

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 ’’ (‘‘SFAS 159’’). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating what effect, if any, adoption of SFAS 159 will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), ‘‘Business Combinations’’ (‘‘SFAS 141(R)’’). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination:

•	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree;

•	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and

•	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not yet assessed the impact of adoption, if any, on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51’’ (‘‘SFAS 160’’). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company has not yet assessed the impact of adoption, if any, on its consolidated financial statements.

Reclassifications

To maintain consistency with the presentation in fiscal 2007, the Company made the following reclassifications in the September 30, 2006 consolidated balance sheet:

•	$187 of current portion of capital lease obligations from accrued expenses and other current liabilities to current portion of long-term debt

•	$65 of long-term portion of capital lease obligations from other liabilities to long-term debt

•	$2,542 of certain deferred tax liabilities from accrued expenses and other current liabilities to deferred income taxes

To maintain consistency with the presentation in fiscal 2007, the Company made the following reclassifications in the September 30, 2006 and October 1, 2005 consolidated statements of cash flows:

•	$103 and $0, respectively, of certain deferred tax liabilities from accrued expenses and other current liabilities to provision for deferred taxes

•	$76 and $86 of unrealized foreign currency gain from accrued expenses and other current liabilities to unrealized foreign currency gain

•	reclassified the presentation of borrowings and repayments under its revolver from a net basis to a gross basis

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

3.	Purchase Accounting

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

These businesses were acquired to expand the Company’s product lines. The operating results of the acquired companies have been included in the accompanying consolidated statements of operations from the respective dates of acquisition. The acquisitions of Acorn and Hound Dog were accounted for as purchases in accordance with SFAS No. 141, Business Combinations. The financial statements as of September 29, 2007 reflect the final allocation of the purchase price. The Company adjusted inventory by $824 to write up the acquired inventory to its estimated selling price less the costs of disposal and profit allowance for the selling effort of the Company. This resulted in an increase in cost of goods sold of $824 during fiscal year 2006. This amount represents the manufacturing profits acquired. The Hound Dog acquisition is subject to purchase price adjustments that are contingent upon the achievement of certain financial goals, During fiscal 2007, the Company paid $602 contingent payment that was added to the cost of the acquisition in excess of the fair value of the net assets acquired and reduced the acquisition cost by $231 due to the reduction of certain estimates related to legal and employee retention expenses. Goodwill resulting from the Acorn transaction is not deductible for income tax purposes. The following represents the final allocation of purchase price for the Acorn and Hound Dog acquisitions:

Revolver debt used for purchase price including acquisition costs, net of cash acquired	$50,126
Other liabilities assumed	18,900
Fair value of assets acquired, primarily accounts receivable, inventory and fixed assets	(47,260)
Contingent payment to Hound Dog shareholders	602
Adjustment of certain estimates related to the Acorn acquisition	(231)
Indefinite-lived intangible assets	(4,070)
Other intangible assets (weighted average life of 11 years)	(760)
Cost in excess of fair value of net assets acquired (goodwill)	$17,307

In connection with the Acorn acquisition, the Company formulated restructuring plans for the integration of the acquired business. See Note 4 for additional information regarding these plans.

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

The following unaudited pro forma financial information reflects the results of operations as if the acquisition of Acorn had occurred as of the beginning of the period being presented. Pro forma adjustments include only the effects of events directly attributed to the transaction that are factually supportable and expected to have a continuing impact.

The pro forma data reflected in the table below includes adjustments to conform the acquired business’ accounting policies to the Company’s accounting policies and interest expense on the acquisition debt and the related income tax effects.

Fiscal Year Ended	Net Sales Proforma (Unaudited)	Net Sales As Reported	Net Loss Proforma (Unaudited)	Net Loss As Reported
September 30, 2006	$522,648	$483,601	$(5,531)	$(4,577)
October 1, 2005	$537,444	$450,604	$(125,023)	$(125,200)

The unaudited proforma financial information above does not necessarily reflect the operating results that would have occurred had the acquisition been consummated as of the above date, nor is such information indicative of future operating results. Pro-forma information, reflecting the results of operations of Hound Dog, is not provided as this acquisition did not materially impact the Company’s results of operations.

As of the date of ownership change, Acorn had approximately $88,000 of federal net operating loss carryforwards.  Due to the ownership change, a majority of the net operating losses of Acorn will be limited under Internal Revenue Code §382 and limited as well under the normal expiration dates of federal net operating loss carryfowards.

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

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

The following represents the allocation of purchase price for the acquisition of the Company on June 28, 2004, as described above:

Capital contributions from buyer	$96,585
Revolver debt used	25,338
Long-term debt issued	290,000
Liabilities assumed, net of pay off of debt of Predecessor Company I	109,983
521,906
Fair value of assets acquired, primarily accounts receivable, inventory and fixed assets	284,838
Trade names	69,406
Customer relationships (weighted average life of 10 years)	11,144
Patents (weighted average life of 4 years)	878
Non-compete agreements (weighted average life of 3 years)	981
Cost in excess of fair value of net assets acquired (goodwill)	$154,659

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

4.	Restructuring

Restructuring Related to Acquisition of Predecessor Company I

In connection with the acquisition of Predecessor Company I, the Company reevaluated the restructuring reserves previously set up by Predecessor Company I. These restructuring reserves were originally established to reduce total workforce and close certain facilities. The Company, as of the date of acquisition of Predecessor Company I, began to assess and formulate an exit and restructuring plan that includes additional reductions of workforce, facility closures and changes in business strategies. This updated exit and restructuring plan is intended to increase operating efficiencies. At June 28, 2004, the Company recorded a liability of $4,782 related to the reductions of workforce and facility closures and $4,795 related to changes in business strategies for a product line. These plans also resulted in a $6,825 decrease to the beginning balance of the pension asset for a curtailment to the Company’s pension plan in conjunction with the planned closures of certain manufacturing facilities for the period ended September 25, 2004. Adjustments of $2,066, primarily to the reserves associated with plant closures, were made to these reserves as the cost estimates were refined and finalized during the fiscal year ended October 1, 2005.

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

In the fiscal year ended September 29, 2007, payments in the amount of $118 were related to costs associated with plant closures and payments in the amount of $1,319 were related to materials under a purchase commitment associated with a change in business strategy for a product line. The Company expects to complete these plans in the next year. In accordance with EITF 95-3, any reductions of these plans made after the one year period from the date of acquisition resulted in a decrease to goodwill. The following schedule shows the changes to the restructuring reserve since the date of acquisition, which is included in accrued liabilities and other long-term liabilities:

Balance as of September 25, 2004	9,498
Accretion of interest	355
Current year provisions	80
Purchase accounting adjustments	(2,066)
Payments	(1,027)
Balance as of October 1, 2005	$6,840
Accretion of interest	271
Purchase accounting adjustments	(832)
Payments	(2,809)
Balance as of September 30, 2006	$3,470
Accretion of interest	215
Purchase accounting adjustments	(636)
Payments	(1,437)
Balance as of September 29, 2007	$1,612

Restructuring Related to Acquisition of Acorn

At date of acquisition, the Company recorded a reserve of $1,547 associated with certain facility closures and reductions in workforce as part of a facility consolidation plan. The Company appropriately met the conditions as outlined in EITF 95-3 to record such charges as liabilities in a purchase accounting combination. This plan was executed beginning in the third quarter of fiscal 2006 and is expected to be completed in the first quarter of fiscal 2008. As the Company obtains additional information regarding costs to close certain facilities, adjustments may be made to the restructuring reserves. These restructuring reserves were included in accrued expenses and other current liabilities and related to portions of the exit plan that have not yet been completed. In addition, certain employees were given retention packages totaling approximately $2,987 to transition their current roles over 4-12 months. These costs are being recognized over the retention period and have not been included in the purchase price or as a reduction to the net assets acquired. During fiscal 2006, the Company’s operating results reflect a charge of $2,315 related to the recognition of these retention packages which is included in the line item ‘‘Selling, general and administrative expenses.’’ Severance payments for these retention packages began in the Company’s fourth quarter of fiscal 2006 and final payments were made in fiscal 2007. During fiscal year 2007, a revision of $231 was made to the purchase price due to the reduction of certain estimates related to legal and employee retention expenses.

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

The balance of the restructuring reserve at September 29, 2007 is $78 which is included in accrued liabilities and other long term liabilities.

Balance as of April 7, 2006	$1,547
Adjustments to purchase accounting	(40)
Payments	(332)
Balance as of September 30, 2006	$1,175
Adjustments to purchase accounting	(231)
Payments	(866)
Balance as of September 29, 2007	$78

5.	Trade Receivables and Concentrations of Credit Risk

Trade receivables are as follows:

	September 29, 2007	September 30, 2006
Trade receivables	$76,923	$83,909
Allowance for doubtful accounts	(524)	(1,269)
Other sales reserves	(20,093)	(16,222)
	$56,306	$66,418

The Company operates principally in the United States, and to a lesser extent, in Canada and Europe. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Credit losses have been within management’s estimates.

The Company’s top two customers represented approximately 31% and 18% of the net sales for the fiscal year ending September 29, 2007. These customers represented 32% and 18% of net sales for the fiscal year ended September 30, 2006 and 32% and 22% for the fiscal year ended October 1, 2005. These customers represent 37% and 14% of trade receivables at September 29, 2007 and 30% and 16% of trade receivables at September 30, 2006.

6.	Inventories

Inventories are as follows:

	September 29, 2007	September 30, 2006
Finished goods	$68,081	$86,380
Work in process	17,599	21,326
Raw materials	29,383	33,533
	$115,063	$141,239

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

7.	Property, Plant and Equipment

A summary of property, plant and equipment is as follows:

	September 29, 2007	September 30, 2006
Land and improvements	$1,970	$2,462
Buildings and improvements	19,252	14,781
Machinery and equipment	71,248	67,027
Furniture and fixtures	1,124	608
Computer hardware	2,083	1,253
Computer software	8,414	3,641
Construction in progress	2,568	7,847
	106,659	97,619
Less accumulated depreciation	(40,604)	(24,939)
Net property, plant and equipment	$66,055	$72,680

8.	Goodwill and Other Intangibles

In accordance with SFAS No. 142, the Company is required to test goodwill and indefinite lived intangible assets for impairment on at least an annual basis. The Company performed the required impairment test of goodwill and other intangible assets using discounted cash flow analysis for the fiscal years ended September 29, 2007 and September 30, 2006. The Company recorded trade name impairment of $4,426 and $5,963 for the fiscal years ended September 29, 2007 and September 30, 2006, respectively. The impairment of trade names was primarily the result of a shift in branding strategies by certain customers. There can be no assurance that future impairment tests will not result in a charge to earnings. The cost of other acquired intangible assets, including primarily customer and vendor relationships, covenants not to compete and employment agreements is amortized on a straight-line basis over the estimated lives of 3 to 19 years. Amortization of other intangibles amounted to $1,496 and $1,836 for the fiscal years ended September 29, 2007 and September 30, 2006, respectively The estimated aggregate amortization expense for each of the succeeding fiscal years is as follows: $1,337 in 2008; $1,221 in 2009; $1,211 in 2010; $1,200 in 2011; $1,180 in 2012 and $2,421 thereafter.

The changes in carrying amount of goodwill are as follows:

Goodwill at October 1, 2005	$41,735
Currency translation adjustments	548
Revision of purchase price allocations	(1,321)
Goodwill associated with Union and Hound Dog	17,397
Goodwill at September 30, 2006	$58,359
Currency translation adjustments	1,561
Revision of purchase price allocations	(626)
Reclass from other intangibles	26
Goodwill at September 29, 2007	$59,320

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

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

During fiscal 2006, the Company reduced the initial purchase price allocation of Union in the amount of $1,321 due to the refinement of restructuring reserves. In addition, the Company added goodwill of $16,597 and $800 for the acquisition of Union and Hound Dog, respectively. During fiscal 2007, the Company revised the purchase price allocation in the amount of $231, which resulted in the reduction of goodwill, see Note 4. The following table reflects the components of intangible assets other than goodwill at September 29, 2007:

	Gross Carrying Amount	Accumulated Amortization
Indefinite lived intangible assets:
Trade names	$64,754	$—
Finite lived intangible assets:
Technology (patents)	1,356	932
Non-compete agreements	976	923
Customer relationships	11,800	3,707
	14,132	5,562
	$78,886	$5,562

The following table reflects the components of intangible assets other than goodwill at September 30, 2006:

	Gross Carrying Amount	Accumulated Amortization
Indefinite lived intangible assets:
Trade names	$68,513	$—
Finite lived intangible assets:
Technology (patents)	1,356	619
Non-compete agreements	976	902
Customer relationships	11,672	2,546
	14,004	4,067
	$82,517	$4,067

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

9.	Income Taxes

Income before income taxes and the related provision for income taxes consist of the following:

	Fiscal year ended September 29, 2007	Fiscal year ended September 30, 2006	Fiscal year ended October 1, 2005
(Loss) income before provision for income taxes:
Domestic	$(23,370)	$(13,153)	$(135,518)
Foreign	11,060	8,576	7,363
	$(12,310)	$(4,577)	$(128,155)
Income tax expense (benefit):
Current:
Federal	$—	$—	$(3,394)
State	1,115	(574)	(923)
Foreign	2,609	2,387	2,467
	3,724	1,813	(1,850)
Deferred:
Federal	1,416	(836)	(1,560)
State	167	(1,104)	596
Foreign	493	127	(141)
	2,076	(1,813)	(1,105)
	$5,800	$—	$(2,955)

The reported income tax provisions differ from the amount based on United States federal income tax rates as follows:

	Fiscal year ended September 29, 2007	Fiscal year ended September 30, 2006	Fiscal year ended October 1, 2005
Statutory federal income tax (benefit) expense	$(4,185)	$(1,556)	$(43,572)
Non-deductible goodwill impairment loss	58	—	40,715
State income tax expense (net of federal benefit), including tax contingencies	846	(1,395)	(710)
Nondeductible other	52	(102)	(20)
Foreign income tax differential	(199)	(135)	(177)
Change in estimated tax rate	—	(1,199)	—
Valuation allowance	9,955	4,509	750
Other, net	(727)	(122)	59
	$5,800	$—	$(2,955)

ATT Holding Co.

Notes to Consolidated Financial Statements (Continued)

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	September 29, 2007	September 30, 2006
Deferred tax assets:
Accounts receivable	$1,156	$190
Inventories	1,473	2,467
Accrued liabilities and restructuring expenses	5,721	7,907
Other non-current items	741	734
Pension	2,910	6,210
Net operating loss carryforwards	19,543	8,341
Total deferred tax assets	31,544	25,849
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	8,580	9,276
Pensions	—	3,353
Intangible assets	18,433	18,896
Derivative financial instruments	1,901	997
Other current items	2,825	3,583
Total deferred tax liabilities	31,739	36,105
Valuation allowance	19,530	7,548
Net deferred tax liabilities	$(19,725)	$(17,804)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred taxes is dependent upon the generation of future taxable income during the periods in which those temporary differences and net operating loss carryforwards become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes it is more likely than not that the Company will realize the benefits of these deductible differences and net operating loss carryforwards, net of existing valuation allowances at September 29, 2007. As a result of this assessment in the current fiscal year, the Company increased the valuation allowance by $11,982, including an increase related to net deferred tax assets applicable to other comprehensive income (loss). The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company has federal net operating loss carryforwards of approximately $49,000 and state net operating loss carryforwards of approximately $63,000, the majority of which will expire in 2025 through 2027.

Effective for the fiscal years ended September 29, 2007 and September 30, 2006, no provision had been made for U.S. federal and state income taxes on approximately $19,600 and $8,349 of foreign earnings, respectively, which are expected to be reinvested outside of the United Sates indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes to various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

ATT Holding Co.

Notes to Consolidated Statements (Continued)

10.	Debt Arrangements

Senior Subordinated Notes

On June 28, 2004, ATT completed a private offering of $150.0 million in aggregate principal amount at maturity of 10% Senior Subordinated Notes due July 15, 2012. The Senior Subordinated Notes are fully and unconditionally guaranteed by the Company on a senior subordinated basis. The Company has no other subsidiaries other than ATT and has no independent assets or operations separate from the investment in ATT. ATT is restricted by the Credit Agreement dated as of June 28, 2004, as amended to date (see below), to provide funds to ATT Holding Co., except for the provisions described therein. On August 10, 2004, the Company filed a registration statement with respect to new notes having substantially identical terms as the original notes, as part of an offer to exchange registered notes for the privately issued original Senior Subordinated Notes. The new notes evidence the same debt as the original Senior Subordinated Notes, are entitled to the benefits of the indenture governing the original Senior Subordinated Notes and are treated under the indenture as a single class with the original notes. The exchange offer was completed on November 24, 2004. The Company pays interest on the new Senior Subordinated Notes semi-annually in cash, in arrears, on January 15 and July 15 at an annual rate of 10.0%.

The new Senior Subordinated Notes are unsecured senior subordinated obligations and rank behind all of our existing and future senior debt, including borrowings under the Amended and Restated Senior Secured Credit Agreement, equally with any of the Company’s future senior subordinated debt, ahead of any of the Company’s future debt that expressly provides for subordination to the new Senior Subordinated Notes and effectively behind all of the existing and future liabilities of the Company’s subsidiaries, including trade payables. The Company also guarantees the new Senior Subordinated Notes on a senior subordinated basis. This guarantee ranks behind all existing and future senior debt of the Company, including the guarantee of the Amended and Restated Senior Secured Credit Facility and the Senior Floating Rate Notes, equal to all future senior subordinated indebtedness and ahead of all future debt that expressly provides that it is subordinated to the guarantee.

The indenture governing new Senior Subordinated Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting the Company’s ability and the ability of the Company’s restricted subsidiaries to borrow money, guarantee debt or sell preferred stock, create liens, pay dividends on or redeem or repurchase stock, make certain investments, sell stock in our restricted subsidiaries, restrict dividends or other payments from restricted subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The indenture governing the new Senior Subordinated Notes also contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; violations of certain covenants; certain bankruptcy-related events; invalidity of liens; non-payment of certain legal judgments and cross defaults with certain other indebtedness. The Company may redeem the Senior Subordinated Notes on or after July 15, 2008. The Company is required to redeem the new Senior Subordinated Notes under certain circumstances involving changes of control. At September 29, 2007, the Company was in compliance with all financial covenants.

Senior Floating Rate Notes

On January 14, 2005, ATT completed the offering of $150,000 Senior Floating Rate Notes due 2012. The Senior Floating Rate Notes, issued at a 0.5% discount, bear interest at a floating rate per annum, reset quarterly, equal to LIBOR (London Interbank Offered Rate) plus 4%, which was 9.36% at September 29, 2007. On March 25, 2005 ATT filed a registration statement with respect to new notes having substantially identical terms as the original notes, as part of an offer to exchange registered

ATT Holding Co.

Notes to Consolidated Statements (Continued)

notes for the privately issued original Senior Floating Rate Notes. The new notes evidence the same debt as the original Senior Floating Rate Notes, are entitled to the benefits of the indenture governing the original Senior Floating Rate Notes and are treated under the indenture as a single class with the original notes. The exchange offer was completed on May 23, 2005. The Senior Floating Rate Notes pay interest quarterly in cash in arrears on January 15, April 15, July 15 and October 15 of each year. The Senior Floating Rate Notes mature on January 15, 2012, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the Indenture.

The Senior Floating Rate Notes are unsecured, unsubordinated obligations of ATT. The Company guarantees the Senior Floating Rate Notes. They are effectively subordinated to all existing and future secured debt, to the extent of the assets securing such debt, including borrowings under the Restated Senior Secured Credit Agreement, pari passu with all future senior unsecured indebtedness, senior in right of payment to all existing and future senior subordinated debt, including the Senior Subordinated Notes, and effectively behind all of the existing and future liabilities of ATT’s subsidiaries, including trade payables.

The indenture governing the Senior Floating Rate Notes contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; failure to perform or observe certain covenants; inaccuracy of representations and warranties in any material respect, cross defaults with certain other indebtedness, certain bankruptcy related events, monetary judgment defaults and material non-monetary judgment defaults, ERISA (Employee Retirement Income Security Act) defaults and change of control. ATT can redeem the Senior Floating Rate Notes, in whole or in part, at any time on or after January 15, 2007. In addition, ATT is required to redeem the Senior Floating Rate Notes under certain circumstances involving changes of control. At September 29, 2007, the Company has not redeemed any of the Notes.

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

Term Note

On July 19, 2005, ATT entered into a $2,700 Term Note, Loan and Security Agreement and Subordination Agreement with a Lender. This note is payable in monthly installments over five years. The interest rate per annum is equal to 2.5% and secured by certain collateral, which was agreed to by the Administrative Agent of the Amended and Restated Senior Secured Credit Facility. Under the terms of this note, ATT is required to create 108 jobs at the new manufacturing facility in Pennsylvania within three years of the completion of the facility. The Term Note contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation: nonpayment of principal, interest, fees and failure to perform or observe certain covenants. As of September 29, 2007, ATT was in compliance with these covenants.

ATT Holding Co.

Notes to Consolidated Statements (Continued)

Amended and Restated Senior Secured Credit Agreement

On April 7, 2006, in conjunction with the acquisition of Acorn, ATT entered into an amended and restated Senior Secured Credit Agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Acorn, Union, and Ames True Temper Properties, Inc. (‘‘ATTP’’); together with ATT (the ‘‘Borrowers’’), the Company, as guarantor, and each lender from time to time thereto (the ‘‘Credit Agreement’’). The Credit Agreement amends and restates ATT’s existing credit facility with, among others, Bank of America, N.A. Pursuant to the Credit Agreement, the lenders made available a five-year revolving credit facility of up to $130,000 in order to finance the acquisition of Acorn, pay fees and expenses associated with the acquisition, repay outstanding debt and provide for ongoing working capital. ATT’s obligations under the Credit Agreement are guaranteed by ATT Holding Co. The credit facility is collateralized by substantially all of our assets, including our domestic subsidiaries.

Borrowings outstanding under the revolving credit facility as of September 29, 2007 and September 30, 2006 were $42,498 and $66,608, respectively. The Company had letters of credit outstanding totaling $3,882 and $4,392 as of September 29, 2007 and September 30, 2006, respectively. The total amount available under the revolving credit facility at September 29, 2007 was $41,467. The interest rate for base rate loans under the revolving credit facility is calculated as the higher of 1) the prevailing Federal Funds rate plus 50 basis points or 2) the administrative agent’s prime interest rate plus an applicable rate determined by the Company’s consolidated leverage ratio as defined in the Credit Agreement. The interest rate for base rate loans under the revolving credit facility was 9.25% at September 29, 2007.

Total indebtedness is as follows:

	September 29, 2007	September 30, 2006
Revolving loan facility dated 4/7/06, expires 2011	$42,498	$66,608
Term Note due 2010	1,575	2,103
Capital lease obligations	71	252
Senior Floating Rate Notes due 2012, net of unamortized discount of $456 and $563, respectively	149,544	149,437
10% Senior Subordinated Notes due 2012	150,000	150,000
Total debt	343,688	368,400
Less short-term revolving loan facility	(42,498)	(66,608)
Less current portion of capital lease obligation	(71)	(187)
Current portion of long-term debt	(541)	(528)
Long-term debt	$300,578	$301,077

Principal maturities of debt for the next five fiscal years are as follows:

2008	$43,110
2009	555
2010	479
2011	—
2012	300,000
Thereafter	—
$344,144

ATT Holding Co.

Notes to Consolidated Statements (Continued)

The Credit Agreement and the new Senior Subordinated Notes contain various affirmative and negative covenants customary for similar credit facilities (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions (with exceptions) on: liens; debt; loans, acquisitions, joint ventures and other investments; mergers and consolidations, sales, transfers and other dispositions of property or assets; dividends, distributions, redemptions and other restricted payments; changes in the nature of the Company’s business; transactions with affiliates; and prepayment, redemption or repurchase of certain debt. In addition, the Credit Agreement and term note require that the Company meet certain financial covenants. Capital expenditures are subject to fiscal year limitations of $16,125 in 2007 and $15,000 thereafter. In the event the Company triggers Cash Dominion as defined in the Credit Agreement, the Company is required to maintain a minimum consolidated earnings before interest, income taxes, depreciation and amortization modified by certain adjustments as defined in the Credit Agreement of $41,000 for any period of four quarters ending on the last day of any fiscal quarter. As of September 29, 2007, the Company was in compliance with all applicable debt covenants.

11.	Lease Arrangements

The Company leases certain distribution and production facilities, machinery, computer hardware, computer software, office equipment and vehicles under lease arrangements of varying terms. The most significant lease commitments involve distribution and production facilities with lease terms of up to 13 years.

Rental expense for operating leases was $9,691, $11,894 and $10,714 for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively.

Future minimum rental commitments under noncancelable operating leases as of September 29, 2007 are as follows:

2008	$9,669
2009	9,511
2010	8,494
2011	8,361
2012	6,806
Thereafter	41,979
Total minimum lease payments	$84,820

12.	Pension and Other Postretirement Benefits

The Company has one noncontributory defined benefit plan covering substantially all of its United States employees. The benefits under these plans are based primarily on years of credited service and compensation as defined under the respective plan provisions. The Company’s funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such amounts as the Company may determine to be appropriate from time to time. The Company also sponsors two Supplemental Executive Retirement Plans, which are nonqualified, unfunded plans designed to provide certain senior executives defined pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code. The Company also provides healthcare and life insurance benefits for certain groups of retirees through several plans. The benefits are at fixed amounts per retiree and are partially contributory by the retiree. The following table provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and the funded status of the Company’s U.S. qualified defined-benefit pension (valuation dates June 30, 2007 and June 30, 2006),

ATT Holding Co.

Notes to Consolidated Statements (Continued)

non-qualified defined-benefit pension and postretirement benefit plans with the amounts recognized in the Company’s consolidated balance sheets at September 29, 2007 and September 30, 2006:

	Pension Benefits		Other Benefits
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Change in projected benefit obligation
Benefit obligation at beginning of period	$137,069	$128,641	$1,779	$3,028
Acquisition of business	—	25,753	—	206
Service cost, net	2,204	2,782	2	3
Interest cost	8,133	6,962	105	150
Participant contribution	—	—	—	10
Change due to plan amendment	311	—	—	—
Assumption changes	9,476	(15,388)	(291)	(1,532)
Actuarial loss (gain)	(2,943)	(3,496)	—	(20)
Benefits paid	(8,587)	(8,185)	(29)	(66)
Benefit obligation at end of period	$145,663	$137,069	$1,566	$1,779
Change in fair value of plan assets
Fair value at beginning of period	$130,490	$108,672	$—	$—
Acquisition of business	—	22,767	—	—
Actual return on plan assets	13,723	7,538	—	—
Employer contributions	674	223	29	56
Participant contribution	—	—	—	10
Benefits paid	(8,586)	(8,185)	(29)	(66)
Plan expenses	(637)	(525)	—	—
Fair value at end of period	$135,664	$130,490	$—	$—
Funded status of plan
Plan assets less than projected benefit obligation	$(9,999)	$(6,579)	$(1,566)	$(1,779)
Contributions	3	—	—	—
Unrecognized prior service cost	311	360	—	4
Unrecognized net loss (gain)	6,716	2,759	(1,689)	(1,510)
Net amount recognized	$(2,969)	$(3,460)	$(3,255)	$(3,285)

	Pension Benefits		Other Benefits
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Amounts recognized in balance sheet consist of
Accrued benefit liability, noncurrent	$(9,983)	$(4,315)	$(1,449)	$(3,285)
Accrued benefit liability, current	(15)	—	(113)	—
Accumulated other comprehensive income	7,029	855	(1,693)	—
Net amount recognized	$(2,969)	$(3,460)	$(3,255)	$(3,285)

ATT Holding Co.

Notes to Consolidated Statements (Continued)

The weighted-average assumptions used in determining the net periodic pension cost for the Company’s defined benefit and retiree plans, covering employees in the United States are presented below.

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Discount rate	6.15%	5% - 6%	6.15%	5% - 6%
Rate of compensation increase	3.50%	2.75% - 4%	—	—
Expected return on assets	9%	8.5% - 9%	—	—

The expected return on assets represents the Company’s estimate of the long-term future return on plan assets based upon the mix of plan investments and historical return experience.

The weighted-average assumptions used in determining the plan obligations for the Company’s defined benefit and retiree plans, covering employees in the United States, at the measurement dates of June 30, 2007 and June 30, 2006 are presented below.

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Discount rate	6.10%	6.15%	6.10%	6.15%
Rate of compensation increase	3.50%	3.5% - 4%	—	—

The Company will amortize a net gain of $20 for the pension plan and $118 for the postretirement benefit plan as a component of benefit expense in the next fiscal year. The accumulated benefit obligations for the Company’s U.S. defined benefit plans at the measurement dates were $138,609 at June 30, 2007 and $132,054 at June 30, 2006.

Amounts recognized in the income statement consist of:

	Pension Benefits		Other Benefits
	Fiscal year ended September 29, 2007	Fiscal year ended September 30, 2006	Fiscal year ended September 29, 2007	Fiscal year ended September 30, 2006
Service cost	$2,841	$3,307	$2	$3
Interest cost	8,133	6,962	105	150
Actual return on plan assets	(11,097)	(10,173)	—	—
Asset loss deferred	(50)	513	(112)	0
Net periodic benefit (credit) cost	$(173)	$609	$(5)	$153

The Company anticipates making contributions of $16 to the U.S. defined benefit pension plan and $116 to its retiree plan during the fiscal year beginning on September 30, 2007.

ATT Holding Co.

Notes to Consolidated Statements (Continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid to participants in the U.S. pension and retiree plans:

	Pension Benefits	Postretirement Benefits
2008	$8,643	$116
2009	8,640	114
2010	8,611	108
2011	8,582	108
2012	8,674	109
Five year period beginning thereafter	46,718	538

The Company’s Irish subsidiary administers a defined benefit pension plan. The following table provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and the funded status of this pension plan. The measurement dates were September 30, 2007 and September 30, 2006.

	September 29, 2007	September 30, 2006
Change in projected benefit obligation
Benefit obligation at beginning of period	$7,467	$7,610
Service cost, net	270	206
Interest cost	348	282
Assumption changes	(943)	(273)
Actuarial (gain) loss	71	(515)
Benefits paid	(238)	(186)
Effect of foreign currency	849	343
Benefit obligation at end of period	$7,824	$7,467
Change in fair value of plan assets
Fair value at beginning of period	$6,903	$5,808
Actual return on plan assets	547	630
Employer contributions	288	405
Plan participants’ contributions	—	—
Benefits paid	(276)	(223)
Effect of foreign currency	853	283
Fair value at end of period	$8,315	$6,903
Funded status of plan
Plan assets (less than) projected benefit obligation	$491	$(564)
Unrecognized net loss	(728)	352
Net amount recognized	$(237)	$(212)
Amounts recognized in balance sheet consist of
Accrued benefit liability, noncurrent	$491	$(212)
Accumulated other comprehensive income	(728)	—
Net amount recognized	$(237)	$(212)

ATT Holding Co.

Notes to Consolidated Statements (Continued)

The weighted-average assumptions used in determining the net periodic pension cost for the Irish pension plan are presented below.

	2007	2006
Discount rate	5.25%	4.00%
Rate of compensation increase	3.75%	3.75%
Expected return on assets	6.25%	6.30%

The weighted-average assumptions used in determining the plan obligations for the Irish pension plan are listed below.

	2007	2006
Discount rate	5.25%	4.50%
Rate of compensation increase	3.75%	3.75%

The accumulated benefit obligations for the Company’s Irish defined benefit plans at the measurement dates were $6,707 at September 30, 2007 and $6,289 at September 30, 2006.

Amounts recognized in the income statement consist of:

	Fiscal year ended September 29, 2007	Fiscal year ended September 30, 2006
Service cost	$281	$249
Interest cost	348	282
Actual return on plan assets	(453)	(630)
Asset gain deferred	—	273
Amortization of unrecognized prior service costs	—	48
Net periodic benefit cost	$176	$222

The Irish subsidiary anticipates making contributions of $250 to the plan during the fiscal year beginning on September 30, 2007.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid to plan participants:

2008	$226
2009	251
2010	281
2011	369
2012	394
Five year period beginning thereafter	1,779

The tables above set forth the historical components of net periodic pension cost and a reconciliation of the funded status of the pension and other postretirement benefit plans for the employees associated with the Company and are not necessarily indicative of the amounts to be recognized by the Company on a prospective basis.

On December 31, 2006 the UnionTools, Inc. Retirement Plan and Trust and Pension Plan and Trust were merged into Ames True Temper, Inc. Pension Plan. The assets of the Ames True Temper, Inc. Pension Plan are invested and managed by Diversified Investment Advisors, which acts as both trustee and administrator. The Ames True Temper Benefits Committee meets quarterly to review current investment policy and to monitor Mellon Bank’s fund performance. The assets of the plan are invested

ATT Holding Co.

Notes to Consolidated Statements (Continued)

in a manner consistent with the Fiduciary Standards of the Employee Retirement Income Security Act of 1974. Investment strategy is based on a rolling time horizon of three to five years. The investment objective is to achieve the highest possible return commensurate with the assumed level of risk. Based on key characteristics such as work force growth, plan maturity and assets vs. liabilities, a slightly conservative to normal risk portfolio asset mix structure has been adopted.

The asset allocations attributable to the Company’s pension plans at June 30, 2007 and the target allocation of plan assets for the period beginning June 30, 2007, by asset category, are as follows:

	Target Allocation June 30, 2007	Target Allocation June 30, 2006
Domestic equity securities	58%	58%
Fixed income securities	30%	30%
International equity securities	12%	12%

The Company has a defined contribution savings plan that covers substantially all of its eligible U.S. employees. The purpose of the plan is generally to provide additional financial security to employees during retirement. Participants in the savings plan may elect to contribute, on a pre-tax basis, a certain percent of their annual earnings with the Company matching a portion of these contributions. Expenses under the plan related to the Company’s matching contribution were $535, $656 and $522 for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively.

The Company’s Canadian subsidiary, Garant Inc., operates a group-registered retirement savings plan. The Company matches 50% of nonunion employee contributions, up to 3% of an employee’s base salary. The expenses related to the plan for the Company for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005 were $82, $56 and $80, respectively.

13.	Stockholder’s Equity

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

Series A Preferred Stock

The Company is authorized to issue 100,000 shares of Series A Preferred Stock at a par value of $0.0001. There were 62,495 shares issued and outstanding as of September 29, 2007 and September 30, 2006. Dividends on each share of the Series A Preferred Stock were accrued on a daily basis at the rate of 10% per annum of the Liquidation Value thereof plus all accumulated and unpaid dividends thereon from and including the date of issuance of such share to and including the first to occur of (i) the date on which the Liquidation Value of such share (plus all accrued and unpaid dividends thereon) is paid to the holder thereof in connection with the liquidation of the Company or the redemption of such share by the Company or (ii) the date on which such share is otherwise acquired by the Company. The Company had $23,919 and $15,718 accumulated, unrecorded and unpaid dividends as of September 29, 2007 and September 30, 2006, respectively.

Upon any liquidation, dissolution or winding up of the Company, each holder of Series A Preferred Stock shall be entitled to be paid, before any distribution or payment is made upon any junior securities, an amount in cash equal to the aggregate Liquidation Value of all shares held by such holder plus all accrued and unpaid dividends thereon, and the holders of Series A Preferred Stock

ATT Holding Co.

Notes to Consolidated Statements (Continued)

shall not be entitled to any further payment. The aggregate Liquidation Preference was $62,495 as of September 29, 2007 and September 30, 2006, which excludes any accumulated dividends. The Series A Preferred Stock has no voting rights.

Class A and B Common Stock

The Company is authorized to issue 1,600,000 shares of Class A Common Stock at a par value of $0.0001. There were 726,556 shares issued and outstanding as of September 29, 2007 and September 30, 2006.

The Company is authorized to issue 300,000 shares of Class B Common Stock at a par value of $0.0001. There were 267,448 shares issued and outstanding as of September 29, 2007 and September 30, 2006.

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

Warrants

In conjunction with the issuance of $47,000 Senior Subordinated Notes on January 14, 2002, Predecessor Company I issued warrants to purchase 124,859 shares of Class A Common Stock at a price equal to $.01 per share. The warrants were exercisable at any time prior to January 13, 2010. In connection with the sale of the Predecessor Company I, CHATT Holdings Inc. purchased the warrants to purchase Class A Common Stock on June 28, 2004. These warrants were outstanding at September 29, 2007 and September 30, 2006.

14.	Segment Information

The Company has three geographic operating segments which are aggregated into one reportable segment. These operating segments are comprised of the United States, Canada and Europe. All of the Company’s revenues represent sales of similar products. The following table presents certain data by geographic areas:

	Long-lived Assets	Net Sales	(Loss) Earnings Before Income Taxes
Fiscal year ended September 29, 2007
United States	$172,698	$421,810	$(23,373)
Canada	34,384	71,005	11,019
Europe	2,891	7,952	44
Total	$209,973	$500,767	$(12,310)

ATT Holding Co.

Notes to Consolidated Statements (Continued)

	Long-lived Assets	Net Sales	(Loss) Earnings Before Income Taxes
Fiscal year ended September 30, 2006
United States	$193,551	$407,444	$(13,153)
Canada	28,922	69,704	8,426
Europe	2,736	6,453	150
Total	$225,209	$483,601	$(4,577)

	Long-lived Assets	Net Sales	(Loss) Earnings Before Income Taxes
Fiscal year ended October 1, 2005
United States	$169,861	$382,980	$(110,556)
Canada	27,637	60,894	(17,610)
Europe	2,573	6,730	11
Total	$200,071	$450,604	$(128,155)

During the first quarter of fiscal 2008, the Company changed its organizational structure resulting in a new chief operating decision maker. As a result, the Company will report multiple reportable segments beginning in the first quarter of fiscal 2008.

15.	Other (Income) Expense

Other (income) expense consists of the following:

	Fiscal year ended September 29, 2007	Fiscal year ended September 30, 2006	Fiscal year ended October 1, 2005
Foreign exchange gain	$(5,926)	$(76)	$(46)
Legal settlement	—	(5,587)	—
Other	384	7	(40)
Total	$(5,542)	$(5,656)	$(86)

On September 1, 2007, the Company entered into an intercompany financing arrangement whereby one of the Company’s Canadian subsidiaries issued a U. S. dollar denominated intercompany note. The intercompany note is not long-term in nature. As a result, the impact of exchange rate changes on the principal and interest of the note was recorded as an unrealized gain in the consolidated statements of operations.

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

The Company entered into a management agreement with Castle Harlan, Inc., an affiliate of a shareholder, to provide business and organizational strategy, financial and investment management,

ATT Holding Co.

Notes to Consolidated Statements (Continued)

advisory, merchant and investment banking services to the Company. During the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005, the Company recorded expenses of $2,896, $1,869 and $1,526, respectively, for the annual management fee plus expenses, which is payable quarterly in advance in accordance with the management agreement. The Company had amounts payable to Castle Harlan, Inc. at September 29, 2007 and September 30, 2006, of $42 and $731, respectively, which are included in trade accounts payable.

On June 28, 2004, certain management employees of ATT and affiliates became eligible to purchase Class B units of CHATT Holdings LLC at fair market value. These units vest based on three criteria: (1) time vesting based on a five year term, (2) performance vesting based on the results of ATT and (3) vesting based upon a targeted rate of return upon a change of control. There are certain acceleration clauses in the event of a change of control. As of September 29, 2007 and September 30, 2006, there were 156,535 and 161,756 units, respectively, issued to management and members of the CHATT Holdings LLC Board of Directors that are not employees of ATT or Castle Harlan, Inc. Additionally, an affiliate of Castle Harlan holds 39,485 and 27,768 units at September 29, 2007 and September 30, 2006, respectively. These units may not be sold, pledged or otherwise transferred except in compliance with applicable securities laws. Additional restrictions and limitations are set forth in the agreement.

17.	Commitments and Contingencies

During December 2004, a customer of Union’s was named in litigation that involved the Company’s products. The complaint asserted causes of action against the defendant for improper advertisement to the consumer. The allegation suggests that advertisements lead the consumer to believe that the hand tools sold were manufactured in the boundaries of the United States. The allegation asserts cause of action against the customer for common law fraud. In the event that courts would deem a judgment against our customer, there is a remote possibility that the customer would seek legal recourse for an unspecified amount in contributory damages. Presently, the Company cannot estimate the amount of loss, if any, if our customer were to seek legal recourse against the Company.

The Company is involved in lawsuits and claims, including certain environmental matters, arising out of the normal course of its business. In the opinion of management, the ultimate amount of liability, if any, under pending litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company has future minimum purchase obligations and royalty payments under certain supply contracts associated with its operations. The future minimum purchases under this contract as of September 29, 2007 are as follows: $1,585 for 2008.

ATT Holding Co.

Notes to Consolidated Statements (Continued)

18.	Quarterly Consolidated Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	(a) Fourth Quarter	Full Year
Fiscal 2007
Net sales	$84,942	$174,035	$156,889	$84,901	$500,767
Gross profit	22,327	42,588	38,145	18,356	121,416
Net (loss) income	(9,176)	(942)	1,710	(9,702)	(18,110)

	First Quarter	Second Quarter	Third Quarter	(b) Fourth Quarter	Full Year
Fiscal 2006
Net sales	$88,531	$134,090	$163,331	$97,649	$483,601
Gross profit	21,242	35,186	43,909	27,647	127,984
Net (loss) income	(3,210)	1,162	7,572	(10,101)	(4,577)

(a)	Net loss includes an unrealized foreign exchange gain of $5,926 and an impairment charge of $4,426 (see Note 15 and Note 2, respectively).
(b)	Net loss includes an impairment charge of $5,963 (see Note 2).

ATT Holding Co.

Notes to Consolidated Statements (Continued)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Audit Committee of the Board of Directors on April 12, 2007 appointed as the Company’s principal accounting firm, the independent registered accounting firm of Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, ‘‘Deloitte & Touche’’) for the fiscal year ended September 29, 2007. Prior to February 13, 2007, Ernst & Young LLP was our independent registered public accounting firm. Additional information regarding the change in our independent registered public accounting firm is included in the Registrant’s Current Report on Form 8-K filed with the SEC on February 20, 2007.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in reports under Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’) is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosures. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2007, our disclosure controls and procedures were not effective in alerting them on a timely basis to information required to be included in our submissions and filings with the SEC because of a material weakness in our internal control over financial reporting as discussed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the quarter ended September 29, 2007, in connection with the audit of the Company’s consolidated financial statements as of September 29, 2007, an error related to the calculation and review of income taxes was identified, resulting from a material weakness in the Company’s internal control over financial reporting related to the accounting for income taxes. This error resulted from an ineffective review process for the provision and balance sheet presentation of deferred income taxes. This error was corrected in connection with the finalization of the Company’s consolidated financial statements as of September 29, 2007 and had no impact on previously reported periods in fiscal 2007.

The Company is in the process of correcting the material weakness by implementing additional monitoring and oversight controls over the income tax process and improving the process documentation for income taxes to ensure compliance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there have not been any changes in our internal control over financial reporting (as term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Richard Dell	61	President and Chief Executive Officer; Member of our board of directors, the board of directors of our parent, the board of directors of the buyer and the board of directors of the buyer parent
Duane Greenly	57	President of Ames True Temper–U.S.
David Nuti	48	Chief Financial Officer
Jean Gaudreault	51	President and General Manager, Garant (Canada)
Thomas O’Connor	61	Managing Director, True Temper Ltd. (Ireland)
Geoff Brownrigg	45	Vice President, Marketing
John Castle	67	Member of the Board of Directors of the buyer parent
Justin Wender	38	Member of the Board of Directors of the buyer parent
William Pruellage	34	Member of the Board of Directors of the buyer parent
Robert Elman	69	Member of the Board of Directors of the buyer parent
Edward LeBlanc	61	Member of the Board of Directors of the buyer parent
Kenneth Roman	76	Member of the Board of Directors of the buyer parent

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

Duane Greenly has been the President of Ames True Temper—U.S. since October 2007. Previously, he was our Chief Operating Officer since acquiring us, in partnership with Richard Dell and Wind Point Partners, in January 2002. From 1998 through 2001, Mr. Greenly was President and CEO of Barry Controls, which served the retail, industrial and OEM markets. From 1996 through 1998, he was President of Morgan Manufacturing. Mr. Greenly has held numerous positions with Newell Rubbermaid, and was most recently Business Manager—Window Hardware. Mr. Greenly also held engineering, product development and operational roles with BF Goodrich and Milliken Textiles.

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

John Castle is a member of the board of the directors of the buyer parent. Mr. Castle is Chairman and Chief Executive Officer of Castle Harlan. Prior to forming Castle Harlan in 1987, Mr. Castle was President and Chief Executive Officer of Donaldson, Lufkin & Jenrette, Inc., one of the nation’s leading investment banking firms. At that time, he also served as a director of the Equitable Life Assurance Society of the U.S. Mr. Castle is a board member of Wilshire Restaurant Group, LLC, Advanced Accessory Systems, LLC, Perkins & Marie Callender’s Inc., Morton’s Restaurant Group, Inc. and various private equity companies. Mr. Castle has also been elected to serve as a Life Member of the Massachusetts Institute of Technology. He has served for twenty-two years as a trustee of New York Medical College, including eleven of those years as Chairman of the Board. He was formerly a member of the Board of the Whitehead Institute for Biomedical Research, and was Founding Chairman of the Whitehead Board of Associates. He is also a member of The New York Presbyterian Hospital Board of Trustees and Former Chairman of the Columbia-Presbyterian Health Sciences Advisory Council. Mr. Castle received his bachelor’s degree from the Massachusetts Institute of Technology, his MBA as a Baker Scholar with High Distinction from Harvard and two Honorary Doctorate degrees of Humane Letters.

Justin Wender is a member of the board of directors of the buyer parent.  Mr. Wender is the President of Castle Harlan, Inc. Prior to joining Castle Harlan in 1993, Mr. Wender worked in the Corporate Finance Group of Merrill Lynch & Co., where he assisted clients with a variety of corporate finance matters. He is a board member of McCormick & Schmick’s Seafood Restaurants, Inc., Morton’s Restaurant Group, Caribbean Restaurants, Polypipe Building Products Limited and Baker & Taylor. In addition, he currently serves as Chair of the International Center for the Disabled, is Trustee of Carleton College and a Board Member of the Pew Center on Global Climate Change. Mr. Wender is a Cum Laude graduate of Carleton College with a B.A. in Political Science and has his M.B.A. from the Wharton School of the University of Pennsylvania.

William Pruellage is a member of the board of directors of the buyer parent. Mr. Pruellage is a Managing Director of Castle Harlan, Inc. Mr. Pruellage is also a board member of Advanced Accessory Systems, LLC, Wilshire Restaurant Group, LLC and Perkins & Marie Callenders Inc. Prior to joining Castle Harlan in July 1997, Mr. Pruellage worked in the Mergers & Acquisitions group of Merrill Lynch & Co., where he assisted clients in strategic planning and corporate mergers. Mr. Pruellage is a Summa Cum Laude graduate of Georgetown University.

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

Edward LeBlanc is a member of the board of directors of the buyer parent. Mr. LeBlanc is currently the Chairman and Chief Executive Officer of Generac Power Systems. He served as President, Residential and Commercial Division of Kidde, Inc. from September 2000 until December 2005. Mr. LeBlanc served as President and CEO of Regent Lighting Corporation from 1997 until 2000. Prior to joining Regent, Mr. LeBlanc held a number of positions with Macklanburg-Duncan over a 19-year period including President and Chief Operating Officer. Mr. LeBlanc also serves on the Boards of IPS Inc. and Pro Build Corporation.

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

Audit Committee Financial Expert

The audit committee of CHATT Holding LLC, the buyer parent of ATT Holding Co., which we refer to as the Audit Committee, effectively functions as our audit committee. The Audit Committee consists of Edward LeBlanc (Chairman), Robert Elman and William Pruellage. The Audit Committee of CHATT Holding LLC has determined that Mr. LeBlanc is considered an ‘‘audit committee financial expert’’, as defined in Section 401 (h) of Regulation S-K. The Audit Committee has not determined that Mr. LeBlanc qualifies as ‘‘independent’’ as defined in the listing standards of the New York Stock Exchange.

Code of Ethics

The Audit Committee of CHATT Holdings LLC, the buyer parent of ATT Holding Co. has adopted a ‘‘code of ethics’’ applicable to Ames True Temper, Inc. and its affiliates. The Audit Committee has established a hotline where, on a confidential basis, anyone with concerns involving internal controls, accounting or auditing matters, can contact a third-party law firm without screening or review by management. A copy of the code of ethics is included as Exhibit 14 in this Form 10-K. A copy of the code of ethics is also available on the Company’s website at www.amestruetemper.com.

Item 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION
Compensation Discussion and Analysis

Overview of Compensation Program

Ames True Temper, Inc.’s (‘‘ATT’’) executive compensation program is carried out through several compensation methods. The primary compensation components we use include the following:

•	annual base salary;

•	annual cash bonus incentive; and

•	various health, disability, retirement and other benefits, including post-termination arrangements.

This Compensation Discussion and Analysis describes the total compensation for the following Named Executive Officers (NEOs):

•	Richard Dell, President & CEO

•	Duane Greenly, President of Ames True Temper—U.S. (a)

•	David Nuti, CFO

•	Geoff Brownrigg, Vice President, Marketing

•	Jean Gaudreault, President & General Manager, Garant GP

(a)    Mr. Greenly was promoted from Chief Operating Officer in October 2007

General Compensation Philosophy and Objectives

In administering our executive compensation program, we look to accomplish the following goals:

•	correlate executive compensation with annual performance objectives (both financial and personal) to the achievement of short-term objectives and long-term growth for ATT and its stockholder;

•	promote individual initiative and achievement;

•	provide total compensation packages that are fair, reasonable and competitive with comparable industrial companies; and

•	attract and retain qualified executives who are critical to our long-term success.

In establishing the weight of the various compensation components, our management believes employees in higher ranks should have a higher proportion of their total compensation delivered through pay-for-performance cash incentives.

Compensation Committee

Our Compensation Committee (the ‘‘Committee’’) has the authority to engage the services of outside advisors, experts and others to assist the Committee with compensation matters. The Committee is responsible for the following:

•	Determining financial bonus targets for ATT for the upcoming fiscal year and the upper and lower thresholds of potential bonus that may be earned.

•	Setting personal objectives for the Chief Executive Officer.

•	Determining compensation for ATT’s NEOs, including the Chief Executive Officer for the following year based on current years’ audited financial results.

•	Approving bonus payouts consistent with the current year bonus policy and attainment of predetermined financial targets.

We believe the established goals require our executives and ATT to perform at a high level in order to achieve targeted payouts. The targets are reset each year to facilitate the increase in stockholder value.

In establishing total compensation, the Committee reviews each aspect of direct compensation (i.e., salary and annual bonus) on both an individual component and a combined basis. Many other benefits we offer, such as health benefits, disability benefits and retirement benefits, are offered on the same basis to all employees. Specific consideration of the level of these benefits is not generally included in the review. Benefits specific to an individual executive are reviewed on a regular basis, but not necessarily as part of the annual compensation review.

Compensation Components

Annual Base Salary

The goal is to provide a salary level that fairly compensates individuals for the services they perform and is competitive with current market rates. In general, we strive to maintain salary levels ranging from moderately below to moderately above industry medians. Through the Committee, we review and approve the base salaries of each NEO annually, taking into consideration the following factors:

•	the available salary budget, which is established based on projected salary increases for comparable industries (taken from various survey sources);

•	the NEOs current and historical performance and contribution to our business, including achieved results of operations for which he is responsible and other key strategic accomplishments on pre-established goals within his area of responsibility;

•	the NEOs level and amount of responsibility within our business, focusing particularly on the individual’s ability to impact bottom-line result, either directly or through the groups of people he manages and considering any change in the NEOs level of responsibility;

•	comparison to other internal salaries, with the goal of internal equity that reward positions with similar levels of responsibility; and

•	our salary range structure for various grade levels.

The Committee completed its annual review of NEO salaries for calendar year 2007 in November 2006. Annual increases in base salary levels of NEOs ranged from 3.5% to 7.6% over the prior year’s salary. Base salary generally comprises 58.0% to 80.0% of the total compensation of NEOs. The average level of salary increases for unnamed executives throughout ATT was 4.9% and ranged from 0.0% to 7.4%.

Annual Cash Bonus Incentive

The annual cash bonus incentive (‘‘2007 Bonus Plan’’) applies to all ATT salaried employees. The financial target portion of the program is consistent across all participants, although payouts differ based on the target bonus percentage applicable to the employee’s level within ATT. Further, the NEOs and certain management level personnel have specific personal objectives in addition to ATT’s financial targets.

Payments to NEOs under the 2007 Bonus Plan for fiscal year 2007 were dependent upon achievement of specific financial targets related to EBITDA (Earnings Before Interest, Income Taxes, Depreciation and Amortization), which is a non-GAAP measurement and working capital, as well as personal objectives established for each NEO. These payments are a function of the NEO’s annual salary multiplied by the applicable target bonus percentage, which in turn is multiplied by a performance percentage.

The applicable target bonus percentage is determined for each NEO by the Committee and is a function of the individual’s level of responsibility and his ability to impact the overall results of ATT. The applicable target bonus percentage is comprised of financial targets (67%, of which 45% relates to

EBITDA targets and 22% relates to working capital targets) and personal objectives (33%) for all NEOs with the exception of Mr. Gaudreault. In the case of Mr. Gaudreault, 53.4% of his financial target is tied specifically to his operating unit’s results, 33.3% is tied to personal objectives and 13.3% is tied to the overall financial targets.

The performance percentage can range from 0% to 280% of the EBITDA target, 0% to 150% of the working capital target and 0% to 125% of personal objectives. Achieving the financial targets and personal objectives results in a performance percentage of 100%. A maximum of 200% of the applicable target bonus percentage can be achieved by attaining the upper limit on all components. Performance below the minimum performance level results in a zero performance percentage and no incentive payments. The performance percentage increases above zero once the minimum performance level is attained and increases as results increase above the minimum level. If the maximum performance level is attained or surpassed, the performance percentage is capped to generate a maximum payout of 160% for Mr. Dell and 80% to 140% for the other NEOs.

The target bonus percentage for Mr. Dell in 2007 was 80% of base salary and the target bonus percentages for the other NEOs ranged from 40% to 70% of base salary. ATT did not achieve the financial targets for 2007 which resulted in no payment for this portion of the program. Based on each NEO’s achievements against the established target bonus percentage, Mr. Dell attained 18% of target bonus percentage and Mr. Greenly attained 32% of target bonus percentage. The other three NEOs attained a range of 25% to 32% of target bonus percentage for 2007. The amounts of the awards under the Plan are summarized in the Summary Compensation Table.

Other Components of the Executive Compensation Program

ATT has in place the following broad-based employee benefit plans, in which the U.S. NEOs participate on the same terms as U.S. non-executive employees:

•	health insurance;

•	disability insurance;

•	term life insurance benefit equal to two times the individual’s salary up to a maximum benefit of $300,000;

•	defined benefit pension plan; and

•	401(k) Savings Plan.

Since various laws and regulations set limits on amounts allocable to a participant under the defined benefit pension plan, ATT has established the Ames True Temper, Inc. Supplemental Executive Retirement Plan (‘‘SERP’’) to provide supplemental retirement benefits on an unfunded basis to Mr. Dell and Mr. Greenly (whose benefits under the defined benefit pension plan are restricted by IRS limits on covered compensation for qualified defined benefit programs) upon retirement from ATT of an amount equal to the difference between the annual retirement benefits permitted under the defined benefit pension plan and the amount that would have been paid if the limitations imposed were at a level stated in the SERP rather than the laws and regulation. The limits in the SERP are different for each participant. Benefits under the SERP became vested upon the change of control to Castle Harlan in June 2004. Payments under the SERP are subject to the same provisions as the regular pension plan.

The benefits offered under the health, disability and life insurance programs are offered to U.S.-based NEOs on the same basis as they are offered to U.S.-based non-executive employees. Mr. Gaudreault also receives life and disability benefits, which are in addition to the benefits offered to other employees in Canada. ATT also provides to its NEOs monthly car allowances and car related expenses and a severance policy as described below.

ATT’s philosophy is to position the aggregate of these other elements of compensation at a level that is competitive with our size and performance relative to other companies, as well as a larger group of general industrial companies. ATT further believes these other aspects of the executive compensation program are reasonable, competitive and consistent with the overall executive compensation program in that they help us attract and retain the best leaders.

Employment/Severance Agreements

All NEOs have employment agreements that are for initial three-year periods and are automatically renewable for 12-month increments thereafter, unless notice to terminate the contract is provided. In the event of termination without cause of any NEO, base salary severance payments from seven months to 25 months are triggered, in addition to payment of medical benefits at the active employee rates during the severance period.

Mr. Dell, Mr. Greenly and Mr. Gaudreault completed their initial three-year terms and are in their first renewal period. Mr. Nuti and Mr. Brownrigg are still in the initial three-year period of their agreements, which will conclude on March 1, 2009 and February 28, 2008, respectively.

Executive Compensation Tables

Summary Compensation Table

NEO	Year	Annual Base Salary (a)	Annual Cash Bonus Incentive (b)	Change in Value of Regular Pension Benefit (c)	Change in Value of SERP Benefit (d)	All Other Compensation (e)	Total
R. Dell	2007	$493,889	$71,300	$53,295	$46,563	$19,554	$684,601
D. Greenly	2007	269,804	59,806	39,208	5,046	19,782	393,646
D. Nuti	2007	235,890	44,229	18,465	—	17,007	315,591
G. Brownrigg	2007	197,456	25,011	13,344	—	18,469	254,280
J. Gaudreault	2007	257,448	39,010	—	—	16,383	312,841

(a)	Amounts shown in this column represent the annual base salary for fiscal year 2007. Mr. Gaudreault’s salary was converted to U.S. dollars using the exchange rate in effect on September 29, 2007: Canadian $1.00 = USD $1.00.
(b)	Amounts shown in this column represent the annual cash bonus incentive paid to each NEO based on achievement of financial targets and personal objectives for fiscal year 2007.
(c)	Amounts shown in this column represent the change in value of the regular pension benefit from January 1, 2006 to January 1, 2007. Mr. Gaudreault is not in the pension plan but is in the Registered Retirement Savings Plan (‘‘RRSP’’) in Canada.
(d)	Amounts shown in this column represent the change in value of the SERP benefit from June 30, 2006 to June 30, 2007, for Mr. Dell and Mr. Greenly.
(e)	Amounts shown in this column consist of items detailed in the All Other Compensation Table, automobile allowance and expense, matching contributions to the 401 (k) or RRSP plan and other expenses paid as noted in the table.

All Other Compensation Table

NEO	Automobile Allowance and Expenses	Matching Contributions to 401(k) or RRSP	Other (c)	Total
R. Dell	$12,631	$6,923	$—	$19,554
D. Greenly	12,573	7,209	—	19,782
D. Nuti	12,887	4,120	—	17,007
G. Brownrigg	9,700	8,769	—	18,469
J. Gaudreault (a)(b)	6,666	7,620	2,097	16,383

(a)	The conversion rate used for amounts included in this table for Mr. Gaudreault was the exchange rate in effect on September 29, 2007: Canadian $1.00 = USD $1.00.
(b)	Mr. Gaudreault does not participate in ATT’s 401(k) plan; however, we do contribute to his RRSP. The RRSP functions much like a 401(k) plan in the form of matching contributions to the plan.
(c)	Mr. Gaudreault’s amount pertains to additional life and disability benefits not provided to other employees.

Pension Benefits Table

NEO	Plan Name	Number of Years of Credited Service (b)	Present Value of Accumulated Benefits (b)	Payments During Fiscal Year 2007
R. Dell	Pension	5.5	$172,123	$—
	SERP	5.5	170,712	—
D. Greenly	Pension	5.5	126,142	—
	SERP	5.5	25,409	—
D. Nuti	Pension	1.3	18,465	—
G. Brownrigg	Pension	2.3	25,482	—
J. Gaudreault (a)	RRSP	—	—	—

(a)	Mr. Gaudreault is not in the pension plan but is in the RRSP in Canada.
(b)	The amounts shown for pension and SERP for number of years of credited service and present value of accumulated benefits are at the pension and SERP valuation date of June 30, 2007.

Potential Payments Upon Termination Table

NEO	Severance (a)	Benefits (a)
R. Dell
Termination without cause	$1,041,667	$15,175
D. Greenly
Termination without cause	297,917	9,163
D. Nuti
Termination without cause	257,895	9,163
G. Brownrigg
Termination without cause	116,667	4,934
J. Gaudreault (b)
Termination without cause	130,034	—

(a)	Mr. Dell’s severance period is 25 months. Mr. Greenly’s and Mr. Nuti’s severance periods are 13 months. Mr. Brownrigg’s and Mr. Gaudreault’s severance periods are 7 months.
(b)	The conversion rate used for amounts included in this table for Mr. Gaudreault was the exchange rate in effect on September 29, 2007: Canadian $1.00 = USD $1.00.

Interaction of Elements of Compensation

Many of the benefits ATT offers are either directly or indirectly impacted by the NEOs level of salary. The annual bonus incentive program is directly tied to the level of the individual’s salary because the payment is based on a percentage of salary. The relative amount of life insurance and disability insurance is a function of the individual’s salary, as is the amount contributed to the individual’s 401(k) account, although that is also a function of the percentage of salary the individual chooses to contribute to the plan and IRS maximum contribution limitations.

Director Compensation

Of the current Board of Directors, only Mr. Dell is a salaried employee of ATT. For fiscal year 2007, all non-employee Board members receive annual compensation of $35,000 and reimbursement of Board-related travel and incidental expenses.

Conclusion

In addition to being consistent and linked to ATT’s performance, our compensation plans are competitive in the marketplace and allow us to attract and retain the best and brightest employees. We also believe the design of our compensation plans and their relative mix successfully motivates our NEOs.

All aspects of compensation are performance driven and align both the short- and long-term interests of employees and stockholders. We will continue to focus on these factors and on maintaining a compensation system that will encourage maximization of long-term value of ATT.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in ATT’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007.

SUBMITTED BY THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS OF CHATT HOLDINGS LLC:

John Castle
Justin Wender
William Pruellage
Ken Roman

Compensation Committee Interlocks and Insider Participation

Other than Messrs. Castle, Wender and Pruellage, there are no compensation committee interlocks (i.e., no executive officer of either the issuer or our parent serves as a member of the board or the compensation committee of another entity which has an executive officer serving on the board of either the issuer or our parent or on the compensation committee thereof).

Employment Agreements

We have employment agreements with Richard Dell, Duane Greenly, David Nuti, Geoff Brownrigg and Jean Gaudreault. The term of each executive’s agreement is three years and will be automatically renewed for consecutive one-year periods, unless within 60 days prior to the expiration of the employment term, either party to the agreement provides notice of its election to terminate the agreement. Currently, Mr. Dell’s annual base salary is $500,000, Mr. Greenly’s is $275,000, Mr. Nuti’s is $238,057, Mr. Brownrigg’s is $200,000 and Mr. Gaudreault’s is CAD$260,068. Their agreements provide that their base salary is subject to increase from time to time, solely at our discretion. During the employment period, each executive is eligible to receive a cash bonus based on the achievement of budgeted performance goals, as well as additional bonuses based on the achievement of performance goals and objectives approved by the buyer parent’s board of directors. Each executive is eligible to receive employee benefits comparable to the benefits provided to our other senior executive officers and to the benefits provided to him or her immediately prior to the date of his or her agreement and will be reimbursed by us for any business expenses reasonably incurred.

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

Subject to certain exceptions, most hourly employees will receive a pension at normal retirement age (which is generally the later of age 65 and the completion of five years of service) equal to the product of his or her years of benefit service and the applicable multiplier, subject to offset in certain instances for payments that are required by law (other than social security payments). The applicable multiplier is generally between $11.00 and $37.50, but will vary depending upon, among other things, the employee’s work location, years of benefit service and the date the employee last worked for ATT. Eligible salaried employees and certain other hourly employees are entitled to a pension at the normal retirement age of 65 equal to 1.20% of average monthly compensation, as defined below, up to the social security integration level times years of benefit service, plus 1.85% of average monthly compensation, in excess of the social security integration level times years of benefit service, up to a total of 30 years of benefit service. ‘‘Average monthly compensation’’ is the highest average monthly salary received in any 60 consecutive months in the last 120 months. ‘‘Compensation’’ includes all wages paid by us, including bonuses, severance pay up to six months, before-tax contributions made to the Ames True Temper, Inc. Retirement Savings and Investment Plan and salary reduction contributions to any Section 125 Plan, but excludes income realized under any incentive plan or stock option plan, severance pay in excess of six months, welfare benefits, accrued vacation for periods in excess of one year, moving expenses, taxable fringe benefits, reimbursements and other expense allowances and deferred compensation. This compensation is comparable to the ‘‘Annual Compensation’’ shown in the Summary Compensation Table. After completing five years of service, an employee whose employment with the participating company has terminated is entitled to a benefit, as of the employee’s normal retirement date, equal to the benefit earned to the date of termination of employment, or an actuarially reduced benefit commencing at any time after age 55 or 60, depending upon the employee’s work location, if the participant is eligible for early retirement under the pension plan. Certain death benefits are available to eligible surviving spouses of participants.

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

	Years of Service
Salary	15 Years	20 Years	25 Years	30 Years	35 Years	40 Years
$125,000	$30,401	$40,534	$50,668	$60,801	$60,801	$60,801
$150,000	$37,338	$49,784	$62,230	$74,676	$74,676	$74,676
$175,000	$44,276	$59,034	$73,793	$88,551	$88,551	$88,551
$200,000	$51,213	$68,284	$85,355	$102,426	$102,426	$102,426
$225,000	$58,151	$77,534	$96,918	$116,301	$116,301	$116,301
$250,000	$65,088	$86,784	$108,480	$130,176	$130,176	$130,176
$300,000	$78,963	$105,284	$131,605	$157,926	$157,926	$157,926
$350,000	$92,838	$123,784	$154,730	$185,676	$185,676	$185,676
$400,000	$106,713	$142,284	$177,855	$213,426	$213,426	$213,426
$450,000	$120,588	$160,784	$200,980	$241,176	$241,176	$241,176
$500,000	$134,463	$179,284	$224,105	$268,926	$268,926	$268,926
$550,000	$148,338	$197,784	$247,230	$296,676	$296,676	$296,676

(1)	At September 29, 2007 Messrs. Dell, Greenly and Reed had 5.50, 5.50 and .92 years of benefit service, respectively.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of our issued and outstanding capital stock is held by our parent. Our parent’s capitalization consists of 1,600,000 shares of Class A Common Stock, $.0001 par value per share, 300,000 shares of Class B Common Stock, $.0001 par value per share and 100,000 shares of Series A Preferred Stock, $.0001 par value per share. Our parent (ATT Holding Co.) is a direct wholly owned subsidiary of buyer (CHATT Holdings Inc.), and buyer is a direct wholly owned subsidiary of buyer parent (CHATT Holdings LLC) and approximately 87% and 13%, respectively, of the equity interests of buyer parent are owned by CHAMES Holdings I LLC and its affiliates (an affiliate of Castle Harlan), and certain members of management.

The following table sets forth information with respect to the beneficial ownership of buyer parent’s equity interests by:

•	each person who is known by us to beneficially own 5% or more of buyer parent’s outstanding equity;

•	each member of buyer parent’s board of directors;

•	each of our executive officers named in the table under Item 11—Executive Compensation; and

•	all members of buyer parent’s board of directors and our executive officers as a group.

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

Name and Address of Beneficial Owner	Number of Class A Units	Percentage of Total Class A Units (%)	Number of Class B Units	Percentage of Total Class B Units (%)
CHAMES Holdings I LLC(1)(2)	961,564	87.03%	961,564	87.03%
John K. Castle(1)(3)	961,564	87.03%	961,564	87.03%
Richard Dell(1)	60,398	5.47%	60,398	5.47%
Duane Greenly(1)	22,706	2.06%	22,706	2.06%
David Nuti	1,000	*	1,000	*
Jean Gaudreault(1)	4,723	*	4,723	*
Geoff Brownrigg(1)	400	*	400	*
Justin B. Wender(1)	0	*	0	*
William M. Pruellage(1)	0	*	0	*
Robert Elman(1)	1,000	*	1,000	*
Edward LeBlanc(1)	500	*	500	*
Kenneth Roman(1)	2,000	*	2,000	*
All directors and executive officers as a group (including those listed above)	1,078,100	97.58%	1,078,100	97.58%

*	Denotes beneficial ownership of less than 1% of the class of units.
(1)	The address for CHP IV and Messrs. Castle, Pruellage and Wender is c/o Castle Harlan, Inc., 150 East 58th Street, New York, New York 10155. The address for Mr. Dell, our other executive officers named in the table and Messrs. Elman, LeBlanc and Roman is 465 Railroad Avenue, Camp Hill, Pennsylvania 17011.
(2)	CHP IV is the direct parent of CHAMES Holdings I LLC and includes units of ownership interests held by related entities and persons, all of which may be deemed to be beneficially owned by CHP IV. CHP IV disclaims beneficial ownership of these units.
(3)	John K. Castle, a member of buyer parent’s board of directors, is the controlling stockholder of Castle Harlan Partners IV, G.P., Inc., the general partner of the general partner of CHP IV, the indirect parent of the buyer parent and as such may be deemed a beneficial owner of the units of the buyer parent owned by CHP IV and its affiliates. Mr. Castle disclaims beneficial ownership of all units in excess of his proportionate partnership share of CHP IV.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement

On June 28, 2004, at the closing of the acquisition, we entered into a management agreement with Castle Harlan, Inc., as manager, under which Castle Harlan provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the buyer parent, the buyer, our parent and us. As compensation for those services, we will pay to Castle Harlan (1) for services rendered during the first year of the term of the agreement, a management fee equal to 1.5% of the aggregate equity contributions made upon closing of the acquisition by CHP IV and its affiliates (including their limited partners), payable on June 28, 2005, (2) for services rendered during the second year of the term of the agreement, a management fee equal to 1.5% of the aggregate equity contributions made on June 28, 2004 by CHP IV and its affiliates (including their limited partners), payable quarterly in advance and (3) for services rendered after the second full year of the agreement, an annual management fee equal to 3.0% of the aggregate equity contributions made on June 28, 2004 by CHP IV and its affiliates (including their limited partners), payable quarterly in advance. Under the management agreement, we will also pay Castle Harlan, for services rendered in connection with the transactions, a one-time transaction fee, payable on June 28, 2004, equal to 3% of the aggregate equity contributions made on June 28, 2004 by CHP IV and its affiliates (including their limited partners). In addition, if at any time after the closing of the acquisition, CHP IV or its affiliates (including their limited partners) make any additional equity contributions to any of us, our parent, the buyer or the buyer parent, we will pay Castle Harlan an annual management fee equal to 3% of each such equity contribution. We will also pay or reimburse Castle Harlan for all out-of-pocket fees and expenses incurred by Castle Harlan and any advisors, consultants, legal counsel and other professionals engaged by Castle Harlan to assist in the provision of services under the management agreement. During fiscal 2007, we recorded expenses of $2,896 related to Castle Harlan’s annual management fee.

The management agreement is for an initial term expiring December 31, 2011 and is subject to renewal for consecutive one-year terms unless terminated by Castle Harlan or us upon 90 days notice prior to the expiration of the initial term or any annual renewal. We also indemnify the manager, its officers, directors and affiliates from any losses or claims suffered by them as a result of services they provide us. Payment of management fees will be subject to restrictions contained in our senior credit facility.

Management Equity

In connection with the acquisition, certain members of management, including our executive officers, made an equity investment in the aggregate amount of approximately $14.0 million in buyer parent, through the exchange of shares of our parent’s capital stock held by management and, in a few cases, certain members of management that did not hold equity in our parent purchased an equity interest in buyer parent for cash. During fiscal 2007, new or promoted members of Ames True Temper management purchased equity units of CHATT Holdings LLC.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors on April 12, 2007, appointed as the Company’s principal accounting firm, the independent registered accounting firm of Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, ‘‘Deloitte & Touche’’) for the fiscal year ended September 29, 2007.

The Audit Committee approves all services rendered to us by Deloitte &Touche and all fees paid to Deloitte &Touche. The Audit Committee requires that management obtain the prior approval of the Audit Committee for all audit and permissible non-audit services to be provided by Deloitte &Touche. The Audit Committee considers and approves anticipated audit and permissible non-audit services to be provided by Deloitte &Touche and during the year and estimated fees. The Audit Committee will not approve non-audit engagements that would violate rules of the Securities and Exchange Commission or impair the independence of Deloitte &Touche.

For the fiscal year ended September 29, 2007, aggregate fees, including expenses billed to us by Deloitte & Touche were as follows:

Fiscal 2007
Audit Fees(1)	$1,088,700
Tax Fees(2)	20,000

(1)	Includes aggregate fees and expenses for professional services performed in conjunction with the audit of our financial statements for the fiscal year ended September 29, 2007 and reviews of interim financial statements for the quarterly periods ended March 31, 2007 and June 30, 2007.
(2)	For fiscal 2007, tax fees consist principally of fees related to tax compliance

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of April 7, 2006, by and among Acorn Products, Inc., Ames True Temper, Inc. and ATTUT Holdings, Inc.	G
3.1	Certificate of Incorporation of Ames True Temper, Inc.	A
3.2	By-laws of Ames True Temper, Inc.	A
3.3	Certificate of Incorporation of ATT Holding Co.	A
3.4	By-laws of ATT Holding Co.	A
4.1	Indenture dated as of June 28, 2004 among Ames True Temper, Inc., as Issuer, ATT Holding Co., as Guarantor and The Bank of New York, as Trustee	A
4.2	Form of 10% Senior Subordinated Notes due 2012 (included in Exhibit 4.1)	A
4.3	Registration Rights Agreement, dated June 28, 2004, among Ames True Temper, Inc., ATT Holding Co. and the Initial Purchasers	A
4.4	Indenture, dated as of January 14, 2005, among Ames True Temper, Inc., as Issuer, ATT Holding Co., as Guarantor and The Bank of New York, as Trustee	C
4.5	Form of Senior Floating Rate Notes due 2012 (included in Exhibit 4.4)	C
4.6	Registration Rights Agreement, dated January 14, 2005, among Ames True Temper, Inc., ATT Holding Co. and the Initial Purchasers	C
10.1	Stock Purchase Agreement, dated as of June 21, 2004, by and among ATT Holding Co., the Warrantholders of ATT Holding Co., Windpoint Investors V, L.P., as Sellers’ Representative, CHATT Holdings LLC, as Buyer Parent, and CHATT Holdings Inc., as Buyer.	B

Exhibit Number	Description
10.2	Credit Agreement, dated as of June 28, 2004, by and among Ames True Temper, Inc., ATT Holding Co., the lenders from time to time party thereto (each a ‘‘Lender’’ and collectively, the ‘‘Lenders’’), Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, General Electric Capital Corporation, as Documentation Agent, Wachovia Bank, National Association, as Syndication Agent and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager	B
10.2.1	Amendment No. 1 to Credit Agreement, dated January 14, 2005, by and among Ames True Temper, Inc., ATT Holding Co., as a guarantor, the banks, financial institutions and other institutional lenders parties to the Credit Agreement dated as of June 28, 2004, and Bank of America, N.A., as administrative agent.	C
10.2.2	Amendment No. 2 to Credit Agreement, dated December 1, 2005, by and among Ames True Temper, Inc., ATT Holding Co., as a guarantor, the banks, financial institutions and other institutional lenders parties to the Credit Agreement dated as of June 28, 2004, and Bank of America, N.A., as administrative agent.	D
10.2.3	Amended and Restated Credit Agreement, dated as of April 7, 2006, among Ames True Temper, Inc., Acorn Products, Inc., UnionTools, Inc., and Ames True Temper Properties, Inc., as borrowers, ATT Holding Co., as a guarantor, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other lenders party thereto.	H
10.3	Security Agreement, dated as of June 28, 2004, made by Ames True Temper, Inc., the other persons listed on the signature pages thereof to Bank of America, N.A., as Collateral Agent	B
10.4	Intellectual Property Security Agreement, dated June 28, 2004, made by the persons listed on the signature pages thereof in favor of Bank of America, N.A., as Collateral Agent	B
10.5	Subsidiary Guaranty, dated as of June 28, 2004, made by the persons listed on the signature pages thereof under the caption ‘‘Subsidiary Guarantor’’ in favor of the Secured Parties	B
10.6	Charge of Shares in respect of the shares of True Temper Limited made on June 28, 2004 between Ames True Temper, Inc. and Bank of America, N.A., as security trustee	B
10.7+	Amended and Restated Employment Agreement, dated June 28, 2004, between Ames True Temper, Inc. and Richard C. Dell	B
10.9+	Amended and Restated Employment Agreement, dated June 28, 2004, between Ames True Temper, Inc. and Duane R. Greenly	B
10.11+	Amended and Restated Employment Agreement, dated June 28, 2004, between Ames True Temper, Inc. and Joseph Wersosky	B
10.12+	Management Agreement, dated June 28, 2004, by and among Castle Harlan, Inc., ATT Holding Co., Ames True Temper, Inc. and CHATT Holdings Inc.	B
10.13+	Amended and Restated Employment Agreement, dated June 28, 2004, between Ames True Temper, Inc. and Jean Gaudreault	F

Exhibit Number	Description
10.14+	Employment Agreement, dated March 28, 2005, between Ames True Temper, Inc. and Geoff Brownrigg	E
10.17+	Amended and Restated Employment Agreement, dated May 5, 2006, between Ames True Temper, Inc. and David M. Nuti.	I
10.18*	Supplemental Indenture, to the Indenture, dated June 28, 2004, by and among Ames True Temper, Inc., ATT Holding Co. and The Bank of New York, as trustee, such Supplemental Indenture dated as of December 17, 2007, and among Ames U.S. Holding Corp, Ames Holdings, Inc., Ames True Temper Properties, Inc., Ames True Temper, Inc., ATT Holding Co. and The Bank of New York, as trustee.
10.19*	Supplemental Indenture to the Indenture, dated January 14, 2005, by and among the Company, ATT Holding Co. and The Bank of New York, as trustee, such Supplemental Indenture dated as of December 17, 2007 and among Ames U.S. Holding Corp., Ames Holdings, Inc., Ames True Temper Properties, Inc. Ames True Temper, Inc., ATT Holding Co. and The Bank of New York, as trustee.
12.1*	Statement Regarding Computation of Ratios
14.1*	Code of Ethics
16.1	Letter of Ernst & Young LLP to the Securities and Exchange Commission dated February 20, 2007	J
21.1*	List of subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002
*	Filed herewith
(A)	Previously filed as an exhibit to the Registrants’ Registration Statement on Form S-4 (Reg. No. 333-118086) filed with the SEC on August 10, 2004.
(B)	Previously filed as an exhibit to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4 (Reg. No. 333-118086) filed with the SEC on October 7, 2004
(C)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 18, 2005
(D)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 7, 2005
(E)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 28, 2005

Exhibit Number	Description
(F)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 22, 2005
(G)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2006
(H)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 14, 2006
(I)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 22, 2006
(J)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 20, 2007

(b)    Reference is made to Item 15(a)(3) above.

(c)    Reference is made to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ames True Temper, Inc.
Date: December 28, 2007	By: /s/ Richard Dell
Richard Dell
Director, President and Chief Executive Officer (Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ Richard Dell	Director, President and Chief Executive Officer (Principal Executive Officer)
Richard Dell Dated: December 28, 2007
/s/ David M. Nuti	Chief Financial Officer (Principal Financial Officer)
David M. Nuti Dated: December 28, 2007

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal years Ended September 29, 2007, September 30, 2006 and October 1, 2005.
(Dollar amounts in thousands)

Account receivable allowances	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other (1)	Balance at end of period
ATT Holding Co.
Fiscal year ended September 29, 2007	$17,491	40,626	(37,844)	344	$20,617
Fiscal year ended September 30, 2006	15,794	42,003	(40,501)	195	17,491
Fiscal year ended October 1, 2005	16,261	32,065	(32,908)	376	15,794

Valuation allowance of deferred tax asset	Balance at beginning of period	Additions	Deductions	Other (1)	Balance at end of period
Fiscal year ended September 29, 2007	$7,548	11,982	—	—	19,530
Fiscal year ended September 30, 2006	2,649	4,509	—	390	7,548
Fiscal year ended October 1, 2005	1,899	750	—	—	2,649

(1)	Primarily the impact of currency changes as well as acquisitions of certain businesses during fiscal year 2006.