Form 10-Q
period 2007-12-29
Ames True Temper, Inc.
filed 2008-02-12
CIK 1297756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 29, 2007

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
(717) 737-1500

Former name, former address and former fiscal year, if changed since last report:

NOT APPLICABLE

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

Yes               No

As of February 12, 2008 the Registrant had 1,000 shares of its common stock, $1.00 par value, outstanding.

ATT HOLDING CO.

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

ATT Holding Co.
Condensed Consolidated Balance Sheets
(In Thousands)

(Unaudited)

	December 29, 2007	September 29, 2007
Assets
Current assets:
Cash and cash equivalents	$7,899	$5,182
Trade receivables, net	59,366	56,306
Inventories	130,385	115,063
Deferred income taxes	1,740	752
Prepaid expenses and other current assets	5,698	5,509
Total current assets	205,088	182,812
Property, plant and equipment, net	63,300	66,055
Intangibles, net	73,150	73,324
Goodwill	59,370	59,320
Other noncurrent assets	10,337	11,274
Total assets	$411,245	$392,785
Liabilities and stockholder’s deficit
Current liabilities:
Trade accounts payable	$44,063	$35,341
Accrued interest payable	9,994	6,254
Accrued expenses and other current liabilities	20,376	23,432
Revolving loan	53,765	42,498
Current portion of long-term debt and capital lease obligations	596	612
Total current liabilities	128,794	108,137
Deferred income taxes	20,127	20,477
Long-term debt	300,516	300,578
Accrued retirement benefits	11,761	10,943
Other liabilities	9,658	6,638
Total liabilities	470,856	446,773
Commitments and contingencies
Stockholder’s deficit:
Preferred stock – Series A, $.0001 per share par value; 100,000 shares authorized; 62,495 shares issued and outstanding as of December 29, 2007 and September 29, 2007 (Liquidation preference of $62,495 at December 29, 2007)	—	—
Common stock – Class A, $.0001 per share par value; 1,600,000 shares authorized; 726,556 shares issued and outstanding as of December 29, 2007 and September 29, 2007	—	—
Common stock – Class B, $.0001 per share par value; 300,000 shares authorized; 267,448 shares issued and outstanding as of December 29, 2007 and September 29, 2007	—	—
Additional paid-in capital	110,500	110,500
Predecessor basis adjustment	(13,539)	(13,539)
Accumulated deficit	(159,495)	(155,707)
Accumulated other comprehensive income	2,923	4,758
Total stockholder’s deficit	(59,611)	(53,988)
Total liabilities and stockholder’s deficit	$411,245	$392,785

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(In Thousands)

(Unaudited)

	Thirteen Week Period Ended
	December 29, 2007	December 30, 2006
Net sales	$98,781	$84,942
Cost of goods sold	73,407	62,615
Gross profit	25,374	22,327
Selling, general and administrative expenses	21,468	20,702
Loss on disposal of fixed assets	286	535
Amortization of intangible assets	342	373
Operating income	3,278	717
Interest expense, net	8,506	8,622
Other (income) expense	(2,290)	129
Loss before income taxes	(2,938)	(8,034)
Income tax expense	850	1,142
Net loss	$(3,788)	$(9,176)

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Cash Flows
(In Thousands)

(Unaudited)

	Thirteen Week Period Ended
	December 29, 2007	December 30, 2006
Operating activities
Net loss	$(3,788)	$(9,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,878	3,890
Amortization of intangible assets	342	373
Amortization of loan fees	560	638
Provision for deferred taxes	(869)	(1,549)
Provision (benefit) for bad debts	210	(319)
Noncash interest expense	24	14
Amortization of bond discount	27	27
Loss on disposal of property, plant and equipment	286	535
Unrealized foreign currency gain on related party note	(2,322)	—
Changes in assets and liabilities:
Accounts receivable	(3,040)	14,624
Inventories	(14,904)	(29,078)
Prepaid expenses and other assets	(417)	336
Accounts payable	8,599	11,188
Accrued expenses and other liabilities	4,025	(1,453)
Net cash used in operating activities	(7,389)	(9,950)
Investing activities
Cash paid for property, plant and equipment	(1,555)	(3,293)
Proceeds from sale of property, plant and equipment	424	164
Net cash used in investing activities	(1,131)	(3,129)
Financing activities
Repayments of long-term debt	(105)	(131)
Borrowings on revolver	35,867	39,640
Repayments on revolver	(24,600)	(26,800)
Net cash provided by financing activities	11,162	12,709
Effect of exchange rate changes on cash	75	(356)
Increase (decrease) in cash and cash equivalents	2,717	(726)
Cash and cash equivalents at beginning of period	5,182	5,638
Cash and cash equivalents at end of period	$7,899	$4,912
Supplemental Cash Flow Information
Cash paid for interest	$4,253	$5,094
Cash paid for income taxes	$48	$1,083
Property, plant and equipment in trade accounts payable at end of period	$273	$1,277

See accompanying notes.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (‘‘US GAAP’’) and the rules of the Securities and Exchange Commission (‘‘SEC’’). In the opinion of management, all adjustments necessary for a fair presentation have been included. All adjustments were comprised of normal recurring adjustments, except as noted in the Notes to Condensed Consolidated Financial Statements. Due to the seasonal nature of our business, the results of operations for the thirteen week period ended December 29, 2007 are not necessarily indicative of results to be expected for the entire fiscal year ending September 27, 2008. Certain information and notes normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These interim financial statements and the related notes contain the accounts of ATT Holding Co. (the ‘‘Company’’) on a consolidated basis and should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007.

The accompanying condensed consolidated financial statements include the accounts of ATT Holding Co. and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

All entities and assets owned by ATT Holding Co. subsequent to June 27, 2004 are referred to collectively as the ‘‘Company.’’ All entities and assets owned by ATT Holding Co. on June 27, 2004 or prior are referred to collectively as the ‘‘Predecessor.’’ ATT Holding Co. is a holding company which has no interest, operations or activities other than through its ownership of 100% of Ames True Temper Inc., (ATT) and ATT’s wholly-owned subsidiaries.

Reclassifications

To maintain consistency with the presentation in the thirteen week period ended December 29, 2007, the Company reclassified the presentation of borrowings and repayments under its revolver from a net basis to a gross basis in the thirteen week period ended December 30, 2006 condensed consolidated statement of cash flows.

2.    Recent Accounting Pronouncements

Adopted

The Company adopted Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’) effective September 30, 2007. See further information in Note 7.

To Be Adopted

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value in US GAAP and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The Company is required to adopt SFAS 157 in the first quarter of fiscal year 2009. In December 2007, a FASB Staff Position (‘‘FSP’’) was proposed to delay the effective dates of SFAS 157 as it relates to all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, or at least annually. The Company is currently evaluating what effect, if any, adoption of SFAS 157 will have on the Company’s consolidated financial statements.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB No. 87, 88, 106, and 132(R) (‘‘SFAS 158’’). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligation that determine its funded status as of the end of the employer’s fiscal year and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the change occurs. The Company adopted the requirement to recognize the funded status of a defined benefit postretirement plan in fiscal 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for the fiscal years ending after December 15, 2008. The Company will adopt this requirement in fiscal 2009.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115’’ (‘‘SFAS 159’’). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS 159 in the first quarter of fiscal 2009. The Company is currently evaluating what effect, if any, adoption of SFAS 159 will have on the consolidated financial statements.

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

SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and early adoption is not permitted. The Company is required to adopt SFAS 141(R) in the first quarter of fiscal 2010. The Company has not yet assessed the impact of adoption, if any, on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51’’ (‘‘SFAS 160’’). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is required to adopt SFAS 160 in the first quarter of fiscal 2010. The Company has not yet assessed the impact of adoption, if any, on its consolidated financial statements.

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

These businesses were acquired to expand the Company’s product lines. The operating results of the acquired companies have been included in the accompanying consolidated statements of operations from the respective dates of acquisition. The acquisitions of Acorn and Hound Dog were accounted for as purchases in accordance with SFAS No. 141, Business Combinations. The financial statements as of September 29, 2007 reflect the final allocation of the purchase price. The Company adjusted inventory by $824 to write up the acquired inventory to its estimated selling price less the costs of disposal and profit allowance for the selling effort of the Company. This resulted in an increase in cost of goods sold of $824 during fiscal year 2006. This amount represents the manufacturing profits acquired. The Hound Dog acquisition was subject to purchase price adjustments that were contingent upon the achievement of certain financial goals. During fiscal 2007, the Company made a $602 contingent payment that was added to the cost of the acquisition in excess of the fair value of the net assets acquired and reduced the acquisition cost by $231 due to the reduction of certain estimates related to legal and employee retention expenses. Goodwill resulting from the Acorn transaction is not deductible for income tax purposes. The following represents the final allocation of purchase price for the Acorn and Hound Dog acquisitions:

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

The transaction was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations, and EITF Issue 88-16, Basis in Leveraged Buyout Transactions. As such, the acquired assets and assumed liabilities have been recorded at fair market value for the interests acquired and preliminary estimates of assumed liabilities by new investors and at the carryover basis for continuing investors. The acquired assets and assumed liabilities were assigned new book values in the same proportion as the residual interests of the continuing investors and the new interests acquired by the new investors. Under EITF 88-16, the Company was revalued at the merger date to the fair value to the extent of the majority stockholder’s 87.35% controlling interest in the Company. The remaining 12.65% is accounted for at the continuing stockholders’ carryover basis in the Company. The excess of the purchase price over the historical basis of the net assets acquired has been applied to adjust net assets to their fair values to the extent of the majority stockholder’s 87.35% ownership. Goodwill resulting from this transaction is not deductible for income tax purposes. Goodwill resulting from the acquisitions made by Predecessor is expected to be deductible for income tax purposes.

4.    Restructuring

Restructuring Related to Acquisition of Predecessor

In connection with the acquisition of the Predecessor on June 28, 2004, the Company began to assess and formulate an exit and restructuring plan that includes reductions of workforce, facility closures and changes in business strategies. The Company’s plan met the conditions of EITF 95-3. This exit and restructuring plan is intended to increase operating efficiencies. At June 28, 2004, the Company recorded a liability of $4,782 related to the reductions of workforce and facility closures and $4,795 related to changes in business strategies for a product line. Adjustments have been made to these reserves as the cost estimates are refined and finalized. The Company expects to complete the implementation of these plans in fiscal year 2008. During the thirteen week period ended December 29, 2007, the Company reduced the restructuring reserve based on payments that were related to materials under a purchase commitment associated with a change in business strategy for a product line.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

At December 29, 2007, the remaining restructuring reserves of $590 were included in accrued expenses and other current liabilities and related to portions of the exit plans that are not yet complete. Changes to the restructuring reserves are as follows:

Balance as of September 29, 2007	$1,612
Accretion of Interest	24
Purchase Accounting Adjustments	(279)
Payments	(767)
Balance as of December 29, 2007	$590

Restructuring Related to Acquisition of Acorn

At date of acquisition, the Company recorded a reserve of $1,547 associated with certain facility closures and reductions in workforce as part of a facility consolidation plan. The Company appropriately met the conditions as outlined in EITF 95-3 to record such charges as liabilities in a purchase accounting combination. This plan was executed beginning in the third quarter of fiscal 2006 and was completed during the quarter ended December 29, 2007. The balance of the restructuring reserve at December 29, 2007 is $0.

Balance as of September 29, 2007	$78
Payments	(78)
Balance as of December 29, 2007	$—

5.    Inventories

Inventories are as follows:

	December 29, 2007	September 29, 2007
Finished goods	$81,219	$68,081
Work in process	16,627	17,599
Raw materials	32,539	29,383
	$130,385	$115,063

6.    Goodwill and Other Intangibles

The changes in carrying amount of goodwill for the thirteen week period ended December 29, 2007 are as follows:

	United States	Canada	Total
Goodwill at September 29, 2007	$44,156	$15,164	$59,320
Revision of purchase price allocation	(279)	—	(279)
Currency translation adjustments	—	359	359
Other	(30)	—	(30)
Goodwill at December 29, 2007	$43,847	$15,523	$59,370

There was a revision to goodwill during the thirteen weeks ended December 29, 2007, as a result of the refinement of the cost estimates relating to the restructuring reserve for the Predecessor acquisition and the impact of foreign currency exchange rates.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

The following table reflects the components of intangible assets other than goodwill:

	December 29, 2007	September 29, 2007
Finite lived intangible assets:
Technology (patents)	$1,356	$1,356
Non-compete agreements	976	976
Customer relationships	11,827	11,800
	14,159	14,132
Accumulated amortization:
Technology (patents)	(973)	(932)
Non-compete agreements	(928)	(923)
Customer relationships	(4,003)	(3,707)
	(5,904)	(5,562)
Net finite lived intangible assets	8,255	8,570
Indefinite lived intangible assets:
Trade names	64,895	64,754
Total Intangibles, net	$73,150	$73,324

The cost of intangible assets other than goodwill, including primarily customer and vendor relationships, covenants not to compete and employment agreements is amortized on a straight-line basis over the estimated lives of 3 to 19 years. Amortization of other intangibles amounted to $342 for the thirteen weeks ended December 29, 2007. The estimated aggregate amortization expense for each of the succeeding periods is as follows: $1,003 for the remainder of fiscal 2008; $1,221 in fiscal 2009; $1,211 in fiscal 2010; $1,200 in fiscal 2011; $1,180 in fiscal 2012 and $2,440 thereafter.

7.    Income Taxes

The Company determines its income tax provision for each jurisdiction in which it operates. This determination includes making an estimate of the Company’s current income tax payable, effects of temporary differences, net operating loss and credit carryforwards and the need for valuation allowances for deferred tax assets. In assessing whether or not deferred tax assets will be realized, the Company considers whether it is ‘‘more likely than not’’ that some portion or all of its deferred tax assets will not be realized. In making this assessment, historical operating losses, scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies are considered.

As a result of the history of losses that the Company has incurred in recent years in the U.S., substantially all of the U.S. domestic deferred tax assets, including tax loss carryforwards, net of certain deferred tax liabilities, have been offset with a valuation allowance. The Company expects to maintain a valuation allowance on these deferred tax assets until it can sustain a sufficient level of profits in the applicable tax jurisdictions that will demonstrate the ability to realize these net deferred tax assets at a more likely than not level.

Income tax expense for the thirteen week period ended December 29, 2007 represents primarily taxes payable for certain foreign jurisdictions where the Company has taxable income, recognition of additional valuation allowances, a reduction in deferred tax liabilities as the result of a change in tax rates in Canada and accrual of interest on tax contingencies.

On September 30, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (‘‘FIN 48’’).

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

The provisions of FIN 48 provide recognition criteria and a related measurement model for tax positions taken or to be taken in income tax returns. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in the measurement of current and deferred income taxes. Tax positions are recognized only when it is more likely than not (a likelihood of greater than 50%), based on the technical merits, that the position will be sustained upon examination. A probability approach is used in the measurement of the tax position which is the largest amount of the tax benefit that is considered to have a greater than 50% likelihood of being realized upon settlement.

As of September 30, 2007, the total amount of unrecognized tax benefits upon adoption of FIN 48 by the Company was approximately $1,400, of which substantially all had been previously recognized. As a result of the adoption of FIN 48, the Company did not recognize any change in its total liability for uncertain tax positions.

Substantially all of the balance of the $1,400 in unrecognized tax benefits at the date of adoption, if recognized, would impact the effective tax rate. The Company does not believe that its unrecognized tax benefits will materially change in the next twelve months due to anticipated expiration of statutes of limitations or other events.

The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. There was $287 of interest and $107 of penalties accrued at the date of adoption of FIN 48. For the quarter ended December 29, 2007 there was no material change to the unrecognized tax benefits other than the accrual of additional interest in the amount of $27.

The Company is subject to income taxation in the United States, various states and certain foreign jurisdictions, primarily Canada, Ireland and Mexico. The Company is no longer subject to open tax years for any of these jurisdictions before 2004.

8.    Debt Arrangements

Senior Subordinated Notes

On June 28, 2004, ATT completed a private offering of $150,000 in aggregate principal amount at maturity of 10% Senior Subordinated Notes due July 15, 2012. The Senior Subordinated Notes are fully and unconditionally guaranteed by the Company and all of the Company’s domestic subsidiaries on a senior subordinated basis. On August 10, 2004, we filed a registration statement with respect to new notes having substantially identical terms as the original notes, as part of an offer to exchange registered notes for the privately issued original Senior Subordinated Notes. The new notes evidence the same debt as the original Senior Subordinated Notes, are entitled to the benefits of the indenture governing the original Senior Subordinated Notes and are treated under the indenture as a single class with the original notes. The exchange offer was completed on November 24, 2004. The Company pays interest on the new Senior Subordinated Notes semi-annually in cash, in arrears, on January 15 and July 15 at an annual rate of 10.0%.

The new Senior Subordinated Notes are unsecured senior subordinated obligations and rank behind all of our existing and future senior debt, including borrowings under the Amended and Restated Senior Secured Credit Agreement, equally with any of our future senior subordinated debt, ahead of any of our future debt that expressly provides for subordination to the new Senior Subordinated Notes and effectively behind all of the existing and future liabilities of our subsidiaries, including trade payables. The Company and all of the Company’s domestic subsidiaries also guarantee the new Senior Subordinated Notes on a senior subordinated basis. The guarantee of the Company ranks behind all existing and future senior debt of the Company, including the guarantee of the

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

Amended and Restated Senior Secured Credit Facility and the Senior Floating Rate Notes, equal to all future senior subordinated indebtedness and ahead of all future debt that expressly provides that it is subordinated to the guarantee.

The indenture governing new Senior Subordinated Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting the Company’s ability and the ability of the Company’s restricted subsidiaries to borrow money, guarantee debt or sell preferred stock, create liens, pay dividends on or redeem or repurchase stock, make certain investments, sell stock in the Company’s restricted subsidiaries, restrict dividends or other payments from restricted subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The indenture governing the new Senior Subordinated Notes also contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; violations of certain covenants; certain bankruptcy-related events; invalidity of liens; non-payment of certain legal judgments; and cross defaults with certain other indebtedness. We may redeem the Senior Subordinated Notes on or after July 15, 2008. We are required to redeem the new Senior Subordinated Notes under certain circumstances involving changes of control. At December 29, 2007, the Company was in compliance with all financial covenants.

Senior Floating Rate Notes

On January 14, 2005, ATT completed the offering of $150,000 Senior Floating Rate Notes due 2012. The Senior Floating Rate Notes, issued at a 0.5% discount, bear interest at a floating rate per annum, reset quarterly, equal to LIBOR (London Interbank Offered Rate) plus 4.00%, which was 9.24% at December 29, 2007. On March 25, 2005 ATT filed a registration statement with respect to new notes having substantially identical terms as the original notes, as part of an offer to exchange registered notes for the privately issued original Senior Floating Rate Notes. The new notes evidence the same debt as the original Senior Floating Rate Notes, are entitled to the benefits of the indenture governing the original Senior Floating Rate Notes and are treated under the indenture as a single class with the original notes. The exchange offer was completed on May 23, 2005. The Senior Floating Rate Notes pay interest quarterly in cash in arrears on January 15, April 15, July 15 and October 15 of each year. The Senior Floating Rate Notes mature on January 15, 2012, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the Indenture.

The Senior Floating Rate Notes are unsecured, unsubordinated obligations of ATT. The Company and all of the Company’s domestic subsidiaries guarantee the Senior Floating Rate Notes. They are effectively subordinated to all existing and future secured debt, to the extent of the assets securing such debt, including borrowings under the Amended and Restated Senior Secured Credit Agreement, pari passu with all future senior unsecured indebtedness, senior in right of payment to all existing and future senior subordinated debt, including the Senior Subordinated Notes, and effectively behind all of the existing and future liabilities of ATT’s subsidiaries, including trade payables.

The indenture governing new Senior Floating Rate Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting the Company’s ability and the ability of the Company’s restricted subsidiaries to borrow money, guarantee debt or sell preferred stock, create liens, pay dividends on or redeem or repurchase stock, make certain investments, sell stock in the Company’s restricted subsidiaries, restrict dividends or other payments from restricted subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The indenture governing the Senior Floating Rate Notes also contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; failure to perform or observe certain covenants; inaccuracy of representations and warranties in any material respect, cross defaults with certain other indebtedness, certain bankruptcy related events, monetary judgment defaults and material non-monetary judgment

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

defaults, ERISA (Employee Retirement Income Security Act) defaults and change of control. ATT can redeem the Senior Floating Rate Notes, in whole or in part, at any time on or after January 15, 2007. In addition, ATT is required to redeem the Senior Floating Rate Notes under certain circumstances involving changes of control. As of December 29, 2007, the ATT has not redeemed any of the Notes. At December 29, 2007, the Company was in compliance with all financial covenants.

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

The Company has accounted for the interest rate swaps in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, ‘‘SFAS 133’’).  SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities.  SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company has accounted for the swaps as cash flow hedges. As of December 29, 2007, the interest rate swaps were recorded as a liability of $628. For the thirteen-week period ended December 29, 2007, the change in fair value was recognized as a reduction of other comprehensive income of $766, net of deferred taxes of $470.

Term Note

On July 19, 2005, ATT entered into a $2,700 Term Note, Loan and Security Agreement and Subordination Agreement with a Lender. This note is payable in monthly installments over five years. The interest rate per annum is equal to 2.5% and secured by certain collateral, which was agreed to by the Administrative Agent of the Amended and Restated Senior Secured Credit Facility. Under the terms of this note, ATT is required to create 108 jobs at the new manufacturing facility in Pennsylvania within three years of the completion of the facility. The Term Note contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation: nonpayment of principal, interest, fees and failure to perform or observe certain covenants. As of December 29, 2007, ATT was in compliance with these covenants.

Amended and Restated Senior Secured Credit Agreement

On April 7, 2006, in conjunction with the acquisition of Acorn, ATT entered into an Amended and Restated Senior Secured Credit Agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Acorn, Union, and Ames True Temper Properties, Inc. (‘‘ATTP’’); together with ATT (the ‘‘Borrowers’’), the Company, as guarantor, and each lender from time to time thereto (the ‘‘Credit Agreement’’). The Credit Agreement amends and restates ATT’s

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

existing credit facility with, among others, Bank of America, N.A. Pursuant to the Credit Agreement, the lenders made available a five-year revolving credit facility of up to $130,000 in order to finance the acquisition of Acorn, pay fees and expenses associated with the acquisition, repay outstanding debt and provide for ongoing working capital. ATT’s obligations under the Credit Agreement are guaranteed by ATT Holding Co. The credit facility is collateralized by substantially all of the assets of ATT and ATTP.

The Credit Agreement contains various affirmative and negative covenants customary for similar credit facilities (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions (with exceptions) on: liens; debt; loans, acquisitions, joint ventures and other investments; mergers and consolidations, sales, transfers and other dispositions of property or assets; dividends, distributions, redemptions and other restricted payments; changes in the nature of the Company’s business; transactions with affiliates; and prepayment, redemption or repurchase of certain debt. In addition, the Credit Agreement and term note require that the Company meet certain financial covenants. Capital expenditures are subject to fiscal year limitations of $15,000. In the event the Company triggers Cash Dominion as defined in the Credit Agreement, the Company is required to maintain a minimum consolidated earnings before interest, income taxes, depreciation and amortization modified by certain adjustments as defined in the Credit Agreement of $41,000 for any period of four quarters ending on the last day of any fiscal quarter. As of December 29, 2007, the Company was in compliance with all applicable debt covenants.

Borrowings outstanding under the revolving credit facility as of December 29, 2007 and September 29, 2007 were $53,765 and $42,498, respectively. The Company had letters of credit outstanding totaling $3,882 as of December 29, 2007 and September 29, 2007. The total amount available under the revolving credit facility at December 29, 2007 was $37,375. The interest rate for base rate loans under the revolving credit facility is calculated as the higher of 1) the prevailing Federal Funds rate plus 50 basis points or 2) the administrative agent’s prime interest rate plus an applicable rate determined by the Company’s consolidated leverage ratio as defined in the Credit Agreement. The interest rate for base rate loans under the revolving credit facility was 8.75% at December 29, 2007.

Total indebtedness is as follows:

	December 29, 2007	September 29, 2007
Revolving loan facility dated 4/7/06, expires 2011	$53,765	$42,498
Term Note due 2010	1,486	1,575
Capital lease obligations	55	71
Senior Floating Rate Notes due 2012, net of unamortized discount of $429 and $456, respectively	149,571	149,544
10% Senior Subordinated Notes due 2012	150,000	150,000
Total debt	354,877	343,688
Less short-term revolving loan facilities	(53,765)	(42,498)
Less current portion of capital lease obligation	(55)	(71)
Current portion of long-term debt	(541)	(541)
Long-term debt	$300,516	$300,578

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

9.    Pension and Other Post-retirement Benefits

	Pension Benefits		Other Benefits
	Thirteen Week Period Ended		Thirteen Week Period Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Service Cost	$762	$796	$—	$—
Interest Cost	2,268	2,138	23	27
Expected return on plan assets	(2,625)	(2,894)	—	—
Amortization of prior service cost	6	—	—	—
Amortization of unrecognized net loss	(5)	(12)	(29)	(28)
Net periodic benefit cost	$406	$28	$(6)	$(1)

Employer Contributions

During the thirteen week periods ended December 29, 2007 and December 30, 2006, the Company contributed $60 and $275, respectively, to its defined benefit pension plans.

During the thirteen week periods ended December 29, 2007 and December 30, 2006, the Company made no contributions to its post-retirement benefit plans.

On December 31, 2006, the Union pension and other benefit plans were merged into the ATT’s pension and other benefit plans.

10.    Other Comprehensive Loss

	Thirteen Week Period Ended
	December 29, 2007	December 30, 2006
Net loss	$(3,788)	$(9,176)
Other comprehensive (loss) income:
Currency translation adjustment	(1,069)	(1,587)
Fair value adjustments of swaps, net of tax	(766)	(64)
Comprehensive loss	$(5,623)	$(10,827)

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

11.    Segment Information

During the first quarter, the Company changed its organizational structure resulting in new chief operating decision makers. As a result, the Company has three operating segments, comprised of, the United States, Canada and Other. All of the Company’s revenues represent sales of similar products. All intercompany amounts are eliminated in the eliminations column. The Company has revised its segment disclosures for the thirteen week period ended December 30, 2006 for this organizational change. Segment information for the thirteen week periods ended December 29, 2007 and December 30, 2006, representing the reportable segments currently utilized by the chief operating decision maker was as follows:

	Thirteen Week Period Ended
	December 29, 2007
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$76,112	$23,000	$2,448	$(2,779)	$98,781
Operating income (loss)	395	3,012	24	(153)	3,278
Interest expense, net					8,506
Other income					(2,290)
Loss before income taxes					$(2,938)
Total assets, as of December 29, 2007	$286,722	$117,204	$7,319		$411,245

	Thirteen Week Period Ended
	December 30, 2006
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$70,227	$14,895	$2,465	$(2,645)	$84,942
Operating (loss) income	(190)	1,187	16	(296)	717
Interest expense, net					8,622
Other expense					129
Loss before income taxes					$(8,034)
Total assets, as of September 29, 2007	$321,415	$64,250	$7,120		$392,785

12.    Other (Income) Expense

Other (income) expense consists of the following:

	Thirteen Week Period Ended
	December 29, 2007	December 30, 2006
Foreign exchange (gain) loss	$(2,329)	$34
Other	39	95
Total	$(2,290)	$129

On September 1, 2007, the Company entered into an intercompany financing arrangement whereby one of the Company’s Canadian subsidiaries issued a U. S. dollar denominated intercompany note. The intercompany note is not long-term in nature. As a result, the impact of exchange rate changes on the principal and interest of the note was recorded as an unrealized gain in the condensed consolidated statements of operations. For the thirteen week period ended December 29, 2007 this unrealized gain was $2,291.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

13.    Condensed Guarantor Data

On December 17, 2007, as a result of certain corporate restructuring activities, ATT entered into supplemental indenture agreements with respect to ATT’s $150,000 Senior Subordinated Notes and $150,000 Senior Floating Rate Notes (collectively, the ‘‘Notes’’) to include certain domestic subsidiaries as guarantors. The Notes are fully and unconditionally and jointly and severally guaranteed by ATT Holding Co. and certain of its directly or indirectly wholly-owned subsidiaries, namely, Ames True Temper Properties, Inc., Ames Holdings, Inc. and Ames U.S. Holding Corp., (collectively the ‘‘Subsidiary Guarantors’’). ATT Holding Co. is a holding company which has no interest, operations or activities other than through its ownership of 100% of ATT and ATT’s wholly-owned subsidiaries. The Notes are not guaranteed by any of ATT Holding Co.’s other directly and indirectly wholly-owned subsidiaries.

The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of December 29, 2007 and September 29, 2007 and the related condensed consolidating statements of operations and condensed consolidating statements of cash flows for the thirteen week periods ended December 29, 2007 and December 30, 2006 for ATT Holding Co. on a parent only basis, with its investment in subsidiary recorded under the equity method, the issuer (Ames True Temper Inc.) as a wholly-owned subsidiary, on a parent only basis, with its investments in subsidiaries recorded under the equity method, the Subsidiary Guarantors on a combined basis, the subsidiary non-guarantors on a combined basis and the Company on a consolidated basis.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

ATT Holding Co.
Condensed Consolidating Balance Sheet
As of December 29, 2007

	ATT Holding Co.	Ames True Temper Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$179	$5	$7,715	$—	$7,899
Trade receivables, net	—	44,209	—	15,157	—	59,366
Inventories	—	112,883	—	17,502	—	130,385
Deferred income taxes	—	1,740	—	—	—	1,740
Prepaid expenses and other current assets	—	4,600	1	1,097	—	5,698
Total current assets	—	163,611	6	41,471	—	205,088
Property, plant and equipment, net	—	49,143	—	14,157	—	63,300
Intangibles, net	—	10,949	54,382	7,819	—	73,150
Goodwill	—	43,847	—	15,523	—	59,370
Intercompany receivable	—	38,817	200,986	—	(239,803)	—
Investment in subsidiaries	—	204,000	57,215	148,274	(409,489)	—
Other noncurrent assets	—	9,870	—	467	—	10,337
Total assets	$—	$520,237	$312,589	$227,711	$(649,292)	$411,245
Liabilities and stockholder’s deficit
Current liabilities:
Trade accounts payable	$—	$36,688	$36	$7,339	$—	$44,063
Accrued interest payable	—	9,994	—	—	—	9,994
Accrued expenses and other current liabilities	—	18,658	—	1,718	—	20,376
Revolving loan	—	53,765	—	—	—	53,765
Current portion of long-term debt and capital lease obligations	—	596	—	—	—	596
Total current liabilities	—	119,701	36	9,057	—	128,794
Deferred income taxes	—	11,090	—	9,037	—	20,127
Long-term debt	—	300,516	—	—	—	300,516
Accrued retirement benefits	—	11,761	—	—	—	11,761
Other liabilities	—	9,658	—	—	—	9,658
Intercompany payable	—	127,122	—	112,681	(239,803)	—
Cumulative losses in subsidiaries	59,611	—	—	—	(59,611)	—
Total liabilities	59,611	579,848	36	130,775	(299,414)	470,856
Commitments and contingencies
Stockholder’s deficit:
Preferred stock – Series A	—	—	118,356	58,251	(176,607)	—
Common stock – Class A	—	—	—	—	—	—
Common stock – Class B	—	—	—	—	—	—
Additional paid-in capital	110,500	110,500	154,502	—	(265,002)	110,500
Predecessor basis adjustment	(13,539)	(13,539)	—	—	13,539	(13,539)
Accumulated deficit	(159,495)	(159,495)	31,924	30,082	97,489	(159,495)
Accumulated other comprehensive income	2,923	2,923	7,771	8,603	(19,297)	2,923
Total stockholder’s deficit	(59,611)	(59,611)	312,553	96,936	(349,878)	(59,611)
Total liabilities and stockholder’s deficit	$—	$520,237	$312,589	$227,711	$(649,292)	$411,245

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

ATT Holding Co.
Condensed Consolidating Balance Sheet
As of September 29, 2007

	ATT Holding Co.	Ames True Temper Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$276	$5	$4,901	$—	$5,182
Trade receivables, net	—	45,517	—	10,789	—	56,306
Inventories	—	96,580	—	18,483	—	115,063
Deferred income taxes	—	752	—	—	—	752
Prepaid expenses and other current assets	—	4,388	—	1,121	—	5,509
Total current assets	—	147,513	5	35,294	—	182,812
Property, plant and equipment, net	—	51,641	—	14,414	—	66,055
Intangibles, net	—	11,244	54,383	7,697	—	73,324
Goodwill	—	44,156	—	15,164	—	59,320
Intercompany receivable	—	35,102	200,974	1,730	(237,806)	—
Investment in subsidiaries	—	199,518	56,681	145,910	(402,109)	—
Other noncurrent assets	—	10,783	—	491	—	11,274
Total assets	$—	$499,957	$312,043	$220,700	$(639,915)	$392,785
Liabilities and stockholder’s deficit
Current liabilities:
Trade accounts payable	$—	$29,466	$157	$5,718	$—	$35,341
Accrued interest payable	—	6,254	—	—	—	6,254
Accrued expenses and other current liabilities	—	18,154	—	5,278	—	23,432
Revolving loan	—	42,498	—	—	—	42,498
Current portion of long-term debt and capital lease obligations	—	612	—	—	—	612
Total current liabilities	—	96,984	157	10,996	—	108,137
Deferred income taxes	—	15,512	—	4,965	—	20,477
Long-term debt	—	300,578	—	—	—	300,578
Accrued retirement benefits	—	10,943	—	—	—	10,943
Other liabilities	—	6,638	—	—	—	6,638
Intercompany payable	—	123,290	3,800	110,716	(237,806)	—
Cumulative losses in subsidiaries	53,988	—	—	—	(53,988)	—
Total liabilities	53,988	553,945	3,957	126,677	(291,794)	446,773
Commitments and contingencies
Stockholder’s deficit:
Preferred stock – Series A	—	—	—	—	—	—
Common stock – Class A	—	—	118,356	58,251	(176,607)	—
Common stock – Class B	—	—	—	—	—	—
Additional paid-in capital	110,500	110,500	154,502	—	(265,002)	110,500
Predecessor basis adjustment	(13,539)	(13,539)	—	—	13,539	(13,539)
Accumulated deficit	(155,707)	(155,707)	26,277	26,065	103,365	(155,707)
Accumulated other comprehensive income	4,758	4,758	8,951	9,707	(23,416)	4,758
Total stockholder’s deficit	(53,988)	(53,988)	308,086	94,023	(348,121)	(53,988)
Total liabilities and stockholder’s deficit	$—	$499,957	$312,043	$220,700	$(639,915)	$392,785

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

ATT Holding Co.
Condensed Consolidating Statement of Operations
For the Thirteen Week Period Ended December 29, 2007

	ATT Holding Co.	Ames True Temper Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$76,112	$—	$24,494	$(1,825)	$98,781
Cost of goods sold	—	58,961	—	16,271	(1,825)	73,407
Gross profit	—	17,151	—	8,223	—	25,374
Selling, general and administrative expenses	—	16,209	25	5,234	—	21,468
Loss on disposal of fixed assets	—	286	—	—	—	286
Amortization of intangible assets	—	295	—	47	—	342
Operating income (loss)	—	361	(25)	2,942	—	3,278
Interest expense (income), net	—	10,542	(4,374)	2,338	—	8,506
Other expense (income) expense	—	1,229	(1,649)	(1,870)	—	(2,290)
(Loss) income before income taxes	—	(11,410)	5,998	2,474	—	(2,938)
Income tax (benefit) expense	—	(2,069)	2,099	820	—	850
Equity in (loss) earnings of subsidiaries	(3,788)	5,553	1,748	2,363	(5,876)	—
Net (loss) income	$(3,788)	$(3,788)	$5,647	$4,017	$(5,876)	$(3,788)

ATT Holding Co.
Condensed Consolidating Statement of Operations
For the Thirteen Week Period Ended December 30, 2006

	ATT Holding Co.	Ames True Temper Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$70,061	$—	$16,330	$(1,449)	$84,942
Cost of goods sold	—	52,959	—	11,105	(1,449)	62,615
Gross profit	—	17,102	—	5,225	—	22,327
Selling, general and administrative expenses	—	16,580	—	4,122	—	20,702
Loss on disposal of fixed assets	—	535	—	—	—	535
Amortization of intangible assets	—	266	67	40	—	373
Operating (loss) income	—	(279)	(67)	1,063	—	717
Interest expense (income), net	—	10,405	(1,775)	(8)	—	8,622
Other expense (income)	—	855	(1,127)	401	—	129
(Loss) income before income taxes	—	(11,539)	2,835	670	—	(8,034)
Income tax (benefit) expense	—	(100)	992	250	—	1,142
Equity in (loss) earnings of subsidiaries	(9,176)	2,263	—	—	6,913	—
Net (loss) income	$(9,176)	$(9,176)	$1,843	$420	$6,913	$(9,176)

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

ATT Holding Co.
Condensed Consolidating Statement of Cash Flows
For the Thirteen Week Period Ended December 29, 2007

	ATT Holding Co.	Ames True Temper Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Operating activities
Net (loss) income	$(3,788)	$(3,788)	$5,647	$4,017	$(5,876)	$(3,788)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	—	3,208	—	670	—	3,878
Equity in earnings (loss) of subsidiaries	3,788	(5,553)	(1,748)	(2,363)	5,876	—
Provision for deferred taxes	—	(4,856)	—	3,987	—	(869)
Other, net	—	1,401	—	48	—	1,449
Unrealized foreign currency gain on related party note	—	—	—	(2,322)	—	(2,322)
Changes in assets and liabilities:
Accounts Receivable	—	1,098	—	(4,138)	—	(3,040)
Inventory	—	(16,302)	—	1,398	—	(14,904)
Prepaid expenses and other current assets	—	(466)	—	49	—	(417)
Accounts Payable	—	7,222	(121)	1,498	—	8,599
Intercompany accounts	—	118	(3,812	3,694	—	—
Accrued expense and other liabilities	—	7,705	—	(3,680)	—	4,025
Net cash (used in) provided by operating activities	—	(10,213)	(34)	2,,858	—	(7,389)
Investing activities
Cash paid for property, plant and equipment	—	(1,470)	—	(85)	—	(1,555)
Proceeds from sale of property, plant and equipment	—	424	—	—	—	424
Net cash used in investing activities	—	(1,046)	—	(85)	—	(1,131)
Financing activities
Repayments of long-term debt	—	(105)	—	—	—	(105)
Borrowings on revolver	—	35,867	—	—	—	35,867
Repayments on revolver	—	(24,600)	—	—	—	(24,600)
Net cash provided by financing activities	—	11,162	—	—	—	11,162
Effect of exchange rate changes on cash	—	—	34	41	—	75
(Decrease) increase in cash and cash equivalents	—	(97)	—	2,814	—	2,717
Cash and cash equivalents at beginning of period	—	276	5	4,901	—	5,182
Cash and cash equivalents at end of period	$—	$179	$5	$7,715	$—	$7,899

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

ATT Holding Co.
Condensed Consolidating Statement of Cash Flows
For the Thirteen Week Period Ended December 30, 2006

	ATT Holding Co.	Ames True Temper Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Operating activities
Net (loss) income	$(9,176)	$(9,176)	$1,843	$420	$6,913	$(9,176)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	—	3,276	—	614	—	3,890
Equity in earnings (loss) of subsidiaries	9,176	(2,263)	—	—	(6,913)	—
Provision for deferred taxes	—	(3,669)	—	2,120	—	(1,549)
Other, net	—	1,329	67	(128)	—	1,268
Changes in assets and liabilities:
Accounts Receivable	—	11,842	—	2,782	—	14,624
Inventory	—	(28,642)	—	(436)	—	(29,078)
Prepaid expenses and other current assets	—	346	—	(10)	—	336
Accounts Payable	—	11,477	13	(302)	—	11,188
Intercompany accounts	—	2,649	(1,924)	(725)	—	—
Accrued expense and other liabilities	—	1,934	—	(3,387)	—	(1,453)
Net cash (used in) provided by operating activities	—	(10,897)	(1)	948	—	(9,950)
Investing activities
Cash paid for property, plant and equipment	—	(2,175)	—	(1,118)	—	(3,293)
Proceeds from sale of property, plant and equipment	—	162	—	2	—	164
Net cash used in investing activities	—	(2,013)	—	(1,116)		(3,129)
Financing activities
Repayments of long-term debt	—	(131)	—	—	—	(131)
Borrowings on revolver	—	39,640	—	—	—	39,640
Repayments on revolver	—	(26,800)	—	—	—	(26,800)
Net cash provided by financing activities	—	12,709	—	—	—	12,709
Effect of exchange rate changes on cash	—	—	—	(356)	—	(356)
Decrease in cash and cash equivalents	—	(201)	(1)	(524)	—	(726)
Cash and cash equivalents at beginning of period	—	1,018	6	4,614	—	5,638
Cash and cash equivalents at end of period	$—	$817	$5	$4,090	$—	$4,912

14.    Related Party Transactions

The Company is party to a management agreement with Castle Harlan, Inc., an affiliate of a shareholder, under which Castle Harlan, Inc. provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Company. The Company recorded expenses of $771 for the thirteen week period ended December 29, 2007, related to the annual management fees which are included in selling, general and administrative expenses. The expense for the thirteen week period ended December 30, 2006 was $724. The management fees are payable quarterly in advance in accordance with the management agreement. The Company had amounts payable to Castle Harlan, Inc. at December 29, 2007 and September 29, 2007, of $47 and $42, respectively, which are included in trade accounts payable.

On June 28, 2004, certain management employees of ATT and affiliates became eligible to purchase Class B units of CHATT Holdings LLC at fair market value. These units vest based on three

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

criteria: (1) time vesting based on a five year term, (2) performance vesting based on the results of ATT and (3) vesting based upon a targeted rate of return upon a change of control. There are certain acceleration clauses in the event of a change of control. As of December 29, 2007 and September 29, 2007, there were 155,033 and 156,535 units, respectively, issued to management and members of the CHATT Holdings LLC Board of Directors that are not employees of ATT or Castle Harlan, Inc. Additionally, an affiliate of Castle Harlan holds 41,444 and 39,485 units at December 29, 2007 and September 27, 2007, respectively. These units may not be sold, pledged or otherwise transferred except in compliance with applicable securities laws. Additional restrictions and limitations are set forth in the agreement.

15.    Commitments and Contingencies

Management continually evaluates the Company’s contingencies, including various lawsuits and claims which arise in the normal course of business, product and general liabilities, worker’s compensation, property losses and other fiduciary liabilities for which the Company is self-insured or retains a high exposure limit. Self-insurance reserves are established based on actuarial estimates. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies generally are expensed as incurred. In the opinion of management, its assessment of contingencies is reasonable and related reserves are adequate; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters. The following matters are the more significant of the Company’s identified contingencies.

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

16.    Subsequent Event

On January 10, 2008, ATT entered into an interest rate swap with Wachovia Bank, N.A to hedge variable interest rate debt in connection with ATT’s Senior Floating Rate Notes. The swap was entered into to replace a notional amount of $50,000 that expired January 14, 2008. Pursuant to this swap with Wachovia Bank, N.A., which became effective on January 15, 2008, ATT swaps 3 month LIBOR rates for fixed interest rates of 3.63% on a notional amount of $50,000 for the period from January 15, 2008 through January 14, 2009. This swap fixes the variable rate portion of the notional amount, while there is an additional margin of 4.00% that is fixed.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis of our parent’s results of operations and financial condition should be read in conjunction with and is qualified in its entirety by reference to the unaudited condensed consolidated financial statements and accompanying notes of ATT Holding Co. (the ‘‘Company’’) as it relates to the consolidated financial performance and results of operations of our parent, ATT Holding Co. and ATT’s wholly-owned subsidiaries. A separate discussion for Ames True Temper, Inc. is not presented since our parent has no operations or assets separate from its investment in Ames True Temper, Inc. and since the Senior Subordinated Notes and the Senior Floating Rate Notes are guaranteed by our parent and all of our domestic subsidiaries. This Form 10-Q contains forward-looking statements. All statements other than statements of historical fact are ‘‘forward-looking statements’’ for purposes of federal and state securities laws.

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

Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

•	our liquidity and capital resources;

•	increased concentration of our customers;

•	sales levels to existing and new customers;

•	availability and cost of raw materials;

•	risks relating to foreign sourcing and foreign operations;

•	general economic conditions including downturns in the housing market;

•	changing consumer preferences;

•	seasonality and adverse weather conditions;

•	competitive pressures and trends;

•	product liability claims;

•	new product and customer initiatives;

•	our ability to pay our debt or obtain alternative financing; and

•	our ability to successfully consummate and integrate acquisitions.

Our actual results, performance or achievements, could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. We do not intend, and we undertake no obligation, to update any forward-looking statement included in this report, whether as a result of new information, future events or otherwise, after the date of this report. This report should be read in conjunction with the Company’s most recent financial statements, Item 1A, Risk Factors and the Management Discussion & Analysis (MD&A) included in the Company’s Form 10-K for the fiscal year ended September 29, 2007.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (‘‘MD&A’’) is intended to help the reader understand Ames True Temper, Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and the accompanying notes thereto of our parent, ATT Holding Co., contained in Item 1 of this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See ‘‘Forward-Looking Statements.’’ This overview summarizes the MD&A, which includes the following sections:

•	Our Business – a general description of our business; a recent history of acquisitions and a summary of critical accounting estimates and recent accounting pronouncements.

•	Operations Review – an analysis of our Company’s consolidated results of operations for the thirteen week periods ended presented in our condensed consolidated financial statements.

•	Liquidity, Capital Resources and Financial Position – an analysis of cash flows; debt and other obligations; off-balance sheet arrangements; aggregate contractual obligations and an overview of financial position.

Our Business

General

Ames True Temper, Inc. is a leading North American manufacturer and marketer of non-powered lawn and garden tools and accessories.

We offer the following 14 distinct product lines: long handle tools, wheelbarrows, planters, hose reels, snow tools, striking tools, decorative accessories, lawn carts, pruning tools, repair handles, garden hoses, Hound Dog, landscape fabric, and specialty tools.

We sell our products primarily in the U.S. and Canada to (1) retail centers, including home centers and mass merchandisers, (2) wholesale chains, including hardware stores and garden centers and (3) industrial distributors.

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

•	we entered into a $215.0 million senior credit facility consisting of a $75.0 million revolving credit facility and a $140.0 million term loan, as described in the ‘‘Debt and Other Obligations’’ section;

•	we issued $150.0 million of 10% Senior Subordinated Notes, as described in the ‘‘Debt and Other Obligations’’ section; and

•	the buyer parent received a $110.5 million equity capital contribution from CHP IV and its affiliates and management.

The foregoing transactions, including the acquisition, are collectively referred to in this Form 10-Q as the ‘‘transactions.’’

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

On April 12, 2006, HD Acquisition Corp. (‘‘HDAC’’), a wholly-owned subsidiary of ours, completed the acquisition of substantially all of the assets and property of Hound Dog, a business that designs, markets and distributes non-powered lawn and garden tools. The transaction was consummated simultaneously with the execution of an Asset Purchase Agreement (the ‘‘Asset Purchase Agreement’’) among HDAC, Hound Dog and the shareholders of Hound Dog. The cash consideration paid by HDAC on the day of the transaction was $5.2 million. The Hound Dog acquisition was subject to purchase price adjustments that were contingent upon the achievement of certain financial goals. During fiscal 2007, the Company made a contingent payment in the amount of $0.6 million that was added to the cost of the acquisition in excess of the fair value of the net assets acquired.

These businesses were acquired to expand the Company’s product lines. The operating results of the acquired companies have been included in the accompanying consolidated statements of operations from the respective dates of acquisition. Prior to the end of our fiscal year 2006, Acorn, Union and HDAC were merged into Ames True Temper, Inc.

Critical Accounting Estimates

For a description of the critical accounting estimates that require the use of significant judgment and estimates by management, refer to ‘‘Management Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates’’ included in our Form 10-K for the fiscal year ended September 29, 2007.

Recent Accounting Pronouncements

Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

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

Operations Review

Company-Wide

The following table presents the major components of our statement of operations together with each component’s percentage of net sales for the thirteen week periods ended December 29, 2007 and December 30, 2006:

	Thirteen Week Period Ended
	December 29, 2007		December 30, 2006
	(Dollars in Millions)
Net sales	$98.8	100.0%	$84.9	100.0%
Cost of goods sold	73.4	74.3%	62.6	73.7%
Gross profit	25.4	25.7%	22.3	26.3%
Selling, general, and administrative expenses	21.5	21.8%	20.7	24.4%
Loss on disposal of fixed assets	0.3	0.3%	0.5	0.6%
Amortization of intangible assets	0.3	0.3%	0.4	0.5%
Operating income	3.3	3.3%	0.7	0.8%
Interest expense, net	8.5	8.6%	8.6	10.1%
Other (income) expense	(2.3)	−2.3%	0.1	0.1%
Loss before taxes	(2.9)	−2.9%	(8.0)	−9.4%
Income tax expense	0.9	0.9%	1.2	1.4%
Net loss	(3.8)	−3.8%	(9.2)	−10.8%

Thirteen weeks ended December 29, 2007 compared to thirteen weeks ended December 30, 2006

Net Sales.    Net sales for the thirteen week period ended December 29, 2007 increased $13.9 million, or 16.4%, to $98.8 million compared to $84.9 million for the thirteen weeks ended December 30, 2006. Overall net sales increased primarily from higher sales volumes in the snow tool category of $10.9 million due to significant snowfall in Canada and certain parts of the United States as compared to the prior year thirteen week period as well as higher sales volumes in certain other tool categories. These increases were partially offset by the recording of $2.7 million of store servicing and advertising fees for certain customers as a reduction in revenue and volume decreases in other categories as a result of the soft U.S. housing market. In the prior thirteen week period ended December 30, 2006 these store servicing and advertising fees were recorded as an expense in selling, general and administrative expenses (‘‘SG&A’’). Recording the store servicing fees as a reduction to revenue was due to a change in the structure of the store servicing arrangements and the excess of the fees over the fair value of the benefit derived from this arrangement with certain customers. Recording the advertising fees as a reduction to revenue was due to the excess of the fees over the fair value derived from the advertising arrangement with certain customers.

Gross Profit.    Gross profit for the thirteen weeks ended December 29, 2007 increased $3.1 million, or 13.9%, to $25.4 million from $22.3 million for the thirteen weeks ended December 30, 2006. This was due to increased sales volume, favorable mix of product sales with higher gross margins, partially offset by the recording of store servicing and advertising fees for certain customers as a reduction in revenue in fiscal 2008 as discussed above. Gross profit as a percentage of net sales decreased to 25.7% for the thirteen week period ended December 29, 2007 from 26.3% for the thirteen week period ended December 30, 2006, also due to the recording of store servicing and advertising fees as a reduction in revenue for the quarter ended December 29, 2007.

Selling, General and Administrative (‘‘SG&A’’) Expenses.    SG&A expenses for the thirteen weeks ended December 29, 2007 increased $0.8 million to $21.5 million from $20.7 million for the thirteen weeks ended December 30, 2006. The increase relates primarily to higher distribution, selling and commission expenses associated with higher sales volume and increased professional services. These increases were partially offset by a decrease in recoveries under U.S. anti-dumping provisions, the recording of store servicing and advertising fees for certain customers as a reduction in revenue in fiscal 2008 as discussed above and a reduction in administrative overhead that occurred in the fourth quarter of fiscal 2007. In the prior thirteen week period ended December 30, 2006 these fees were recorded as an expense in SG&A.

Amortization of Intangible Assets.    During the thirteen weeks ended December 29, 2007, we recorded $0.3 million in amortization expense, as compared to $0.4 million during the thirteen week period ended December 30, 2006. The decrease was due to certain intangible assets becoming fully amortized.

Interest Expense, Net.    Interest expense for the thirteen weeks ended December 29, 2007 decreased $0.1 million to $8.5 million from $8.6 million during the thirteen weeks ended December 30, 2006. The decrease was primarily the result of decreased borrowings under our revolving credit facility.

Other (Income) Expense.    Other income for the thirteen weeks ended December 29, 2007 was $2.3 million and was primarily the result of an unrealized foreign currency translation gain of $2.3 million on a U.S. dollar denominated note issued by a Canadian subsidiary in September 2007 that is not of a long-term nature. Other expense for the thirteen weeks ended December 30, 2006 was $0.1.

Income Tax Expense.    Income tax expense for the thirteen weeks ended December 29, 2007, was $0.9 million or approximately 31.0% of loss before taxes. Income tax expense for the thirteen weeks ended December 30, 2006 was $1.2 million, or approximately 15.0% of loss before taxes. As of December 29, 2007 and September 29, 2007, a deferred tax asset valuation allowance was necessary for substantially all of our U.S. domestic deferred tax assets, net of certain deferred tax liabilities. The Company expects to maintain a valuation allowance on these deferred tax assets until it can sustain a sufficient level of profits in the applicable jurisdictions that will demonstrate the ability to realize these net deferred tax assets.

Our Segments

The following table presents our net sales and operating income (loss) after intercompany eliminations by segments for the thirteen week periods ended December 29, 2007 and December 30, 2006:

	Thirteen Week Period Ended
	December 29, 2007		December 30, 2006
	(Dollars in Millions)
Net sales:
United States	$74.7	75.6%	$68.7	80.9%
Canada	22.5	22.8%	14.7	17.3%
Other	1.6	1.6%	1.5	1.8%
Total net sales	$98.8	100.0%	$84.9	100.0%
Operating income (loss):
United States	$0.3	0.4%	($0.3)	(0.4%)
Canada	3.0	13.3%	1.1	7.5%
Other	—	0.0%	(0.1)	(6.7%)
Total operating income (loss)	$3.3	3.3%	$0.7	0.8%

Thirteen weeks ended December 29, 2007 compared to thirteen weeks ended December 30, 2006

United States

Net Sales.    Net sales for the thirteen week period ended December 29, 2007 increased $6.0 million, or 8.7%, to $74.7 million compared to $68.7 million for the thirteen weeks ended December 30, 2006. Overall net sales increased primarily from higher sales volumes in the snow tool category of $4.7 million due to significant snowfall in certain parts of the United States as compared to the prior year thirteen week period and as well as higher sales volumes in certain other tool categories. These increases were offset by the recording of $2.6 million of store servicing and advertising fees for certain customers as a reduction in revenue as discussed above and volume decreases in other categories as a result of the soft U.S. housing market.

Operating income (loss).    Operating income for the thirteen weeks ended December 29, 2007 increased $0.6 million to $0.3 million from $0.3 million of an operating loss for the thirteen weeks ended December 30, 2006. This increase was primarily due to increased sales volume and favorable mix of product sales with higher gross margins.

Canada

Net Sales.    Net sales for the thirteen week period ended December 29, 2007 increased $7.8 million, or 53.1%, to $22.5 million compared to $14.7 million for the thirteen weeks ended December 30, 2006. This increase is primarily due to snow tools sales impacted by heavy snowfall as compared to the same period in the prior year and the favorable impact of the foreign currency exchange rate.

Operating income.    Operating income for the thirteen weeks ended December 29, 2007 increased $1.9 million to $1.1 million from $3.0 million for the thirteen weeks ended December 30, 2006. This increase was primarily the result of increased sales volume in the snow tool category.

Other

Changes in net sales and gross profit for this segment were not significant for the periods presented.

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

Cash Flows from Operating Activities

Cash used in operating activities was $7.4 million and $10.0 million for the thirteen week periods ended December 29, 2007 and December 30, 2006, respectively. The decrease in cash used in operations was the primarily the result of a focused effort to reduce inventory levels during fiscal 2007 which resulted in a lower inventory base at the beginning of fiscal 2008. This decrease in the use of cash during the thirteen week period ended December 29, 2007 was partially offset by higher accounts receivable as a result of higher net sales during the quarter.

Cash Flows from Investing Activities

Cash used in investing activities was $1.1 million and $3.1 million for the thirteen week periods ended December 29, 2007 and December 30, 2006, respectively. Purchases of property, plant and equipment were the main investing activities of the Company during both periods. Fiscal 2007 capital expenditures are expected to at or slightly below prior fiscal year levels.

Cash Flows from Financing Activities

Cash provided by financing activities was $11.2 million and $12.7 million for the thirteen week periods ended December 29, 2007 and December 30, 2006, respectively. The decrease in cash provided by financing activities was primarily related to lower borrowings on our revolver which decreased $1.6 million from the prior year thirteen week period ended December 30, 2006.

Debt and Other Obligations

Senior Secured Credit Facility as Amended and Restated

On April 7, 2006, we entered into an amended and restated credit agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Acorn, Union and Ames True Temper Properties, Inc. (‘‘ATTP’’); together with the Company, (the ‘‘Borrowers’’), ATT Holding Co., as guarantor, and each lender from time to time thereto (the ‘‘Credit Agreement’’). The Credit Agreement amends and restates our existing credit facility with, among others, Bank of America, N.A. Pursuant to the Credit Agreement, the lenders made available a five-year revolving credit facility of up to $130.0 million, including a sub-facility for letters of credit in an amount not to exceed $15.0 million and a sub-facility for swing-line loans in an amount not to exceed $15.0 million. The Borrowers’ obligations under the Credit Agreement are guaranteed by ATT Holding Co. The credit facility is collateralized by substantially all of the assets of ATT and ATTP. Future domestic subsidiaries will be required to guarantee the obligations and grant a lien on substantially all of their assets.

The interest rate applicable to the loans under the Credit Agreement is either: (1) the ‘‘Eurodollar Rate’’ plus a margin of 1.75% to 2.75% or (2) the ‘‘Base Rate’’ plus a margin of 0.50% to 1.50%. The initial applicable margin for loans based on the Eurodollar Rate will be 2.25%, and the applicable margin for loans based on the Base Rate will be 1.00%. ‘‘Eurodollar Rate’’ is defined as the London Interbank Offered Rate (LIBOR), adjusted for statutory reserve requirements. The ‘‘Base Rate’’ is the higher of: (1) prime rate publicly announced by Bank of America, N.A. or (2) the Federal Funds effective rate plus 0.50%, adjusted for statutory reserve requirements. The applicable margin may under certain limited circumstances be increased slightly, if Bank of America, N.A. cannot otherwise syndicate the credit facility.

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

The terms of the Credit Agreement include various covenants that restrict our ability to, among other things, incur additional liens, incur additional indebtedness and make additional investments. In addition, the Borrowers are prohibited from incurring capital expenditures exceeding $15.0 million in any fiscal year (subject to the right to carry over the unused portion to the following year). In addition, under certain circumstances the Borrowers will be required to have Consolidated EBITDA, as defined by the Credit Agreement, of at least $41.0 million for each period of four fiscal quarters. The Credit Agreement also includes customary events of default, including, without limitation, payment defaults, cross defaults to other indebtedness and bankruptcy related defaults. As of December 29, 2007, we were in compliance with all of our financial covenants. As of December 29, 2007, we had $53.8 million of borrowings on the revolving portion of our senior credit facility, with $3.9 million of letters of credit outstanding under the Credit Agreement. At December 29, 2007, based on the borrowing base calculation, the revolver limit was $95.0 million, with $37.4 million available under the revolving credit facility.

Senior Subordinated Notes

On June 28, 2004, we completed a private offering of $150.0 million in aggregate principal amount at maturity of 10% Senior Subordinated Notes due July 15, 2012. The Senior Subordinated Notes are fully and unconditionally guaranteed by our parent, ATT Holding Co. and all domestic subsidiaries, on a senior subordinated basis. On August 10, 2004, we filed a registration statement with respect to new notes having substantially identical terms as the original notes, as part of an offer to exchange registered notes for the privately issued original Senior Subordinated Notes. The new notes evidence the same debt as the original Senior Subordinated Notes, are entitled to the benefits of the indenture governing the original Senior Subordinated Notes and are treated under the indenture as a single class with the original notes. The exchange offer was completed on November 24, 2004. We pay interest on the Senior Subordinated Notes semi-annually in cash, in arrears, on January 15 and July 15 at an annual rate of 10.0%.

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

The indenture governing Senior Subordinated Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting our ability and the ability of our restricted subsidiaries to borrow money, guarantee debt or sell preferred stock, create liens, pay dividends on or redeem or repurchase stock, make certain investments, sell stock in our restricted subsidiaries, restrict dividends or other payments from restricted subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The indenture governing the Senior Subordinated Notes also contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; violations of certain covenants; certain bankruptcy-related events; invalidity of liens; non-payment of certain legal judgments and cross defaults with certain other indebtedness. We may redeem the Senior Subordinated Notes on or after July 15, 2008. We are required to redeem the Senior Subordinated Notes under certain circumstances involving changes of control. As of December 29, 2007 we were in compliance with all of our financial covenants.

Senior Floating Rate Notes

On January 14, 2005, we completed a private offering of $150.0 million principal amount at maturity of our Senior Floating Rate Notes due 2012, which was issued at a 0.5% discount. We pay interest on the Senior Floating Rate Notes quarterly in cash, in arrears, on January 15, April 15, July 15 and October 15 at a rate per annum, reset quarterly, equal to LIBOR plus 4.0%, starting on April 15, 2005. The Senior Floating Rate Notes are fully and unconditionally guaranteed by our parent and all domestic subsidiaries on a senior unsecured basis. On March 25, 2005 we filed a registration statement with respect to new notes having substantially identical terms as the original notes, as part of an offer to exchange registered notes for the privately issued original Senior Floating Rate Notes. The new notes evidence the same debt as the original Senior Floating Rate Notes, are entitled to the benefits of the indenture governing the original Senior Floating Rate Notes and are treated under the indenture as a single class with the original notes. The exchange offer was completed on May 23, 2005.

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

The indenture governing the Senior Floating Rate Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting our ability and the ability of our restricted subsidiaries to borrow money, guarantee debt or sell preferred stock, create liens, pay dividends on or redeem or repurchase stock, make specified types of investments, sell stock in our restricted subsidiaries, restrict dividends or other payments from restricted subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The indenture governing the Senior Floating Rate Notes also contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; failure to perform or observe certain covenants; inaccuracy of representations and warranties in any material respect, cross defaults with certain other indebtedness, certain bankruptcy related events, monetary judgment defaults and material non-monetary judgment defaults, ERISA (Employee Retirement Income Security Act) defaults and change of control. We can redeem the Senior Floating Rate Notes, in whole or in part, at any time on or after January 15, 2007. In addition, we are required to redeem the Senior Floating Rate Notes under certain circumstances involving changes of control. As of December 29, 2007 we were in compliance with all financial covenants.

Other Debt

On July 19, 2005, we entered into a $2.7 million Term Note, Loan and Security Agreement and Subordination Agreement with a Lender. This note is payable in monthly installments over five years. The interest rate per annum is equal to 2.5% and secured by certain collateral, which was agreed to by the Administrative Agent of the Senior Secured Credit Facility, as amended and restated. Under the terms of this note, we are required to create 108 jobs at the new manufacturing facility in Pennsylvania within three years of the completion of the facility. The Term Note contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation, nonpayment of principal, interest, fees and failure to perform or observe certain covenants. As of December 29, 2007, we were in compliance with these covenants.

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

The interest rate swaps are accounted for in accordance with Statement of Financial Accounting Standard (‘‘SFAS’’) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, ‘‘SFAS 133’’). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. As of December 29, 2007, the interest rate swaps were recorded as a liability of $0.6 million. For the thirteen week period ended December 29, 2007, the change in fair value was recognized as a reduction of other comprehensive income of $0.8 million, net of deferred taxes.

On January 10, 2008, we entered into an interest rate swap with Wachovia Bank, N.A to hedge variable interest rate debt in connection with our Senior Floating Rate Notes. The swap was entered into to replace a notional amount of $50.0 million that expired January 14, 2008. Pursuant to this swap with Wachovia Bank, N.A., which became effective on January 15, 2008, we swap 3 month LIBOR rates for fixed interest rates of 3.63% on a notional amount of $50.0 million for the period from January 15, 2008 through January 14, 2009. This swap fixes the variable rate portion of the notional amount, while there is an additional margin of 4.00% that is fixed.

Off-Balance Sheet Arrangements

As of December 29, 2007 and December 30, 2006, we had no off-balance sheet arrangements.

Contractual Obligations and Commitments

The following table represents our contractual commitments associated with our debt and other obligations as of December 29, 2007.

	Total	January 2008 to September 2008	October 2008 to September 2009	October 2009 to September 20010	October 2010 to September 2011	October 2011 to September 2012	Thereafter
	(Dollars in Thousands)
Contractual Obligations
Revolving credit facility	$53,765	$53,765	$—	$—	$—	$—	$—
Senior Floating Rate Notes	150,000	—	—	—	—	150,000	—
Senior Subordinated Notes	150,000	—	—	—	—	150,000	—
Term Note	1,486	452	555	479	—	—	—
Interest on Notes	121,443	20,377	27,955	28,566	28,680	15,865	—
Operating leases	86,351	7,284	9,545	9,424	9,372	7,818	42,908
Pension and postretirement payments	12,490	2,287	2,460	2,570	3,081	2,092	—
Medical self-insurance	5,261	5,261	—	—	—	—	—
Open purchase orders	55,275	55,275	—	—	—	—	—
Other purchase commitments	562	562	—	—	—	—	—
Total contractual obligations	$636,633	$145,263	$40,515	$41,039	$41,133	$325,775	$42,908
Commitments
Outstanding letters of credit	$3,882	$3,882	$—	$—	$—	$—	$—
Total commitments	$3,882	$3,882	$—	$—	$—	$—	$—

We adopted FIN 48, ‘‘Accounting for Uncertainty in Income Taxes’’ on September 30, 2007. As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits was $1.4 million. We do not expect a significant tax payment related to these obligations within the next year. Due to the uncertainty of the timing of these tax positions we have not included this liability in the above table.

Financial Position

Our condensed consolidated balance sheet as of December 29, 2007, compared to our condensed consolidated balance sheet as of September 29, 2007, was impacted by the following:

•	An increase in accounts receivable and inventory of $3.1 million and $15.3 million, respectively, due to a higher working capital requirement to fund our peak selling season. This investment in working capital was partially offset by an increase of $8.7 million of accounts payable.

•	An increase in our revolver of $11.3 million to fund our seasonal working capital requirements discussed above.

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

Interest Rate Risk

Our primary market risk is interest rate exposure with respect to our floating rate debt. We estimate a 1% change in interest rates would impact us by approximately $1.5 million. The interest rate of the Senior Floating Rate Notes at December 29, 2007 was 9.2%. In connection with the offering of the Senior Floating Rate Notes, we entered into two interest rate swaps. These swaps effectively fix the variable interest rate portion of the Senior Floating Rate Notes at notional amounts of $150.0 million for two years beginning January 15, 2006, subsequently amortizing at a rate of $50.0 million per year until the maturity in 2010. The swaps fix the 3 month LIBOR rates at either 4.29% or 4.31% for the duration of the contracts. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt and Other Obligations — Senior Floating Rate Notes’’ and ‘‘— Interest Rate Swaps.’’

Foreign Operations; Currency Risk

We conduct foreign operations in Canada, Ireland and Mexico and utilize international suppliers and manufacturers. Additionally, we have a Canadian subsidiary that has issued a U.S. dollar denominated intercompany note to a U.S. subsidiary. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in either cumulative translation adjustments, which are included in accumulated other comprehensive income (loss), transaction gains and losses which are included in operations during the period in which they occur or in other income and expense. We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of December 29, 2007 to be material. We do not currently manage our foreign exchange risk through the use of derivative instruments.

Raw Material; Commodity Price Risk

We purchase certain raw materials such as resin, steel and wood that are subject to price volatility caused by unpredictable factors. Where possible, we employ fixed rate raw material purchase contracts and customer price adjustments to help us to manage this risk. We do not currently manage our raw materials risk through the use of derivative instruments.

Item 4.    Controls and Procedures

Evaluation of Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in reports under Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’) is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period cover by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 29, 2007, our disclosure controls and procedures were not effective in alerting them on a timely basis to information required to be included in our submissions and filings with the SEC because of a material weakness in our internal control over financial reporting as was identified during the quarter ended September 29, 2007 and is discussed in further detail below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

The Company is in the process of correcting the material weakness by implementing additional monitoring and oversight controls over the income tax process and improving the process documentation for income taxes to ensure compliance with U.S. generally accepted accounting principles. As of the quarter ended December 29, 2007, this material weakness has not been fully remediated.

Changes in Internal Control over Financial Reporting

Other than actions taken toward the remediation of the material weakness described above, there have not been any changes in our internal control over financial reporting (as term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable

Item 1A.    Risk Factors

See ‘‘Risk Factors’’ disclosed in the Form 10-K for the fiscal year ended September 29, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AMES TRUE TEMPER, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMES TRUE TEMPER, INC.
Date: February 12, 2008	/s/ Richard Dell
Richard Dell
Director, President and Chief Executive Officer (Principal Executive Officer)
Date: February 12, 2008	/s/ David M. Nuti
David M. Nuti Chief Financial Officer (Principal Financial Officer)

AMES TRUE TEMPER, INC.

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.