Form 10-Q
period 2008-03-29
Ames True Temper, Inc.
filed 2008-05-13
CIK 1297756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2008

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

As of May 13, 2008 the Registrant had 1,000 shares of its common stock, $1.00 par value, outstanding.

ATT HOLDING CO.

i

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ATT Holding Co.
Condensed Consolidated Balance Sheets
(Dollars In Thousands)
(Unaudited)

	March 29, 2008	September 29, 2007
Assets
Current assets:
Cash and cash equivalents	$9,024	$5,182
Trade receivables, net	89,205	56,306
Inventories	132,379	115,063
Deferred income taxes	1,046	752
Prepaid expenses and other current assets	5,673	5,509
Total current assets	237,327	182,812
Property, plant and equipment, net	60,683	66,055
Intangibles, net	72,547	73,324
Goodwill	58,666	59,320
Other noncurrent assets	9,666	11,274
Total assets	$438,889	$392,785
Liabilities and stockholder’s deficit
Current liabilities:
Trade accounts payable	$48,671	$35,341
Accrued interest payable	6,063	6,254
Accrued expenses and other current liabilities	21,563	23,432
Revolving loan	73,836	42,498
Current portion of long-term debt and capital lease obligations	588	612
Total current liabilities	150,721	108,137
Deferred income taxes	20,749	20,477
Long-term debt	300,356	300,578
Accrued retirement benefits	12,070	10,943
Other liabilities	11,623	6,638
Total liabilities	495,519	446,773
Commitments and contingencies
Stockholder’s deficit:
Preferred stock – Series A, $.0001 per share par value; 100,000 shares authorized; 62,495 shares issued and outstanding as of March 29, 2008 and September 29, 2007 (Liquidation preference of $62,495 at March 29, 2008)	—	—
Common stock – Class A, $.0001 per share par value; 1,600,000 shares authorized; 726,556 shares issued and outstanding as of March 29, 2008 and September 29, 2007	—	—
Common stock – Class B, $.0001 per share par value; 300,000 shares authorized; 267,448 shares issued and outstanding as of March 29, 2008 and September 29, 2007	—	—
Additional paid-in capital	110,500	110,500
Predecessor basis adjustment	(13,539)	(13,539)
Accumulated deficit	(156,162)	(155,707)
Accumulated other comprehensive income	2,571	4,758
Total stockholder’s deficit	(56,630)	(53,988)
Total liabilities and stockholder’s deficit	$438,889	$392,785

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(Dollars In Thousands)
(Unaudited)

	Thirteen Week Period Ended
	March 29, 2008	March 31, 2007
Net sales	$147,143	$174,035
Cost of goods sold	107,222	131,447
Gross profit	39,921	42,588
Selling, general and administrative expenses	24,487	29,242
Loss on disposal of fixed assets	213	94
Amortization of intangible assets	341	372
Impairment of fixed assets	34	—
Operating income	14,846	12,880
Interest expense, net	8,726	9,510
Other expense	3,679	108
Income before income taxes	2,441	3,262
Income tax (benefit) expense	(892)	4,204
Net income (loss)	$3,333	$(942)

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(Dollars In Thousands)
(Unaudited)

	Twenty-Six Week Period Ended
	March 29, 2008	March 31, 2007
Net sales	$245,924	$258,977
Cost of goods sold	180,629	194,062
Gross profit	65,295	64,915
Selling, general and administrative expenses	45,955	49,944
Loss on disposal of fixed assets	499	629
Amortization of intangible assets	683	745
Impairment of fixed assets	34	—
Operating income	18,124	13,597
Interest expense, net	17,232	18,132
Other expense	1,389	237
Loss before income taxes	(497)	(4,772)
Income tax (benefit) expense	(42)	5,346
Net loss	$(455)	$(10,118)

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Cash Flows
(Dollars In Thousands)
(Unaudited)

	Twenty-Six Week Period Ended
	March 29, 2008	March 31, 2007
Operating activities
Net loss	$(455)	$(10,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,861	7,947
Amortization of intangible assets	683	745
Amortization of loan fees included in interest expense	1,120	1,262
Provision for deferred taxes	1,908	4,644
Benefit from bad debts	(47)	(76)
Noncash interest expense	24	135
Amortization of bond discount	54	54
Loss on disposal of fixed assets	499	629
Unrealized foreign currency loss	1,405	66
Changes in assets and liabilities:
Accounts receivable	(32,917)	(41,358)
Inventories	(17,236)	(7,755)
Prepaid expenses and other assets	1,348	869
Accounts payable	13,336	12,772
Accrued expenses and other liabilities	(1,609)	(3,141)
Net cash used in operating activities	(24,026)	(33,325)
Investing activities
Cash paid for property, plant and equipment	(3,317)	(7,338)
Proceeds from sale of property, plant and equipment	498	659
Investment in joint venture	—	(300)
Net cash used in investing activities	(2,819)	(6,979)
Financing activities
Repayments of long-term debt	(371)	(364)
Borrowings on revolver	87,938	95,291
Repayments on revolver	(56,600)	(59,000)
Net cash provided by financing activities	30,967	35,927
Effect of exchange rate changes on cash	(280)	(147)
Increase (decrease) in cash and cash equivalents	3,842	(4,524)
Cash and cash equivalents at beginning of period	5,182	5,638
Cash and cash equivalents at end of period	$9,024	$1,114
Supplemental Cash Flow Information
Cash paid for interest	$16,426	$17,392
Cash paid for income taxes	$973	$1,478
Property, plant and equipment in trade accounts payable at end of period	$506	$162

See accompanying notes.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (‘‘US GAAP’’) and the rules of the Securities and Exchange Commission (‘‘SEC’’). In the opinion of management, all adjustments necessary for a fair presentation have been included. All adjustments were comprised of normal recurring adjustments, except as noted in the Notes to Condensed Consolidated Financial Statements. Due to the seasonal nature of our business, the results of operations for the thirteen and twenty-six week periods ended March 29, 2008 are not necessarily indicative of results to be expected for the entire fiscal year ending September 27, 2008. Certain information and notes normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These interim financial statements and the related notes contain the accounts of ATT Holding Co. (the ‘‘Company’’) on a consolidated basis and should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007.

The accompanying condensed consolidated financial statements include the accounts of ATT Holding Co. and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

All entities and assets owned by ATT Holding Co. subsequent to June 27, 2004 are referred to collectively as the ‘‘Company.’’ All entities and assets owned by ATT Holding Co. on June 27, 2004 or prior are referred to collectively as the ‘‘Predecessor.’’ ATT Holding Co. is a holding company which has no interest, operations or activities other than through its ownership of 100% of Ames True Temper Inc., (‘‘ATT’’) and ATT’s wholly-owned subsidiaries.

In the thirteen week period ended March 29, 2008, the Company amended certain of its annual customer contracts. As a result, customer allowances for these contracts are being treated as a reduction of revenue. In prior periods, these contracts provided for proof of performance for which the Company recorded these costs as an advertising expense within selling, general and administrative expenses.

Reclassifications

To maintain consistency with the presentation in the twenty-six week period ended March 29, 2008, the Company made the following reclassifications in the March 31, 2007 unaudited condensed consolidated statement of cash flows:

•	$66 of unrealized foreign currency loss from accrued expenses and other liabilities to unrealized foreign currency loss within operating activities.

•	the presentation of borrowings and repayments under its revolver from a net basis to a gross basis within financing activities.

2.    Recent Accounting Pronouncements

Adopted

The Company adopted Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’) effective September 30, 2007. See further information in Note 6.

To Be Adopted

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

framework for measuring fair value in US GAAP and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The FASB issued FASB Staff Position (‘‘FSP’’) No. 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, ‘‘Accounting for Leases’’, (‘‘SFAS 13’’) and its related interpretive accounting pronouncements that address leasing transactions, FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is required to adopt SFAS 157 in the first quarter of fiscal year 2009 except for the items delayed by FSP 157-2 which the Company is required to adopt in the first quarter of fiscal year 2010. The Company is currently evaluating what effect, if any, adoption of SFAS 157 will have on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, ‘‘Disclosures about Derivative Instruments and Hedging Activities’’ (‘‘SFAS 161’’). SFAS 161 amends and expands the disclosure requirements of SFAS 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘SFAS 133’’). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The Company is required to adopt SFAS 161 in the first quarter of fiscal 2010. The Company has not yet assessed the impact of adoption, if any, on its consolidated financial statements.

3.    Restructuring

Restructuring Related to Acquisition of Predecessor

In connection with the acquisition of the Predecessor on June 28, 2004, the Company began to assess and formulate an exit and restructuring plan that includes reductions of workforce, facility closures and changes in business strategies. The Company’s plan met the conditions of EITF 95-3. This exit and restructuring plan is intended to increase operating efficiencies. At June 28, 2004, the Company recorded a liability of $4,782 related to the reductions of workforce and facility closures and $4,795 related to changes in business strategies for a product line. Adjustments have been made to these reserves as the cost estimates are refined and finalized. The Company expects to complete the implementation of these plans in fiscal year 2008. During the twenty-six week period ended March 29, 2008, the Company reduced the restructuring reserve based on payments that were related to materials under a purchase commitment associated with a change in business strategy for a product line.

At March 29, 2008, the remaining restructuring reserves of $548 were included in accrued expenses and other current liabilities and related to portions of the exit plans that are not yet complete. Changes to the restructuring reserves are as follows:

Balance as of September 29, 2007	$1,612
Accretion of Interest	48
Purchase Accounting Adjustments	(279)
Payments	(833)
Balance as of March 29, 2008	$548

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

4.    Inventories

Inventories are as follows:

	March 29, 2008	September 29, 2007
Finished goods	$82,184	$68,081
Work in process	16,648	17,599
Raw materials	33,547	29,383
	$132,379	$115,063

5.    Goodwill and Other Intangibles

The changes in carrying amount of goodwill for the twenty-six week period ended March 29, 2008 are as follows:

	United States	Canada	Total
Goodwill at September 29, 2007	$44,156	$15,164	$59,320
Revision of purchase price allocation	(279)	—	(279)
Currency translation adjustments	—	(245)	(245)
Other	(130)	—	(130)
Goodwill at March 29, 2008	$43,747	$14,919	$58,666

There was a revision to goodwill during the twenty-six week period ended March 29, 2008, as a result of the refinement of the cost estimates relating to the restructuring reserve for the Predecessor acquisition and the impact of foreign currency exchange rates.

The following table reflects the components of intangible assets other than goodwill:

	March 29, 2008	September 29, 2007
Finite lived intangible assets:
Technology (patents)	$1,356	$1,356
Non-compete agreements	976	976
Customer relationships	11,802	11,800
	14,134	14,132
Accumulated amortization:
Technology (patents)	(1,014)	(932)
Non-compete agreements	(933)	(923)
Customer relationships	(4,298)	(3,707)
	(6,245)	(5,562)
Net finite lived intangible assets	7,889	8,570
Indefinite lived intangible assets:
Trade names	64,658	64,754
Total Intangibles, net	$72,547	$73,324

The cost of intangible assets other than goodwill, including primarily customer and vendor relationships, covenants not to compete and employment agreements are amortized on a straight-line basis over the estimated lives of 3 to 19 years. Amortization of other intangibles amounted to $341

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

and $683 for the thirteen and twenty-six week periods ended March 29, 2008, respectively. The estimated aggregate amortization expense for each of the succeeding periods is as follows: $957 for the remainder of fiscal 2008; $1,221 in fiscal 2009; $1,211 in fiscal 2010; $1,200 in fiscal 2011; $1,180 in fiscal 2012 and $2,120 thereafter.

6.    Income Taxes

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

Income tax benefit for the thirteen and twenty-six week periods ended March 29, 2008 primarily represents a net tax benefit for certain foreign jurisdictions, a reduction in deferred tax liabilities as a result of a change in Canadian tax rates and recognition of approximately $430 of tax benefits due to the lapse of a statute of limitations in the thirteen week period ended March 29, 2008. Income tax benefits were partially offset by the recognition of additional valuation allowances and the accrual of interest on tax contingencies.

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

As of September 30, 2007, the total amount of unrecognized tax benefits upon adoption of FIN 48 by the Company was approximately $1,400, of which substantially all had been previously accrued. As a result of the adoption of FIN 48, the Company did not recognize any change in its total liability for uncertain tax positions. If recognized, substantially all of the balance of the $1,400 in unrecognized tax benefits at the date of adoption would impact the effective tax rate, subject to the application of valuation allowance that may be required against the Company’s net deferred tax assets. The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. There was $287 of interest and $107 of penalties accrued at the date of adoption of FIN 48. For the thirteen and twenty-six week periods ended March 29, 2008, the Company recognized interest income of $66 and $38, respectively.

The Company is subject to income taxation in the United States, various states and certain foreign jurisdictions, primarily Canada, Ireland and Mexico. The Company is no longer subject to open tax years for any of these jurisdictions before 2004.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

7.    Debt Arrangements

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

The indenture governing new Senior Subordinated Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting the Company’s ability and the ability of the Company’s restricted subsidiaries to borrow money, guarantee debt or sell preferred stock, create liens, pay dividends on or redeem or repurchase stock, make certain investments, sell stock in the Company’s restricted subsidiaries, restrict dividends or other payments from restricted subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The indenture governing the new Senior Subordinated Notes also contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; violations of certain covenants; certain bankruptcy-related events; invalidity of liens; non-payment of certain legal judgments; and cross defaults with certain other indebtedness. We may redeem the Senior Subordinated Notes on or after July 15, 2008. We are required to redeem the new Senior Subordinated Notes under certain circumstances involving changes of control. At March 29, 2008, the Company was in compliance with all financial covenants.

Senior Floating Rate Notes

On January 14, 2005, ATT completed the offering of $150,000 Senior Floating Rate Notes due 2012. The Senior Floating Rate Notes, issued at a 0.5% discount, bear interest at a floating rate per annum, reset quarterly, equal to LIBOR (London Interbank Offered Rate) plus 4.00%. At March 29, 2008, the reset rate was 8.26%. On March 25, 2005, ATT filed a registration statement with respect to new notes having substantially identical terms as the original notes, as part of an offer to exchange registered notes for the privately issued original Senior Floating Rate Notes. The new notes evidence the same debt as the original Senior Floating Rate Notes, are entitled to the benefits of the

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

indenture governing the original Senior Floating Rate Notes and are treated under the indenture as a single class with the original notes. The exchange offer was completed on May 23, 2005. The Senior Floating Rate Notes pay interest quarterly in cash in arrears on January 15, April 15, July 15 and October 15 of each year. The Senior Floating Rate Notes mature on January 15, 2012, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the Indenture.

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

The indenture governing new Senior Floating Rate Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting the Company’s ability and the ability of the Company’s restricted subsidiaries to borrow money, guarantee debt or sell preferred stock, create liens, pay dividends on or redeem or repurchase stock, make certain investments, sell stock in the Company’s restricted subsidiaries, restrict dividends or other payments from restricted subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The indenture governing the Senior Floating Rate Notes also contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; failure to perform or observe certain covenants; inaccuracy of representations and warranties in any material respect, cross defaults with certain other indebtedness, certain bankruptcy related events, monetary judgment defaults and material non-monetary judgment defaults, ERISA (Employee Retirement Income Security Act) defaults and change of control. ATT can redeem the Senior Floating Rate Notes, in whole or in part, at any time on or after January 15, 2007. In addition, ATT is required to redeem the Senior Floating Rate Notes under certain circumstances involving changes of control. As of March 29, 2008, ATT has not redeemed any of the Notes. At March 29, 2008, the Company was in compliance with all financial covenants.

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

The Company has accounted for the interest rate swaps in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, ‘‘SFAS 133’’).  SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities.  SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company has accounted for the swaps as cash flow hedges. As of March 29, 2008, the interest rate swaps were recorded as a liability of $2,845. For the twenty-six week period ended March 29, 2008, the change in fair value was recognized as a reduction of other comprehensive income of $3,222.

Term Note

On July 19, 2005, ATT entered into a $2,700 Term Note, Loan and Security Agreement and Subordination Agreement with a Lender. This note is payable in monthly installments over five years. The interest rate per annum is equal to 2.5% and secured by certain collateral, which was agreed to by the Administrative Agent of the Amended and Restated Senior Secured Credit Facility. Under the terms of this note, ATT is required to create 108 jobs at the new manufacturing facility in Pennsylvania within three years of the completion of the facility. The Term Note contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation: nonpayment of principal, interest, fees and failure to perform or observe certain covenants. As of March 29, 2008, ATT was in compliance with these covenants.

Amended and Restated Senior Secured Credit Agreement

On April 7, 2006, in conjunction with the acquisition of Acorn Products, Inc. (‘‘Acorn’’), ATT entered into an Amended and Restated Senior Secured Credit Agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Acorn, UnionTools, Inc. (‘‘Union’’), and Ames True Temper Properties, Inc. (‘‘ATTP’’); together with ATT (the ‘‘Borrowers’’), the Company, as guarantor, and each lender from time to time thereto (the ‘‘Credit Agreement’’). The Credit Agreement amends and restates ATT’s existing credit facility with, among others, Bank of America, N.A. Pursuant to the Credit Agreement, the lenders made available a five-year revolving credit facility of up to $130,000 in order to finance the acquisition of Acorn, pay fees and expenses associated with the acquisition, repay outstanding debt and provide for ongoing working capital. ATT’s obligations under the Credit Agreement are guaranteed by ATT Holding Co. The credit facility is collateralized by substantially all of the assets of ATT and ATTP.

The Credit Agreement contains various affirmative and negative covenants customary for similar credit facilities (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions (with exceptions) on: liens; debt; loans, acquisitions, joint ventures and other investments; mergers and consolidations, sales, transfers and other dispositions of property or assets; dividends, distributions, redemptions and other restricted payments; changes in the nature of the Company’s business; transactions with affiliates; and prepayment, redemption or repurchase of certain debt. In addition, the Credit Agreement and term note require that the Company meet certain financial covenants. Capital expenditures are subject to fiscal year limitations of $15,000. In the event the Company triggers Cash Dominion as defined in the Credit Agreement, the Company is required to maintain a minimum consolidated earnings before interest, income taxes, depreciation and amortization modified by certain adjustments as defined in the Credit Agreement of $41,000 for any period of four quarters ending on the last day of any fiscal quarter. As of March 29, 2008, the Company was in compliance with all applicable debt covenants.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

Borrowings outstanding under the revolving credit facility as of March 29, 2008 and September 29, 2007 were $73,836 and $42,498, respectively. The Company had letters of credit outstanding totaling $3,682 and $3,882 as of March 29, 2008 and September 29, 2007, respectively. The total amount available under the revolving credit facility at March 29, 2008 was $45,170. The interest rate for base rate loans under the revolving credit facility is calculated as the higher of 1) the prevailing Federal Funds rate plus 50 basis points or 2) the administrative agent’s prime interest rate plus an applicable rate determined by the Company’s consolidated leverage ratio as defined in the Credit Agreement. The interest rate for base rate loans under the revolving credit facility was 6.50% at March 29, 2008.

Total indebtedness is as follows:

	March 29, 2008	September 29, 2007
Revolving loan facility dated 4/7/06, expires 2011	$73,836	$42,498
Term Note due 2010	1,306	1,575
Capital lease obligations	40	71
Senior Floating Rate Notes due 2012, net of unamortized discount of $402 and $456, respectively	149,598	149,544
10% Senior Subordinated Notes due 2012	150,000	150,000
Total debt	374,780	343,688
Less short-term revolving loan facilities	(73,836)	(42,498)
Less current portion of capital lease obligation	(40)	(71)
Current portion of long-term debt	(548)	(541)
Long-term debt	$300,356	$300,578

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

8.    Pension and Other Post-retirement Benefits

	Pension Benefits		Other Benefits
	Thirteen Week Period Ended		Thirteen Week Period Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Service Cost	$762	$796	$—	$—
Interest Cost	2,268	2,139	23	27
Expected return on plan assets	(2,625)	(2,895)	—	—
Amortization of prior service cost	6	—	—	—
Amortization of unrecognized net loss	(5)	(12)	(29)	(28)
Net periodic benefit cost	$406	$28	$(6)	$(1)

	Pension Benefits		Other Benefits
	Twenty-Six Week Period Ended		Twenty-Six Week Period Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Service Cost	$1,524	$1,592	$1	$1
Interest Cost	4,536	4,278	47	52
Expected return on plan assets	(5,250)	(5,789)	—	—
Amortization of prior service cost	11	—	—	—
Amortization of unrecognized net loss	(10)	(25)	(60)	(56)
Net periodic benefit cost	$811	$56	$(12)	$(3)

On March 11, 2008, the Company determined to freeze benefit accruals under its domestic defined benefit plan (the ‘‘Pension Plan’’) and the Ames True Temper, Inc. Supplemental Executive Retirement Plan (‘‘SERP’’). On April 11, 2008, the Company notified salaried and certain non-bargaining unit hourly associates that the Company was freezing benefit accruals under the Pension Plan effective with the close of business on May 31, 2008. Participants under the Pension Plan will accrue benefits through May 31, 2008 based on applicable years of benefit service and eligible compensation through that date. Service after May 31, 2008 will count for vesting purposes and toward meeting the eligibility requirements for commencing a pension benefit under the Pension Plan, but will not count toward the calculation of the pension benefit amount. Compensation earned after May 31, 2008 will similarly not count toward the determination of the pension benefit amounts under the Pension Plan. In conjunction with the freezing of benefit accruals under the Pension Plan, the Company will freeze benefit accruals under the SERP effective with the close of business on May 31, 2008. Beginning on June 1, 2008, the Company will provide certain participants in the Pension Plan and SERP with enhanced matching contributions under an existing 401k defined contribution pension plan (the ‘‘401 (k) Plan’’). The eligibility for and amount of enhanced matching contributions under the 401 (k) Plan will depend on an employee’s combined years of benefit accrual service and age under the Pension Plan projected through December 31, 2008. The change in the Pension Plan will be accounted for as a curtailment under SFAS No. 88, Employer’s Accounting and Settlements and Curtailments of Defined Benefit Pension Plan and for Termination Benefits, in the third quarter of fiscal 2008, and is not expected to have a significant impact on the Company’s results of operations or financial position.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

Employer Contributions

During the thirteen week periods ended March 29, 2008 and March 31, 2007, the Company contributed $63 and $142, respectively, to its defined benefit pension plans. During the twenty-six week periods ended March 29, 2008 and March 31, 2007 the Company contributed $123 and $417, respectively, to its defined benefit pension plans.

During the thirteen and twenty-six week periods ended March 29, 2008 and March 31, 2007, the Company made no contributions to its post-retirement benefit plans.

9.    Other Comprehensive Loss

	Thirteen Week Period Ended
	March 29, 2008	March 31, 2007
Net income (loss)	$3,333	$(942)
Other comprehensive gain (loss) income:
Currency translation adjustment	2,104	297
Fair value adjustments of swaps, net of tax	(2,456)	(569)
Comprehensive gain (loss)	$2,981	$(1,214)

	Twenty-Six Week Period Ended
	March 29, 2008	March 31, 2007
Net loss	$(455)	$(10,118)
Other comprehensive gain (loss):
Currency translation adjustment	1,035	(1,290)
Fair value adjustments of swaps, net of tax	(3,222)	(633)
Comprehensive loss	$(2,642)	$(12,041)

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

10.    Segment Information

During the first quarter of fiscal 2008, the Company changed its organizational structure resulting in new chief operating decision makers. As a result, the Company has three operating segments, comprised of, the United States, Canada and Other. All of the Company’s revenues represent sales of similar products. All intercompany amounts are eliminated in the eliminations column. The Company has revised its segment disclosures for the thirteen and twenty-six week periods ended March 31, 2007 for this organizational change. Segment information for the thirteen and twenty-six week periods ended March 29, 2008 and March 31, 2007, representing the reportable segments currently utilized by the chief operating decision makers was as follows:

	Thirteen Week Period Ended
	March 29, 2008
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$124,157	$26,738	$2,588	$(6,340)	$147,143
Operating income (loss)	11,034	3,881	(69)		14,846
Interest expense, net					8,726
Other expense					3,679
Income before income taxes					$2,441

	Thirteen Week Period Ended
	March 31, 2007
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$154,749	$20,754	$1,336	$(2,804)	$174,035
Operating income	10,952	1,946	(18)		12,880
Interest expense, net					9,510
Other expense					108
Income before income taxes					$3,262

	Twenty-Six Week Period Ended
	March 29, 2008
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$200,269	$49,738	$5,036	$(9,119)	$245,924
Operating income	11,395	6,866	(137)		18,124
Interest expense, net					17,232
Other expense					1,389
Loss before income taxes					$(497)

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

	Twenty-Six Week Period Ended
	March 31, 2007
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$224,976	$35,649	$3,801	$(5,449)	$258,977
Operating income	10,607	3,129	(139)		13,597
Interest expense, net					18,132
Other expense					237
Loss before income taxes					$(4,772)

Segment assets as of March 29, 2008 and September 29, 2007 are as follows:

	March 29, 2008	September 29, 2007
United States	$304,640	$321,415
Canada	124,092	64,250
Other	10,157	7,120
Total assets	$438,889	$392,785

11.    Other (Income) Expense

Other (income) expense consists of the following:

	Thirteen Week Period Ended
	March 29, 2008	March 31, 2007
Foreign exchange loss	$3,733	$32
Other (income) expense	(54)	76
Total	$3,679	$108

	Twenty-Six Week Period Ended
	March 29, 2008	March 31, 2007
Foreign exchange loss	$1,405	$66
Other (income) expense	(16)	171
Total	$1,389	$237

On September 1, 2007, the Company entered into an intercompany financing arrangement whereby one of the Company’s Canadian subsidiaries issued a U. S. dollar denominated intercompany note. The intercompany note is not long-term in nature. As a result, the impact of exchange rate changes on the principal and interest of the note was recorded as an unrealized loss in the condensed consolidated statements of operations. For the thirteen and twenty-six week period ended March 29, 2008 this unrealized loss was $3,752 and $1,407, respectively.

12.    Condensed Guarantor Data

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

The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of March 29, 2008 and September 29, 2007, the related condensed consolidating statements of operations for the thirteen and twenty-six week periods ended March 29, 2008 and March 31, 2007 and the condensed consolidating statements of cash flows for the twenty-six week periods ended March 29, 2008 and March 31, 2007 for ATT Holding Co. on a parent-only basis, with its investment in subsidiary recorded under the equity method, the issuer (Ames True Temper Inc.) as a wholly-owned subsidiary, on a parent-only basis, with its investments in subsidiaries recorded under the equity method, the Subsidiary Guarantors on a combined basis, the subsidiary non-guarantors on a combined basis and the Company on a consolidated basis.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

ATT Holding Co.
Condensed Consolidating Balance Sheet
As of March 29, 2008

	ATT Holding Co.	Ames True Temper Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$159	$6	$8,859	$—	$9,024
Trade receivables, net	—	72,648	—	16,557	—	89,205
Inventories	—	113,689	—	18,690	—	132,379
Deferred income taxes	—	1,046	—	—	—	1,046
Prepaid expenses and other current assets	—	4,328	—	1,345	—	5,673
Total current assets	—	191,870	6	45,451	—	237,327
Property, plant and equipment, net	—	47,244	—	13,439	—	60,683
Intangibles, net	—	10,653	54,383	7,511	—	72,547
Goodwill	—	43,747	—	14,919	—	58,666
Intercompany receivable	—	36,993	205,719	1,689	(244,401)	—
Investment in subsidiaries	—	209,197	57,193	151,550	(417,940)	—
Other noncurrent assets	—	9,119	—	547	—	9,666
Total assets	$—	$548,823	$317,301	$235,106	$(662,341)	$438,889
Liabilities and stockholder’s (deficit) equity
Current liabilities:
Trade accounts payable	$—	$40,268	$73	$8,330	$—	$48,671
Accrued interest payable	—	6,063	—	—	—	6,063
Accrued expenses and other current liabilities	—	17,706	—	3,857	—	21,563
Revolving loan	—	73,836	—	—	—	73,836
Current portion of long-term debt and capital lease obligations	—	588	—	—	—	588
Total current liabilities	—	138,461	73	12,187	—	150,721
Deferred income taxes	—	13,906	—	6,843	—	20,749
Long-term debt	—	300,356	—	—	—	300,356
Accrued retirement benefits	—	12,070	—	—	—	12,070
Other liabilities	—	11,623	—	—	—	11,623
Intercompany payable	—	129,037	—	115,364	(244,401)	—
Cumulative losses in subsidiaries	56,630	—	—	—	(56,630)	—
Total liabilities	56,630	605,453	73	134,394	(301,031)	495,519
Commitments and contingencies
Stockholder’s (deficit) equity:
Preferred stock – Series A	—	—	—	—	—	—
Common stock – Class A	—	—	118,249	58,251	(176,500)	—
Common stock – Class B	—	—	—	—	—	—
Additional paid-in capital	110,500	110,500	154,502	—	(265,002)	110,500
Predecessor basis adjustment	(13,539)	(13,539)	—	—	13,539	(13,539)
(Accumulated deficit) retained earnings	(156,162)	(156,162)	35,061	31,630	89,471	(156,162)
Accumulated other comprehensive income	2,571	2,571	9,416	10,831	(22,818)	2,571
Total stockholder’s (deficit) equity	(56,630)	(56,630)	317,228	100,712	(361,310)	(56,630)
Total liabilities and stockholder’s (deficit) equity	$—	$548,823	$317,301	$235,106	$(662,341)	$438,889

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

ATT Holding Co.
Condensed Consolidating Balance Sheet
As of September 29, 2007

	ATT Holding Co.	Ames True Temper Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$276	$5	$4,901	$—	$5,182
Trade receivables, net	—	45,517	—	10,789	—	56,306
Inventories	—	96,580	—	18,483	—	115,063
Deferred income taxes	—	752	—	—	—	752
Prepaid expenses and other current assets	—	4,388	—	1,121	—	5,509
Total current assets	—	147,513	5	35,294	—	182,812
Property, plant and equipment, net	—	51,641	—	14,414	—	66,055
Intangibles, net	—	11,244	54,383	7,697	—	73,324
Goodwill	—	44,156	—	15,164	—	59,320
Intercompany receivable	—	35,102	200,974	1,730	(237,806)	—
Investment in subsidiaries	—	199,518	56,574	145,910	(402,002)	—
Other noncurrent assets	—	10,783	—	491	—	11,274
Total assets	$—	$499,957	$311,936	$220,700	$(639,808)	$392,785
Liabilities and stockholder’s (deficit) equity
Current liabilities:
Trade accounts payable	$—	$29,466	$157	$5,718	$—	$35,341
Accrued interest payable	—	6,254	—	—	—	6,254
Accrued expenses and other current liabilities	—	18,154	—	5,278	—	23,432
Revolving loan	—	42,498	—	—	—	42,498
Current portion of long-term debt and capital lease obligations	—	612	—	—	—	612
Total current liabilities	—	96,984	157	10,996	—	108,137
Deferred income taxes	—	15,512	—	4,965	—	20,477
Long-term debt	—	300,578	—	—	—	300,578
Accrued retirement benefits	—	10,943	—	—	—	10,943
Other liabilities	—	6,638	—	—	—	6,638
Intercompany payable	—	123,290	3,800	110,716	(237,806)	—
Cumulative losses in subsidiaries	53,988	—	—	—	(53,988)	—
Total liabilities	53,988	553,945	3,957	126,677	(291,794)	446,773
Commitments and contingencies
Stockholder’s (deficit) equity:
Preferred stock — Series A	—	—	—	—	—	—
Common stock — Class A	—	—	118,249	58,251	(176,500)	—
Common stock — Class B	—	—	—	—	—	—
Additional paid-in capital	110,500	110,500	154,502	—	(265,002)	110,500
Predecessor basis adjustment	(13,539)	(13,539)	—	—	13,539	(13,539)
(Accumulated deficit) retained earnings	(155,707)	(155,707)	26,277	26,065	103,365	(155,707)
Accumulated other comprehensive income	4,758	4,758	8,951	9,707	(23,416)	4,758
Total stockholder’s (deficit)	(53,988)	(53,988)	307,979	94,023	(348,014)	(53,988)
Total liabilities and stockholder’s (deficit) equity	$—	$499,957	$311,936	$220,700	$(639,808)	$392,785

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

ATT Holding Co.
Condensed Consolidating Statement of Operations
For the Thirteen Week Period Ended March 29, 2008

	ATT Holding Co.	Ames True Temper Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$123,769	$—	$29,202	$(5,828)	$147,143
Cost of goods sold	—	92,685	—	20,365	(5,828)	107,222
Gross profit	—	31,084	—	8,837	—	39,921
Selling, general and administrative expenses	—	19,506	91	4,890	—	24,487
Loss on disposal of fixed assets	—	213	—	—	—	213
Amortization of intangible assets	—	296	—	45	—	341
Impairment of fixed assets	—	34	—	—	—	34
Operating income (loss)	—	11,035	(91)	3,902	—	14,846
Interest expense (income), net	—	10,848	(4,426)	2,304	—	8,726
Other expense (income)	—	2,612	(3,068)	4,135	—	3,679
(Loss) income before income taxes	—	(2,425)	7,403	(2,537)	—	2,441
Income tax (benefit) expense	—	(2,675)	2,591	(808)	—	(892)
Equity in earnings (loss) of subsidiaries	3,333	3,083	(1,676)	3,277	(8,017)	—
Net income	$3,333	$3,333	$3,136	$1,548	$(8,017)	$3,333

ATT Holding Co.
Condensed Consolidating Statement of Operations
For the Thirteen Week Period Ended March 31, 2007

	ATT Holding Co.	Ames True Temper Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$155,547	$—	$21,403	$(2,915)	$174,035
Cost of goods sold	—	119,720	—	14,642	(2,915)	131,447
Gross profit	—	35,827	—	6,761	—	42,588
Selling, general and administrative expenses	—	24,448	—	4,794	—	29,242
Loss on disposal of fixed assets	—	94	—	—	—	94
Amortization of intangible assets	—	400	(67)	39	—	372
Operating income	—	10,885	67	1,928	—	12,880
Interest expense (income), net	—	11,314	(1,820)	16	—	9,510
Other expense (income)	—	2,238	(2,550)	420	—	108
(Loss) income before income taxes	—	(2,667)	4,437	1,492	—	3,262
Income tax expense	—	2,161	1,553	490	—	4,204
Equity in (loss) earnings of subsidiaries	(942)	3,886	—	—	(2,944)	—
Net (loss) income	$(942)	$(942)	$2,884	$1,002	$(2,944)	$(942)

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

ATT Holding Co.
Condensed Consolidating Statement of Operations
For the Twenty-Six Week Period Ended March 29, 2008

	ATT Holding Co.	Ames True Temper Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$199,881	$—	$53,696	$(7,653)	$245,924
Cost of goods sold	—	151,646	—	36,636	(7,653)	180,629
Gross profit	—	48,235	—	17,060	—	65,295
Selling, general and administrative expenses	—	35,715	116	10,124	—	45,955
Loss on disposal of fixed assets	—	499	—	—	—	499
Amortization of intangible assets	—	591		92	—	683
Impairment of fixed assets	—	34	—	—	—	34
Operating income (loss)	—	11,396	(116)	6,844	—	18,124
Interest expense (income), net	—	21,390	(8,800)	4,642	—	17,232
Other expense (income)	—	3,841	(4,717)	2,265	—	1,389
(Loss) income before income taxes	—	(13,835)	13,401	(63)	—	(497)
Income tax (benefit) expense	—	(4,744)	4,690	12	—	(42)
Equity in (loss) earnings of subsidiaries	(455)	8,636	72	5,640	(13,893)	—
Net (loss) income	$(455)	$(455)	$8,783	$5,565	$(13,893)	$(455)

ATT Holding Co.
Condensed Consolidating Statement of Operations
For the Twenty-Six Week Period Ended March 31, 2007

	ATT Holding Co.	Ames True Temper Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$225,608	$—	$37,733	$(4,364)	$258,977
Cost of goods sold	—	172,679	—	25,747	(4,364)	194,062
Gross profit	—	52,929	—	11,986	—	64,915
Selling, general and administrative expenses	—	41,027	—	8,917	—	49,944
Loss on disposal of fixed assets	—	629	—	—	—	629
Amortization of intangible assets	—	666	—	79	—	745
Operating income	—	10,607	—	2,990	—	13,597
Interest expense (income), net	—	21,718	(3,595)	9	—	18,132
Other expense (income)	—	3,093	(3,677)	821	—	237
(Loss) income before income taxes	—	(14,204)	7,272	2,160	—	(4,772)
Income tax expense	—	2,061	2,545	740	—	5,346
Equity in (loss) earnings of subsidiaries	(10,118)	6,147	—	—	3,971	—
Net (loss) income	$(10,118)	$(10,118)	$4,727	$1,420	$3,971	$(10,118)

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

ATT Holding Co.
Condensed Consolidating Statement of Cash Flows
For the Twenty-Six Week Period Ended March 29, 2008

	ATT Holding Co.	Ames True Temper Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Operating activities
Net (loss) income	$(455)	$(455)	$8,783	$5,565	$(13,893)	$(455)
Adjustments to reconcile (net loss) income to net cash (used in) provided by operating activities:
Depreciation expense	—	6,486	—	1,375	—	7,861
Equity in loss (earnings) of subsidiaries	455	(8,636)	(72)	(5,640)	13,893	—
Provision for deferred taxes	—	(231)	—	2,139	—	1,908
Other, net	—	2,150	—	183	—	2,333
Unrealized foreign currency loss	—	—	—	1,405	—	1,405
Changes in assets and liabilities:
Accounts receivable	—	(26,993)	—	(5,924)	—	(32,917)
Inventories	—	(17,109)	—	(127)	—	(17,236)
Prepaid expenses and other current assets	—	1,536	—	(188)	—	1,348
Accounts payable	—	10,801	(84)	2,619	—	13,336
Intercompany accounts	—	3,816	(8,652)	4,836	—	—
Accrued expenses and other liabilities	—	141	26	(1,776)	—	(1,609)
Net cash (used in) provided by operating activities	—	(28,494)	1	4,467	—	(24,026)
Investing activities
Cash paid for property, plant and equipment	—	(3,088)	—	(229)	—	(3,317)
Proceeds from sale of property, plant and equipment	—	498	—	—	—	498
Net cash used in investing activities	—	(2,590)	—	(229)	—	(2,819)
Financing activities
Repayments of long-term debt	—	(371)	—	—	—	(371)
Borrowings on revolver	—	87,938	—	—	—	87,938
Repayments on revolver	—	(56,600)	—	—	—	(56,600)
Net cash provided by financing activities	—	30,967	—	—	—	30,967
Effect of exchange rate changes on cash	—	—	—	(280)	—	(280)
(Decrease) increase in cash and cash equivalents	—	(117)	1	3,958	—	3,842
Cash and cash equivalents at beginning of period	—	276	5	4,901	—	5,182
Cash and cash equivalents at end of period	$—	$159	$6	$8,859	$—	$9,024

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

ATT Holding Co.
Condensed Consolidating Statement of Cash Flows
For the Twenty-Six Week Period Ended March 31, 2007

	ATT Holding Co.	Ames True Temper Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Operating activities
Net (loss) income	$(10,118)	$(10,118)	$4,727	$1,420	$3,971	$(10,118)
Adjustments to reconcile (net loss) income to net cash used in operating activities:
Depreciation expense	—	6,757	—	1,190	—	7,947
Equity in loss (earnings) of subsidiaries	10,118	(6,147)	—	—	(3,971)	—
(Benefit from) provision for deferred taxes	—	3,774	—	870	—	4,644
Other, net	—	2,356	382	11	—	2,749
Unrealized foreign currency loss	—	—	—	66	—	66
Changes in assets and liabilities:
Accounts receivable	—	(35,722)	—	(5,636)	—	(41,358)
Inventories	—	(4,620)	—	(3,135)	—	(7,755)
Prepaid expenses and other current assets	—	2,004	—	(1,135)	—	869
Accounts payable	—	10,466	(9)	2,315	—	12,772
Intercompany accounts	—	809	(5,102)	4,293	—	—
Accrued expenses and other liabilities	—	(2,001)	—	(1,140)	—	(3,141)
Net cash used in operating activities	—	(32,442)	(2)	(881)	—	(33,325)
Investing activities
Cash paid for property, plant and equipment	—	(4,420)	—	(2,918)	—	(7,338)
Proceeds from sale of property, plant and equipment	—	1,042	—	(383)	—	659
Investment in joint venture		(300)		—		(300)
Net cash used in investing activities	—	(3,678)	—	(3,301)	—	(6,979)
Financing activities
Repayments of long-term debt	—	(364)	—	—	—	(364)
Borrowings on revolver	—	95,291	—	—	—	95,291
Repayments on revolver	—	(59,000)	—	—	—	(59,000)
Net cash provided by financing activities	—	35,927	—	—	—	35,927
Effect of exchange rate changes on cash	—	—	—	(147)	—	(147)
(Decrease) increase in cash and cash equivalents	—	(193)	(2)	(4,329)	—	(4,524)
Cash and cash equivalents at beginning of period	—	1,017	6	4,615	—	5,638
Cash and cash equivalents at end of period	$—	$824	$4	$286	$—	$1,114

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

13.    Related Party Transactions

The Company is party to a management agreement with Castle Harlan, Inc., an affiliate of the shareholder, under which Castle Harlan, Inc. provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Company. The Company recorded expenses of $756 and $1,552 for the thirteen and twenty-six weeks ended March 29, 2008, respectively, related to the annual management fees which are included in selling, general and administrative expenses. The expenses for the thirteen and twenty-six weeks ended March 31, 2007 were $751 and $1,490, respectively. The management fees are payable quarterly in advance in accordance with the management agreement. The Company had no amounts payable to Castle Harlan, Inc. at March 29, 2008. At September 29, 2007, the Company had a payable to Castle Harlan of $42, which was included in trade accounts payable.

On June 28, 2004, certain management employees of ATT and affiliates became eligible to purchase Class B units of CHATT Holdings LLC at fair market value. These units vest based on three criteria: (1) time vesting based on a five year term, (2) performance vesting based on the financial results of ATT and (3) vesting based upon a targeted rate of return upon a change of control. There are certain acceleration clauses in the event of a change of control. As of March 29, 2008 and September 29, 2007, there were 155,033 and 156,535 units, respectively, issued to management and members of the CHATT Holdings LLC Board of Directors who are not employees of ATT or Castle Harlan, Inc. Additionally, an affiliate of Castle Harlan holds 41,444 and 39,485 units at March 29, 2008 and September 29, 2007, respectively. These units may not be sold, pledged or otherwise transferred except in compliance with applicable securities laws. Additional restrictions and limitations are set forth in the agreement.

14.    Commitments and Contingencies

Management continually evaluates the Company’s contingencies, including various lawsuits and claims which arise in the normal course of business, product and general liabilities, worker’s compensation, property losses and other fiduciary liabilities for which the Company is self-insured or retains a high exposure limit. Self-insurance reserves are established based on actuarial estimates. Legal costs incurred in connection with the resolution of claims, lawsuits and other contingencies generally are expensed as incurred. In the opinion of management, its assessment of contingencies is reasonable and related reserves are adequate; however, there can be no assurance that future quarterly or annual operating results will not be materially affected by final resolution of these matters. The following matter is significant of the Company’s identified contingencies.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis of our parent’s results of operations and financial condition should be read in conjunction with and is qualified in its entirety by reference to the unaudited condensed consolidated financial statements and accompanying notes of ATT Holding Co. (the ‘‘Company’’) as it relates to the consolidated financial performance and results of operations of our parent, ATT Holding Co. and the wholly-owned subsidiaries of Ames True Temper, Inc., (‘‘ATT’’). A separate discussion for Ames True Temper, Inc. is not presented since our parent has no operations or assets separate from its investment in Ames True Temper, Inc. and since the Senior Subordinated Notes and the Senior Floating Rate Notes are guaranteed by our parent and all of our domestic subsidiaries. This Form 10-Q contains forward-looking statements. All statements other than statements of historical fact are ‘‘forward-looking statements’’ for purposes of federal and state securities laws.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (‘‘MD&A’’) is intended to help the reader understand Ames True Temper, Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and the accompanying notes thereto of our parent, ATT Holding Co., contained in Item 1 of this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See ‘‘Forward-Looking Statements.’’ This overview summarizes the MD&A, which includes the following sections:

•	Our Business – a general description of our business and a summary of critical accounting estimates and recent accounting pronouncements.

•	Operations Review – an analysis of our Company’s consolidated results of operations for the thirteen and twenty-six week periods as presented in our unaudited condensed consolidated financial statements.

•	Liquidity, Capital Resources and Financial Position – an analysis of cash flows; debt and other obligations; off-balance sheet arrangements; aggregate contractual obligations and an overview of financial position.

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

Critical Accounting Estimates

For a description of the critical accounting estimates that require the use of significant judgment and estimates by management, refer to ‘‘Management Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates’’ included in our Form 10-K for the fiscal year ended September 29, 2007.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of ATT Holding Co. and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

ATT Holding Co. is a holding company which has no interest, operations or activities other than through its ownership of 100% of ATT.

Operations Review

Thirteen weeks ended March 29, 2008 compared to thirteen weeks ended March 31, 2007

Company-Wide

The following table presents the major components of our statements of operations together with each component’s percentage of net sales for the thirteen week periods ended March 29, 2008 and March 31, 2007:

	Thirteen Week Period Ended
	March 29, 2008		March 31, 2007
	(Dollars in Millions)
Net sales	$147.1	100.0%	$174.0	100.0%
Cost of goods sold	107.2	72.9%	131.4	75.5%
Gross profit	39.9	27.1%	42.6	24.5%
Selling, general, and administrative expenses	24.5	16.7%	29.2	16.8%
Loss on disposal of fixed assets	0.3	0.1%	0.1	0.1%
Amortization of intangible assets	0.3	0.2%	0.4	0.2%
Impairment of fixed assets	0.0	0.0%	—	—
Operating income	14.8	10.1%	12.9	7.4%
Interest expense, net	8.7	5.9%	9.5	5.5%
Other expense	3.7	2.5%	0.1	0.1%
Income before income taxes	2.4	1.6%	3.3	1.9%
Income tax (benefit) expense	(0.9)	-0.6%	4.2	2.4%
Net income (loss)	$3.3	2.2%	$(0.9)	−0.5%

Net Sales.    Net sales for the thirteen week period ended March 29, 2008 decreased $26.9 million, or 15.5%, to $147.1 million from $174.0 million for the thirteen weeks ended March 31, 2007. Overall net sales decreased primarily from volume decreases as a result of the soft U.S. housing market and the recording of advertising allowances for certain customers as a reduction of revenue. In the thirteen week period ended March 29, 2008, the Company modified its contractual advertising arrangements with certain customers. These modifications were not in existence in the thirteen week period ended March 31, 2007. These decreases were offset by higher sales volumes in the snow tool category of $6.5 million due to significant snowfall in Canada and certain parts of the United States as compared to the prior year thirteen week period.

Gross Profit.    Gross profit for the thirteen weeks ended March 29, 2008 decreased $2.7 million, or 6.3%, to $39.9 million from $42.6 million for the thirteen weeks ended March 31, 2007. The gross profit decrease was due to the impact from the lower sales volume and the recording of advertising allowances for certain customers as a reduction of revenue as discussed above. These decreases were partially offset by improved manufacturing efficiencies during the thirteen weeks ended March 29, 2008. During the thirteen week period ended March 31, 2007, the Company incurred unfavorable absorption variances in conjunction with a planned inventory reduction. Gross profit as a percentage of net sales increased to 27.1% for the thirteen week period ended March 29, 2008 from 24.5% for the thirteen week period ended March 31, 2007 primarily from improved manufacturing efficiencies in the thirteen weeks ended March 29, 2008.

Selling, General and Administrative (‘‘SG&A’’) Expenses.    SG&A expenses for the thirteen weeks ended March 29, 2008 decreased $4.7 million to $24.5 million from $29.2 million for the thirteen weeks ended March 31, 2007. The decrease relates primarily to lower selling and commission expenses associated with the lower sales volume and a reduction in administrative overhead that occurred in the fourth quarter of fiscal 2007. As a result of modifying its contractual advertising arrangements with certain customers as described above, the Company also incurred lower advertising expense in the thirteen week period ended March 29, 2008.

Amortization of Intangible Assets.    During the thirteen weeks ended March 29, 2008, we recorded $0.3 million in amortization expense, as compared to $0.4 million during the thirteen week period ended March 31, 2007. The decrease was due to certain intangible assets becoming fully amortized.

Interest Expense, Net.    Interest expense for the thirteen weeks ended March 29, 2008 decreased $0.8 million to $8.7 million from $9.5 million during the thirteen weeks ended March 31, 2007. The decrease was primarily the result of decreased borrowings and lower interest rates under our revolving credit facility.

Other Expense.    Other expense for the thirteen weeks ended March 29, 2008 was $3.7 million and was primarily the result of an unrealized foreign currency translation loss of $3.8 million on a U.S. dollar denominated note issued by a Canadian subsidiary in September 2007 that is not of a long-term nature. Other expense for the thirteen weeks ended March 31, 2007 was $0.1 million.

Income Tax (Benefit) Expense.    Income tax benefit for the thirteen weeks ended March 29, 2008, was $0.9 million or approximately 36.5% of income before taxes primarily due to a net tax benefit in certain foreign jurisdictions and recognition of approximately $430 of tax benefits due to the lapse of a statue of limitations. Income tax expense for the thirteen weeks ended March 31, 2007 was $4.2 million primarily due to the recording of a $3.1 million valuation allowance on U.S. federal and state deferred tax assets which were not otherwise offset by reversing deferred tax liabilities. As of March 29, 2008 and September 29, 2007, a deferred tax asset valuation allowance was necessary for substantially all of our U.S. domestic deferred tax assets, net of certain deferred tax liabilities. The Company expects to maintain a valuation allowance on these deferred tax assets until it can sustain a sufficient level of profits in the applicable jurisdictions that will demonstrate the ability to realize these net deferred tax assets.

Our Segments

The following table presents our net sales and operating income (loss) after intercompany eliminations by segment for the thirteen week periods ended March 29, 2008 and March 31, 2007:

	Thirteen Week Period Ended
	March 29, 2008		March 31, 2007
	(Dollars in Millions)
Net sales:
United States	$119.2	81.0%	$152.7	87.8%
Canada	25.8	17.5%	19.3	11.1%
Other	2.1	1.5%	2.0	1.1%
Total net sales	$147.1	100%	$174.0	100.0%
Operating income (loss):
United States	$11.0	9.2%	$10.9	7.1%
Canada	3.9	15.1%	2.0	10.4%
Other	(0.1)	-4.8%	0.0	0.0%
Total operating income	$14.8	10.1%	$12.9	7.4%

United States

Net Sales.    Net sales for the thirteen week period ended March 29, 2008 decreased $33.5 million, or 21.9%, to $119.2 million from $152.7 million for the thirteen weeks ended March 31, 2007. Overall volume decreased primarily as a result of the soft U.S. housing market and the recording of advertising allowances for certain customers as discussed above. The decrease was slightly offset by higher sales volumes in the snow tool category of $1.4 million due to significant snowfall in certain parts of the United States as compared to the prior year thirteen week period.

Operating income.    Operating income for the thirteen weeks ended March 29, 2008 increased $0.1 million to $11.0 million from $10.9 million for the thirteen weeks ended March 31, 2007. This increase was primarily due to a favorable mix of product sales with higher gross margins and improved manufacturing efficiencies, partially offset by the gross margin impact of lower sales volume.

Canada

Net Sales.    Net sales for the thirteen week period ended March 29, 2008 increased $6.5 million, or 33.7%, to $25.8 million from $19.3 million for the thirteen weeks ended March 31, 2007. This increase is primarily due to snow tools sales increasing $5.1 million as compared to the same period in the prior year as a result of an extended snow season in Canada.

Operating income.    Operating income for the thirteen weeks ended March 29, 2008 increased $1.9 million to $3.9 million from $2.0 million for the thirteen weeks ended March 31, 2007. This increase was primarily the result of increased sales volume in the snow tool category.

Other

Changes in net sales and gross profit for this segment were not significant for the periods presented.

Twenty-six weeks ended March 29, 2008 compared to twenty-six weeks ended March 31, 2007

Company-Wide

The following table presents the major components of our statements of operations together with each component’s percentage of net sales for the twenty-six week periods ended March 29, 2008 and March 31, 2007

	Twenty-six Week Period Ended
	March 29, 2008		March 31, 2007
	(Dollars in Millions)
Net sales	$245.9	100.0%	$259.0	100.0%
Cost of goods sold	180.6	73.4%	194.1	74.9%
Gross profit	65.3	26.6%	64.9	25.1%
Selling, general, and administrative expenses	46.0	18.7%	49.9	19.3%
Loss on disposal of fixed assets	0.5	0.2%	0.6	0.2%
Amortization of intangible assets	0.7	0.3%	0.8	0.3%
Impairment of fixed assets	0.0	0.0%	—	—
Operating income	18.1	7.4%	13.6	5.3%
Interest expense, net	17.2	7.0%	18.1	7.0%
Other expense	1.4	0.6%	0.3	0.1%
Loss before taxes	(0.5)	-0.2%	(4.8)	-1.8%
Income tax (benefit) expense	0.0	0.0%	5.3	2.0%
Net loss	$(0.5)	-0.2%	$(10.1)	-3.8%

Net Sales.    Net sales for the twenty-six week period ended March 29, 2008 decreased $13.1 million, or 5.1%, to $245.9 million from $259.0 million for the twenty-six weeks ended March 31, 2007. Overall net sales decreased primarily as a result of the soft U.S. housing market, the recording of store servicing fees as a reduction of revenue due to a change in the structure of the store serving arrangements and the recording of advertising allowances as a reduction of revenue as described above. The decrease was partially offset by higher sales volumes in the snow tool category of $17.4 million due to significant snowfall in Canada and certain parts of the United States as compared to the prior year twenty-six week period.

Gross Profit.    Gross profit for the twenty-six weeks ended March 29, 2008 increased $0.4 million, or 0.6%, to $65.3 million from $64.9 million for the twenty-six weeks ended March 31, 2007. The increase was primarily due to improved manufacturing efficiencies partially offset by the negative impact from lower sales and the recording of advertising allowances for certain customers as a reduction of revenue in fiscal 2008 as described above. Gross profit as a percentage of net sales increased to 26.6% for the twenty-six week period ended March 29, 2008 from 25.1% for the twenty-six week period ended March 31, 2007.

Selling, General and Administrative (‘‘SG&A’’) Expenses.    SG&A expenses for the twenty-six weeks ended March 29, 2008 decreased $3.9 million to $46.0 million from $49.9 million for the twenty-six weeks ended March 31, 2007. The decrease relates primarily to the recording of store servicing and advertising allowances for certain customers as a reduction of revenue in fiscal 2008, as described above and a reduction in administrative overhead that occurred in the fourth quarter of fiscal 2007.

Amortization of Intangible Assets.    During the twenty-six weeks ended March 29, 2008, we recorded $0.7 million in amortization expense, as compared to $0.8 million during the twenty-six week period ended March 31, 2007.

Interest Expense, Net.    Interest expense for the twenty-six weeks ended March 29, 2008 decreased $0.9 million to $17.2 million from $18.1 million during the twenty-six weeks ended March 31, 2007. The decrease was primarily the result of decreased borrowings and lower interest rates under our revolving credit facility.

Other Expense.    Other expense for the twenty-six weeks ended March 29, 2008 was $1.4 million and was primarily the result of an unrealized foreign currency translation loss of $1.4 million on a U.S. dollar denominated note issued by a Canadian subsidiary in September 2007 that is not of a long-term nature. Other expense for the twenty-six weeks ended March 31, 2007 was $0.3 million.

Income Tax (Benefit) Expense.    Income tax benefit for the twenty-six weeks ended March 29, 2008, was not material on a pre-tax loss of $0.5 million. Income tax expense for the twenty-six weeks ended March 31, 2007 was $5.3 million primarily due to the recording of a $6.9 million valuation allowance on U.S. federal and state deferred tax assets which were not otherwise offset by reversing deferred tax liabilities. As of March 29, 2008 and September 29, 2007, a deferred tax asset valuation allowance was necessary for substantially all of our U.S. domestic deferred tax assets, net of certain deferred tax liabilities. The Company expects to maintain a valuation allowance on these deferred tax assets until it can sustain a sufficient level of profits in the applicable jurisdictions that will demonstrate the ability to realize these net deferred tax assets.

Our Segments

The following table presents our net sales and operating income (loss) after intercompany eliminations by segment for the twenty-six week periods ended March 29, 2008 and March 31, 2007:

	Twenty-Six Week Period Ended
	March 29, 2008		March 31, 2007
	(Dollars in Millions)
Net sales:
United States	$193.9	78.9%	$221.4	85.5%
Canada	48.3	19.6%	34.0	13.1%
Other	3.7	1.5%	3.6	1.4%
Total net sales	$245.9	100.0%	$259.0	100.0%
Operating income (loss):
United States	$11.3	5.8%	$10.6	4.8%
Canada	6.9	14.3%	3.1	9.1%
Other	(0.1)	−2.7%	(0.1)	−2.8%
Total operating income	$18.1	7.4%	$13.6	5.3%

United States

Net Sales.    Net sales for the twenty-six week period ended March 29, 2008 decreased $27.5 million, or 12.4%, to $193.9 million from $221.4 million for the twenty-six weeks ended March 31, 2007. Overall net sales decreased primarily from lower sales volumes as a result of the soft U.S. housing market and by the recording of advertising allowances for certain customers as a reduction of revenue as discussed above. This decrease was partially offset by increases in the snow tool category of $6.1 million due to significant snowfall in certain parts of the United States as compared to the prior year twenty-six week period.

Operating income.    Operating income for the twenty-six weeks ended March 29, 2008 increased $0.7 million to $11.3 million from $10.6 million for the twenty-six weeks ended March 31, 2007. This increase was primarily due to favorable mix of product sales with higher gross margins and improved manufacturing efficiencies as described above, partially offset by the margin impact from lower sales volume.

Canada

Net Sales.    Net sales for the twenty-six week period ended March 29, 2008 increased $14.3 million, or 42.1%, to $48.3 million from $34.0 million for the twenty-six weeks ended March 31, 2007. This increase was primarily due to an increase of $11.4 million in snow tools sales due to heavy snowfall as compared to the same period in the prior year and the favorable impact of the foreign currency exchange rate.

Operating income.    Operating income for the twenty-six weeks ended March 29, 2008 increased $3.8 million to $6.9 million from $3.1 million for the twenty-six weeks ended March 31, 2007. This increase was primarily the result of increased sales volume in the snow tool category.

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

Cash Flows from Operating Activities

Cash used in operating activities was $24.0 million and $33.3 million for the twenty-six week periods ended March 29, 2008 and March 31, 2007, respectively. The decrease in cash used in operations was primarily the result of a lower net loss and an improved working capital position as compared to the same period in the prior year.

Cash Flows from Investing Activities

Cash used in investing activities was $2.8 million and $7.0 million for the twenty-six week periods ended March 29, 2008 and March 31, 2007, respectively. Purchases of property, plant and equipment were the main investing activities of the Company during both periods. Fiscal 2008 capital expenditures are expected to be at or slightly below prior fiscal year levels.

Cash Flows from Financing Activities

Cash provided by financing activities was $31.0 million and $35.9 million for the twenty-six week periods ended March 29, 2008 and March 31, 2007, respectively. The decrease in cash provided by financing activities was primarily related to lower borrowings on our revolver which is $29.1 million lower than the balance at March 31, 2007.

Debt and Other Obligations

Senior Secured Credit Facility as Amended and Restated

On April 7, 2006, we entered into an amended and restated credit agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Acorn Products, Inc., (‘‘Acorn’’) UnionTools, Inc., (‘‘Union’’) and Ames True Temper Properties, Inc. (‘‘ATTP’’); together with the Company, (the ‘‘Borrowers’’), ATT Holding Co., as guarantor, and each lender from time to time thereto (the ‘‘Credit Agreement’’). The Credit Agreement amends and restates our existing credit facility with, among others, Bank of America, N.A. Pursuant to the Credit Agreement, the lenders made available a five-year revolving credit facility of up to $130.0 million, including a sub-facility for letters of credit in an amount not to exceed $15.0 million and a sub-facility for swing-line loans in an amount not to exceed $15.0 million. The Borrowers’ obligations under the Credit Agreement are guaranteed by ATT Holding Co. The credit facility is collateralized by substantially all of the assets of ATT and ATTP. Future domestic subsidiaries will be required to guarantee the obligations and grant a lien on substantially all of their assets.

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

The terms of the Credit Agreement include various covenants that restrict our ability to, among other things, incur additional liens, incur additional indebtedness and make additional investments. In addition, the Borrowers are prohibited from incurring capital expenditures exceeding $15.0 million in any fiscal year (subject to the right to carry over the unused portion to the following year). In addition, under certain circumstances the Borrowers will be required to have Consolidated EBITDA, as defined by the Credit Agreement, of at least $41.0 million for each period of four fiscal quarters. The Credit Agreement also includes customary events of default, including, without limitation, payment defaults, cross defaults to other indebtedness and bankruptcy related defaults. As of March 29, 2008, we were in compliance with all of our financial covenants. As of March 29, 2008, we had $73.8 million of borrowings on the revolving portion of our senior credit facility, with $3.7 million of letters of credit outstanding under the Credit Agreement. At March 29, 2008, based on the borrowing base calculation, the revolver limit was $122.7 million, with $45.2 million available under the revolving credit facility.

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

The indenture governing Senior Subordinated Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting our ability and the ability of our restricted subsidiaries to borrow money, guarantee debt or sell preferred stock, create liens, pay dividends on or redeem or repurchase stock, make certain investments, sell stock in our restricted subsidiaries, restrict dividends or other payments from restricted subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The indenture governing the Senior Subordinated Notes also contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; violations of certain covenants; certain bankruptcy-related events; invalidity of liens; non-payment of certain legal judgments and cross defaults with certain other indebtedness. We may redeem the Senior Subordinated Notes on or after July 15, 2008. We are required to redeem the Senior Subordinated Notes under certain circumstances involving changes of control. As of March 29, 2008 we were in compliance with all of our financial covenants.

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

The indenture governing the Senior Floating Rate Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting our ability and the ability of our restricted subsidiaries to borrow money, guarantee debt or sell preferred stock, create liens, pay dividends on or redeem or repurchase stock, make specified types of investments, sell stock in our restricted subsidiaries, restrict dividends or other payments from restricted subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The indenture governing the Senior Floating Rate Notes also contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; failure to perform or observe certain covenants; inaccuracy of representations and warranties in any material respect, cross defaults with certain other indebtedness, certain bankruptcy related events, monetary judgment defaults and material non-monetary judgment defaults, ERISA (Employee Retirement Income Security Act) defaults and change of control. We can redeem the Senior Floating Rate Notes, in whole or in part, at any time on or after January 15, 2007. In addition, we are required to redeem the Senior Floating Rate Notes under certain circumstances involving changes of control. As of March 29, 2008 we were in compliance with all financial covenants.

Other Debt

On July 19, 2005, we entered into a $2.7 million Term Note, Loan and Security Agreement and Subordination Agreement with a Lender. This note is payable in monthly installments over five years. The interest rate per annum is equal to 2.5% and secured by certain collateral, which was agreed to by the Administrative Agent of the Senior Secured Credit Facility, as amended and restated. Under the terms of this note, we are required to create 108 jobs at the new manufacturing facility in Pennsylvania within three years of the completion of the facility. The Term Note contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation, nonpayment of principal, interest, fees and failure to perform or observe certain covenants. As of March 29, 2008, we were in compliance with these covenants.

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

The interest rate swaps are accounted for in accordance with Statement of Financial Accounting Standard (‘‘SFAS’’) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, ‘‘SFAS 133’’). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. As of March 29, 2008, the interest rate swaps were recorded as a liability of $2.8 million. For the twenty-six week period ended March 29, 2008, the change in fair value was recognized as a reduction of other comprehensive income of $3.2 million.

Off-Balance Sheet Arrangements

As of March 29, 2008 and September 29, 2007, we had no off-balance sheet arrangements.

Contractual Obligations and Commitments

The following table represents our contractual commitments associated with our debt and other obligations as of March 29, 2008.

	Total	April 2008 to September 2008	October 2008 to September 2009	October 2009 to September 2010	October 2010 to September 2011	October 2011 to September 2012	Thereafter
	(Dollars in Thousands)
Contractual Obligations
Revolving credit facility	$73,836	$73,836	$—	$—	$—	$—	$—
Senior Floating Rate Notes	150,000	—	—	—	—	150,000	—
Senior Subordinated Notes	150,000	—	—	—	—	150,000	—
Term Note	1,306	272	555	479	—	—	—
Interest on Notes	114,640	13,574	27,955	28,566	28,680	15,865	—
Operating leases	84,362	5,087	9,714	9,475	9,365	7,811	42,910
Pension and postretirement payments	12,430	2,227	2,460	2,570	3,081	2,092	—
Medical self-insurance	3,698	3,698	—	—	—	—	—
Open purchase orders	42,350	42,350	—	—	—	—	—
Other commitments	1,018	518	500	—	—	—	—
Total contractual obligations	$633,640	$141,562	$41,184	$41,090	$41,126	$325,768	$42,910
Commitments
Outstanding letters of credit	$3,682	$3,682	$—	$—	$—	$—	$—
Total commitments	$3,682	$3,682	$—	$—	$—	$—	$—

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

We have determined and announced our intention to freeze benefit accruals under the domestic defined benefit plan (‘the Pension Plan’’) effective with the close of business on May 31, 2008. The U.S. plan obligations portion of the pension and postretirement payments listed in the above table reflect actual investment performance as of December 31, 2007 and assumes an 8% annualized rate of return from January 1, 2008 to December 31, 2008.

Financial Position

Our condensed consolidated balance sheet as of March 29, 2008, compared to our condensed consolidated balance sheet as of September 29, 2007, was impacted by the following:

•	An increase in accounts receivable, inventory and accounts payable of $32.9 million, $17.3 million and $13.3 million, respectively, due to higher working capital requirements to fund our peak selling season.

•	An increase in our revolver of $31.3 million to fund our seasonal working capital requirements discussed above.

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

Interest Rate Risk

Our primary market risk is interest rate exposure with respect to our floating rate debt. We estimate a 1% change in interest rates would impact us by approximately $1.0 million on a pre-tax basis. The reset interest rate of the Senior Floating Rate Notes at March 29, 2008 was 8.26%. In connection with the offering of the Senior Floating Rate Notes, we entered into two interest rate swaps. These swaps effectively fix the variable interest rate portion of the Senior Floating Rate Notes at notional amounts of $150.0 million for two years beginning January 15, 2006, subsequently amortizing at a rate of $50.0 million per year until the maturity in 2010. The swaps fix the 3 month LIBOR rates at either 4.29% or 4.31% for the duration of the contracts. In January 2008, we entered into a new swap agreement to replace a notional amount of $50,000 that expired January 14, 2008. The swap fixes the 3 month LIBOR rates for a fixed rate of 3.63% for the period from January 15, 2008 through January 14, 2009. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt and Other Obligations—Senior Floating Rate Notes’’ and ‘‘—Interest Rate Swaps.’’

Foreign Operations; Currency Risk

We conduct foreign operations in Canada, Ireland and Mexico and utilize international suppliers and manufacturers. Additionally, we have a Canadian subsidiary that has issued a U.S. dollar denominated intercompany note to a U.S. subsidiary. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in either cumulative translation adjustments, which are included in accumulated other comprehensive income (loss), transaction gains and losses which are included in operations during the period in which they occur or in other income and expense. We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of March 29, 2008 to be material. We do not currently manage our foreign exchange risk through the use of derivative instruments.

Raw Material; Commodity Price Risk

We purchase certain raw materials such as resin, steel and wood that are subject to price volatility caused by unpredictable factors. Where possible, we employ fixed rate raw material purchase contracts and customer price adjustments to help us to manage this risk. We do not currently manage our raw materials risk through the use of derivative instruments.

Item 4.    Controls and Procedures

Evaluation of Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in reports under Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’) is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e)

and 15d-15(e) under the Exchange Act) as of the end of the period cover by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 29, 2008, our disclosure controls and procedures were not effective in alerting them on a timely basis to information required to be included in our submissions and filings with the SEC because of a material weakness in our internal control over financial reporting that was identified during the quarter ended September 29, 2007 and is discussed in further detail below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

The Company is in the process of correcting the material weakness by implementing additional monitoring and oversight controls over the income tax process and improving the process documentation for income taxes to ensure compliance with accounting principles generally accepted in the United States. As of the quarter ended March 29, 2008, this material weakness has not been fully remediated.

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

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit 10.1	Employment Agreement, dated as of April 30, 2008 among Ames True Temper, Inc., and Lawrence D. Baab.
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AMES TRUE TEMPER, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMES TRUE TEMPER, INC.

Date: May 13, 2008	/s/ Richard Dell
Richard Dell Director, President and Chief Executive Officer (Principal Executive Officer)
Date: May 13, 2008	/s/ David M. Nuti
David M. Nuti Chief Financial Officer (Principal Financial Officer)

AMES TRUE TEMPER, INC.

EXHIBIT INDEX

Exhibit	Description
10.1	Employment Agreement, dated as of April 30, 2008 among Ames True Temper, Inc., and Lawrence D. Baab.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.