Form 10-Q
period 2008-06-28
Ames True Temper, Inc.
filed 2008-08-11
CIK 1297756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended June 28, 2008
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes ☑     No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting Company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     As of August 11, 2008 the Registrant had 1,000 shares of its common stock, $1.00 par value, outstanding.

ATT HOLDING CO.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATT Holding Co.
Condensed Consolidated Balance Sheets
(Dollars In Thousands)
(Unaudited)

	June 28,	September 29,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$16,454	$5,182
Trade receivables, net	104,174	56,306
Inventories	103,877	115,063
Deferred income taxes	—	752
Assets held for sale	1,191	—
Prepaid expenses and other current assets	6,342	5,509

Total current assets	232,038	182,812
Property, plant and equipment, net	57,323	66,055
Intangibles, net	72,260	73,324
Goodwill	58,667	59,320
Other noncurrent assets	8,840	11,274

Total assets	$429,128	$392,785

Liabilities and stockholder’s deficit
Current liabilities:
Trade accounts payable	$41,588	$35,341
Accrued interest payable	9,596	6,254
Accrued expenses and other current liabilities	22,997	23,432
Revolving loan	60,520	42,498
Current portion of long-term debt and capital lease obligations	576	612

Total current liabilities	135,277	108,137
Deferred income taxes	21,140	20,477
Long-term debt	300,244	300,578
Accrued retirement benefits	12,384	10,943
Other liabilities	9,739	6,638

Total liabilities	478,784	446,773
Commitments and contingencies
Stockholder’s deficit:
Preferred stock – Series A, $.0001 per share par value; 100,000 shares authorized; 62,495 shares issued and outstanding as of June 28, 2008 and September 29, 2007 (Liquidation preference of $62,495 at June 28, 2008)	—	—
Common stock – Class A, $.0001 per share par value; 1,600,000 shares authorized; 726,556 shares issued and outstanding as of June 28, 2008 and September 29, 2007	—	—
Common stock – Class B, $.0001 per share par value; 300,000 shares authorized; 267,448 shares issued and outstanding as of June 28, 2008 and September 29, 2007	—	—
Additional paid-in capital	110,500	110,500
Predecessor basis adjustment	(13,539)	(13,539)
Accumulated deficit	(150,196)	(155,707)
Accumulated other comprehensive income	3,579	4,758

Total stockholder’s deficit	(49,656)	(53,988)

Total liabilities and stockholder’s deficit	$429,128	$392,785

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(Dollars In Thousands)
(Unaudited)

	Thirteen Week Period Ended
	June 28,	June 30,
	2008	2007
Net sales	$162,580	$156,889
Cost of goods sold	121,826	118,744

Gross profit	40,754	38,145
Selling, general and administrative expenses	25,821	25,602
Loss on disposal of fixed assets	32	583
Amortization of intangible assets	340	375
Impairment of fixed assets	166	—

Operating income	14,395	11,585
Interest expense, net	8,396	9,279
Other income	(919)	(619)

Income before income taxes	6,918	2,925
Income tax expense	952	1,215

Net income	$5,966	$1,710

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(Dollars In Thousands)
(Unaudited)

	Thirty-Nine Week Period Ended
	June 28,	June 30,
	2008	2007
Net sales	$408,504	$415,866
Cost of goods sold	302,455	312,806

Gross profit	106,049	103,060
Selling, general and administrative expenses	71,776	75,546
Loss on disposal of fixed assets	531	1,212
Amortization of intangible assets	1,023	1,120
Impairment of fixed assets	200	—

Operating income	32,519	25,182
Interest expense, net	25,628	27,411
Other expense (income)	470	(382)

Income (loss) before income taxes	6,421	(1,847)
Income tax expense	910	6,561

Net income (loss)	$5,511	$(8,408)

See accompanying notes.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidated Statements of Cash Flows
(Dollars In Thousands)
(Unaudited)

	Thirty-Nine Week Period
	Ended
	June 28,	June 30,
	2008	2007
Operating activities
Net income (loss)	$5,511	$(8,408)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation expense	11,742	12,175
Amortization of intangible assets	1,023	1,120
Amortization of loan fees included in interest expense	1,665	1,866
Provision for deferred taxes	3,453	3,773
Benefit from bad debts	(101)	(191)
Noncash interest expense	70	257
Amortization of bond discount	80	81
Loss on disposal of fixed assets	531	1,212
Unrealized foreign currency loss (gain)	502	(487)
Impairment of fixed assets	200	—
Changes in assets and liabilities:
Accounts receivable	(47,767)	(32,910)
Inventories	11,186	30,066
Prepaid expenses and other assets	(677)	572
Accounts payable	6,247	(3,812)
Accrued expenses and other liabilities	4,769	(2,542)

Net cash (used in) provided by operating activities	(1,566)	2,772
Investing activities
Cash paid for property, plant and equipment	(5,515)	(9,015)
Proceeds from sale of property, plant and equipment	600	1,666
Release of restricted cash held in escrow	—	2,081
Investment in joint venture	—	(300)
Proceeds from state government grant	300	—

Net cash used in investing activities	(4,615)	(5,568)
Financing activities
Repayments of long-term debt	(522)	(633)
Borrowings on revolver	126,822	121,439
Repayments on revolver	(108,800)	(120,948)

Net cash provided by (used in) financing activities	17,500	(142)
Effect of exchange rate changes on cash	(47)	106

Increase (decrease) in cash and cash equivalents	11,272	(2,832)
Cash and cash equivalents at beginning of period	5,182	5,638

Cash and cash equivalents at end of period	$16,454	$2,806

Supplemental Cash Flow Information
Cash paid for interest	$20,818	$22,610

Cash paid for income taxes	$1,035	$2,322

Property, plant and equipment in trade accounts payable at end of period	$880	$639

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements and the accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (‘‘US GAAP’’) and the rules of the Securities and Exchange Commission (‘‘SEC’’). In the opinion of management, all adjustments necessary for a fair presentation have been included. All adjustments were comprised of normal recurring adjustments, except as noted in the Notes to Condensed Consolidated Financial Statements. Due to the seasonal nature of our business, the results of operations for the thirteen and thirty-nine week periods ended June 28, 2008 are not necessarily indicative of results to be expected for the entire fiscal year ending September 27, 2008. Certain information and notes normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These interim financial statements and the related notes contain the accounts of ATT Holding Co. (the ‘‘Company’’) on a consolidated basis and should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007.
     The accompanying condensed consolidated financial statements include the accounts of ATT Holding Co. and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.
     All entities and assets owned by ATT Holding Co. subsequent to June 27, 2004 are referred to collectively as the ‘‘Company.’’ All entities and assets owned by ATT Holding Co. on June 27, 2004 or prior are referred to collectively as the ‘‘Predecessor.’’ ATT Holding Co. is a holding company which has no interest, operations or activities other than through its ownership of 100% of Ames True Temper Inc., (“ATT”) and ATT’s wholly-owned subsidiaries.
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
Reclassifications
     To maintain consistency with the presentation in the thirty-nine week period ended June 28, 2008, the Company made the following reclassifications in the June 30, 2007 unaudited condensed consolidated statement of cash flows:
•	$487 of unrealized foreign currency gain from accrued expenses and other liabilities to unrealized foreign currency loss within operating activities.

•	the presentation of borrowings and repayments under its revolver from a net basis to a gross basis within financing activities.
2. Recent Accounting Pronouncements
Adopted
     The Company adopted Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’) effective September 30, 2007. See further information in Note 6.
To Be Adopted
     In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value in US GAAP and expands disclosures about fair value measurements. The

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The FASB issued FASB Staff Position (‘‘FSP’’) No. 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases”, (“SFAS 13”) and its related interpretive accounting pronouncements that address leasing transactions, FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is required to adopt SFAS 157 in the first quarter of fiscal year 2009 except for the items delayed by FSP 157-2 which the Company is required to adopt in the first quarter of fiscal year 2010. The Company is currently evaluating what effect, if any, adoption of SFAS 157 will have on the Company’s consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB No. 87, 88, 106, and 132(R) (‘‘SFAS 158’’). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligation that determine its funded status as of the end of the employer’s fiscal year and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the change occurs. The Company adopted the requirement to recognize the funded status of a defined benefit postretirement plan as of September 29, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for the fiscal years ending after December 15, 2008. The Company will adopt this requirement in fiscal 2009.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The Company is required to adopt SFAS 161 in the first quarter of fiscal 2010. The Company has not yet assessed the impact of adoption, if any, on its consolidated financial statements.
3. Restructuring
Restructuring Related to Acquisition of Predecessor
     In connection with the acquisition of the Predecessor on June 28, 2004, the Company began to assess and formulate an exit and restructuring plan that includes reductions of workforce, facility closures and changes in business strategies. The Company’s plan met the conditions of EITF 95-3. This exit and restructuring plan is intended to increase operating efficiencies. At June 28, 2004, the Company recorded a liability of $4,782 related to the reductions of workforce and facility closures and $4,795 related to changes in business strategies for a product line. Adjustments have been made to these reserves as the cost estimates are refined and finalized. The Company expects to complete the implementation of these plans in fiscal year 2008. During the thirty-nine week period ended June 28, 2008, the Company reduced the restructuring reserve based on payments that were related to materials under a purchase commitment associated with a change in business strategy for a product line.
     At June 28, 2008, no restructuring reserves remain. Changes to the restructuring reserves are as follows:

Balance as of September 29, 2007	$1,612
Accretion of Interest	70
Purchase Accounting Adjustments	(402)
Payments	(1,280)

Balance as of June 28, 2008	$—

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
4. Inventories
     Inventories are as follows:

	June 28,	September 29,
	2008	2007
Finished goods	$59,901	$68,081
Work in process	15,322	17,599
Raw materials	28,654	29,383

	$103,877	$115,063

5. Goodwill and Other Intangibles
     The changes in carrying amount of goodwill for the thirty-nine week period ended June 28, 2008 are as follows:

	United States	Canada	Total
Goodwill at September 29, 2007	$44,156	$15,164	$59,320
Revision of purchase price allocation	(402)	—	(402)
Currency translation adjustments	—	(121)	(121)
Other	(130)	—	(130)

Goodwill at June 28, 2008	$43,624	$15,043	$58,667

     There was a revision to goodwill during the thirty-nine week period ended June 28, 2008, as a result of the refinement of the cost estimates relating to the restructuring reserve for the Predecessor acquisition and the impact of foreign currency exchange rates.
     The following table reflects the components of intangible assets other than goodwill:

	June 28,	September 29,
	2008	2007
Finite lived intangible assets:
Technology (patents)	$1,356	$1,356
Non-compete agreements	976	976
Customer relationships	11,808	11,800

	14,140	14,132
Accumulated amortization:
Technology (patents)	(1,054)	(932)
Non-compete agreements	(939)	(923)
Customer relationships	(4,592)	(3,707)

	(6,585)	(5,562)

Net finite lived intangible assets	7,555	8,570
Indefinite lived intangible assets:
Trade names	64,705	64,754

Total Intangibles, net	$72,260	$73,324

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
     The cost of intangible assets other than goodwill, including primarily customer and vendor relationships, covenants not to compete and employment agreements are amortized on a straight-line basis over the estimated lives of 3 to 19 years. Amortization of other intangibles amounted to $340 and $1,023 for the thirteen and thirty-nine week periods ended June 28, 2008, respectively. The estimated aggregate amortization expense for each of the succeeding periods is as follows: $334 for the remainder of fiscal 2008; $1,222 in fiscal 2009; $1,211 in fiscal 2010; $1,200 in fiscal 2011; $1,180 in fiscal 2012 and $2,408 thereafter.
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
     Income tax expense for the thirteen and thirty-nine week periods ended June 28, 2008 primarily represents a net tax expense for certain foreign jurisdictions, recognition of additional valuation allowances and the accrual of interest on tax contingencies. Income tax expense was partially offset by a reduction in deferred tax liabilities as a result of a change in Canadian tax rates and recognition of approximately $430 of tax benefits due to the lapse of a statute of limitations in the thirteen week period ended March 29, 2008.
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
     As of September 30, 2007, the total amount of unrecognized tax benefits upon adoption of FIN 48 by the Company was approximately $1,400, of which substantially all had been previously accrued. As a result of the adoption of FIN 48, the Company did not recognize any change in its total liability for uncertain tax positions. If recognized, substantially all of the balance of the $1,400 in unrecognized tax benefits at the date of adoption would impact the effective tax rate, subject to the application of valuation allowance that may be required against the Company’s net deferred tax assets. The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. There was $287 of interest and $107 of penalties accrued at the date of adoption of FIN 48. For the thirteen week period ended June 28, 2008, the Company recognized interest expense of $22 and for thirty-nine week period ended June 28, 2008, the Company recognized interest income of $17.

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
Senior Floating Rate Notes
     On January 14, 2005, ATT completed the offering of $150,000 Senior Floating Rate Notes due 2012. The Senior Floating Rate Notes, issued at a 0.5% discount, bear interest at a floating rate per annum, reset quarterly, equal to LIBOR (London Interbank Offered Rate) plus 4.00%. At June 28, 2008, the reset rate was 6.71%. On March 25, 2005, ATT filed a registration statement with respect to new notes having substantially identical terms as the original notes, as part of an offer to exchange registered notes for the privately issued original Senior Floating Rate Notes. The new notes evidence the same debt as the original Senior Floating Rate Notes, are entitled to the benefits of the indenture governing the original Senior Floating Rate Notes and are treated under the indenture as a single class with the original notes. The

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
exchange offer was completed on May 23, 2005. The Senior Floating Rate Notes pay interest quarterly in cash in arrears on January 15, April 15, July 15 and October 15 of each year. The Senior Floating Rate Notes mature on January 15, 2012, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the Indenture.
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
     The indenture governing new Senior Floating Rate Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting the Company’s ability and the ability of the Company’s restricted subsidiaries to borrow money, guarantee debt or sell preferred stock, create liens, pay dividends on or redeem or repurchase stock, make certain investments, sell stock in the Company’s restricted subsidiaries, restrict dividends or other payments from restricted subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The indenture governing the Senior Floating Rate Notes also contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; failure to perform or observe certain covenants; inaccuracy of representations and warranties in any material respect, cross defaults with certain other indebtedness, certain bankruptcy related events, monetary judgment defaults and material non-monetary judgment defaults, ERISA (Employee Retirement Income Security Act) defaults and change of control. ATT can redeem the Senior Floating Rate Notes, in whole or in part, at any time on or after January 15, 2007. In addition, ATT is required to redeem the Senior Floating Rate Notes under certain circumstances involving changes of control. As of June 28, 2008, ATT has not redeemed any of the Notes.
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
     The Company has accounted for the interest rate swaps in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133, Accounting for Derivative Instruments and Hedging Activities,

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, ‘‘SFAS 133’’).  SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities.  SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company has accounted for the swaps as cash flow hedges. As of June 28, 2008, the interest rate swaps were recorded as a liability of $1,350. For the thirty-nine week period ended June 28, 2008, the change in fair value was recognized as a reduction of other comprehensive income of $1,727.
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
Amended and Restated Senior Secured Credit Agreement
     On April 7, 2006, in conjunction with the acquisition of Acorn Products, Inc. (“Acorn”), ATT entered into an Amended and Restated Senior Secured Credit Agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Acorn, UnionTools, Inc. (“Union”), and Ames True Temper Properties, Inc. (‘‘ATTP’’); together with ATT (the ‘‘Borrowers’’), the Company, as guarantor, and each lender from time to time thereto (the ‘‘Credit Agreement’’). The Credit Agreement amends and restates ATT’s existing credit facility with, among others, Bank of America, N.A. Pursuant to the Credit Agreement, the lenders made available a five-year revolving credit facility of up to $130,000 in order to finance the acquisition of Acorn, pay fees and expenses associated with the acquisition, repay outstanding debt and provide for ongoing working capital. ATT’s obligations under the Credit Agreement are guaranteed by ATT Holding Co. The credit facility is collateralized by substantially all of the assets of ATT and ATTP.
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
     Borrowings outstanding under the revolving credit facility as of June 28, 2008 and September 29, 2007 were $60,520 and $42,498, respectively. The Company had letters of credit outstanding totaling $3,182 and $3,882 as of June 28, 2008 and September 29, 2007, respectively. The total amount available under the revolving credit facility at June 28, 2008 was $58,581. The interest rate for base rate loans under the revolving credit facility is calculated as the higher of 1) the prevailing Federal Funds rate plus 50 basis

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
points or 2) the administrative agent’s prime interest rate plus an applicable rate determined by the Company’s consolidated leverage ratio as defined in the Credit Agreement. The interest rate for base rate loans under the revolving credit facility was 6.25% at June 28, 2008.
     Total indebtedness is as follows:

	June 28,	September 29,
	2008	2007
Revolving loan facility dated 4/7/06, expires 2011	$60,520	$42,498
Term Note due 2010	1,171	1,575
Capital lease obligations	24	71
Senior Floating Rate Notes due 2012, net of unamortized discount of $375 and $456, respectively	149,625	149,544
10% Senior Subordinated Notes due 2012	150,000	150,000

Total debt	361,340	343,688
Less short-term revolving loan facilities	(60,520)	(42,498)
Less current portion of capital lease obligation	(24)	(71)
Current portion of long-term debt	(552)	(541)

Long-term debt	$300,244	$300,578

8. Pension and Other Post-retirement Benefits

	Pension Benefits		Other Benefits
	Thirteen Week		Thirteen Week
	Period Ended		Period Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Service Cost	$767	$798	$—	$1
Interest Cost	2,277	2,141	23	26
Expected return on plan assets	(2,635)	(2,897)	—	—
Amortization of prior service cost	5	—	—	—
Amortization of unrecognized net loss	(3)	(12)	(29)	(28)

Net periodic benefit cost	$411	$30	$(6)	$(1)

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

	Pension Benefits		Other Benefits
	Thirty-nine Week		Thirty-nine Week
	Period Ended		Period Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Service Cost	$2,291	$2,390	$1	$1
Interest Cost	6,814	6,419	69	78
Expected return on plan assets	(7,886)	(8,686)	—	—
Amortization of prior service cost	17	—	—	—
Amortization of unrecognized net loss	(13)	(37)	(88)	(83)

Net periodic benefit cost	$1,223	$86	$(18)	$(4)

     On April 11, 2008, the Company notified salaried and certain hourly associates that the Company was freezing benefit accruals under its domestic defined benefit plan (“Pension Plan”) and the Ames True Temper, Inc. Supplemental Executive Retirement Plan (“SERP”) effective with the close of business on May 31, 2008. Participants under the Pension Plan accrued benefits through May 31, 2008 based on applicable years of benefit service and eligible compensation through that date. Service after May 31, 2008 will count for vesting purposes and toward meeting the eligibility requirements for commencing a pension benefit under the Pension Plan, but will not count toward the calculation of the pension benefit amount. Compensation earned after May 31, 2008 will similarly not count toward the determination of the pension benefit amounts under the Pension Plan. In conjunction with the freezing of benefit accruals under the Pension Plan, the Company froze benefit accruals under the SERP effective with the close of business on May 31, 2008. On June 1, 2008, the Company provided certain participants in the Pension Plan and SERP with enhanced matching contributions under an existing 401(k) defined contribution pension plan (the “401(k) Plan”). The eligibility for and amount of enhanced matching contributions under the 401(k) Plan will depend on an employee’s combined years of benefit accrual service and age under the Pension Plan projected through December 31, 2008. The change in the Pension Plan and SERP were accounted for as a curtailment under SFAS No. 88, Employer’s Accounting and Settlements and Curtailments of Defined Benefit Pension Plan and for Termination Benefits and resulted in no curtailment gain or loss.
Employer Contributions
     During the thirteen week periods ended June 28, 2008 and June 30, 2007, the Company contributed $51 and $57, respectively, to its defined benefit pension plans. During the thirty-nine week periods ended June 28, 2008 and June 30, 2007 the Company contributed $174 and $474, respectively, to its defined benefit pension plans.
     During the thirteen and thirty-nine week periods ended June 28, 2008 and June 30, 2007, the Company made no contributions to its post-retirement benefit plans.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
9. Other Comprehensive Loss

	Thirteen Week
	Period Ended
	June 28,	June 30,
	2008	2007
Net income	$5,966	$1,710
Other comprehensive (loss) income:
Currency translation adjustment	(487)	3,791
Fair value adjustments of swaps, net of tax	1,495	334

Comprehensive income	$6,974	$5,835

	Thirty-nine Week
	Period Ended
	June 28,	June 30,
	2008	2007
Net income (loss)	$5,511	$(8,408)
Other comprehensive income (loss):
Currency translation adjustment	548	2,501
Fair value adjustments of swaps, net of tax	(1,727)	(299)

Comprehensive income (loss)	$4,332	$(6,206)

10. Segment Information
     During the first quarter of fiscal 2008, the Company changed its organizational structure resulting in new chief operating decision makers. As a result, the Company has three operating segments, comprised of, the United States, Canada and Other. All of the Company’s revenues represent sales of similar products. All intercompany amounts are eliminated in the eliminations column. The Company has revised its segment disclosures for the thirteen and thirty-nine week periods ended June 30, 2007 for this organizational change. Segment information for the thirteen and thirty-nine week periods ended June 28, 2008 and June 30, 2007, representing the reportable segments currently utilized by the chief operating decision makers was as follows:

	Thirteen Week Period Ended
	June 28, 2008
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$140,599	$24,678	$2,932	$(5,629)	$162,580

Operating income (loss)	11,298	3,121	(24)		14,395
Interest expense, net					8,396
Other income					(919)

Income before income taxes					$6,918

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

	Thirteen Week Period Ended
	June 30, 2007
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$135,879	$20,570	$4,156	$(3,716)	$156,889

Operating income	9,318	2,166	101		11,585
Interest expense, net					9,279
Other income					(619)

Income before income taxes					$2,925

	Thirty-nine Week Period Ended
	June 28, 2008
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$340,868	$74,416	$7,968	$(14,748)	$408,504

Operating income (loss)	22,693	9,987	(161)		32,519
Interest expense, net					25,628
Other expense					470

Income before income taxes					$6,421

	Thirty-nine Week Period Ended
	June 30, 2007
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$360,855	$56,219	$7,957	$(9,165)	$415,866

Operating income (loss)	19,925	5,295	(38)		25,182
Interest expense, net					27,411
Other income					(382)

Loss before income taxes					$(1,847)

     Segment assets as of June 28, 2008 and September 29, 2007 are as follows:

	June 28, 2008	September 29, 2007
United States	$293,322	$321,415
Canada	125,806	64,250
Other	10,000	7,120

Total assets	$429,128	$392,785

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
11. Other (Income) Expense
     Other (income) expense consists of the following:

	Thirteen Week Period Ended
	June 28,	June 30,
	2008	2007
Unrealized foreign exchange gain	$(903)	$(553)
Other income	(16)	(66)

Total	$(919)	$(619)

	Thirty-nine Week Period Ended
	June 28,	June 30,
	2008	2007
Unrealized foreign exchange loss (gain)	$502	$(487)
Other (income) expense	(32)	105

Total	$470	$(382)

     On September 1, 2007, the Company entered into an intercompany financing arrangement whereby one of the Company’s Canadian subsidiaries issued a U. S. dollar denominated intercompany note. The intercompany note is not long-term in nature. As a result, the impact of exchange rate changes on the principal and interest of the note was recorded as an unrealized gain or loss in the condensed consolidated statements of operations. For the thirteen and thirty-nine week periods ended June 28, 2008 the Company recorded an unrealized gain on the note of $867 and an unrealized loss on the note of $540, respectively.
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
     The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of June 28, 2008 and September 29, 2007, the related condensed consolidating statements of operations for the thirteen and thirty-nine week periods ended June 28, 2008 and June 30, 2007 and the condensed consolidating statements of cash flows for the thirty-nine week periods ended June 28, 2008 and June 30, 2007 for ATT Holding Co. on a parent-only basis, with its investment in subsidiary recorded under the equity method, the issuer (Ames True Temper Inc.) as a wholly-owned subsidiary, on a parent-only basis, with its investments in subsidiaries recorded under the equity method, the Subsidiary Guarantors on a combined basis, the subsidiary non-guarantors on a combined basis and the Company on a consolidated basis.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Balance Sheet
As of June 28, 2008

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$311	$6	$16,137	$—	$16,454
Trade receivables, net	—	92,394	—	11,780	—	104,174
Inventories	—	85,160	—	18,717	—	103,877
Deferred income taxes	—	—	—	—	—	—
Assets held for sale	—	1,191	—	—	—	1,191
Prepaid expenses and other current assets	—	4,180	—	2,162	—	6,342

Total current assets	—	183,236	6	48,796	—	232,038
Property, plant and equipment, net	—	44,195	—	13,128	—	57,323
Intangibles, net	—	10,358	54,383	7,519	—	72,260
Goodwill	—	43,624	—	15,043	—	58,667
Intercompany receivable	—	40,214	210,897	1,662	(252,773)	—
Investment in subsidiaries	—	214,816	57,672	155,183	(427,671)	—
Other noncurrent assets	—	8,299	—	541	—	8,840

Total assets	$—	$544,742	$322,958	$241,872	$(680,444)	$429,128

Liabilities and stockholder’s (deficit) equity
Current liabilities:
Trade accounts payable	$—	$34,635	$56	$6,897	$—	$41,588
Accrued interest payable	—	9,596	—	—	—	9,596
Accrued expenses and other current liabilities	—	18,928	—	4,069	—	22,997
Revolving loan	—	60,520	—	—	—	60,520
Current portion of long-term debt and capital lease obligations	—	576	—	—	—	576

Total current liabilities	—	124,255	56	10,966	—	135,277
Deferred income taxes	—	13,235	—	7,905	—	21,140
Long-term debt	—	300,244	—	—	—	300,244
Accrued retirement benefits	—	12,384	—	—	—	12,384
Other liabilities	—	9,739	—	—	—	9,739
Intercompany payable	—	134,541	—	118,232	(252,773)	—
Cumulative losses in subsidiaries	49,656	—	—	—	(49,656)	—

Total liabilities	49,656	594,398	56	137,103	(302,429)	478,784
Commitments and contingencies
Stockholder’s (deficit) equity:
Preferred stock – Series A	—	—	—	—	—	—
Common stock – Class A	—	—	118,249	58,251	(176,500)	—
Common stock – Class B	—	—	—	—	—	—
Additional paid-in capital	110,500	110,500	154,502	—	(265,002)	110,500
Predecessor basis adjustment	(13,539)	(13,539)	—	—	13,539	(13,539)
(Accumulated deficit) retained earnings	(150,196)	(150,196)	41,186	36,201	72,809	(150,196)
Accumulated other comprehensive income	3,579	3,579	8,965	10,317	(22,861)	3,579

Total stockholder’s (deficit) equity	(49,656)	(49,656)	322,902	104,769	(378,015)	(49,656)

Total liabilities and stockholder’s (deficit) equity	$—	$544,742	$322,958	$241,872	$(680,444)	$429,128

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Balance Sheet
As of September 29, 2007

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$276	$5	$4,901	$—	$5,182
Trade receivables, net	—	45,517	—	10,789	—	56,306
Inventories	—	96,580	—	18,483	—	115,063
Deferred income taxes	—	752	—	—	—	752
Prepaid expenses and other current assets	—	4,388	—	1,121	—	5,509

Total current assets	—	147,513	5	35,294	—	182,812
Property, plant and equipment, net	—	51,641	—	14,414	—	66,055
Intangibles, net	—	11,244	54,383	7,697	—	73,324
Goodwill	—	44,156	—	15,164	—	59,320
Intercompany receivable	—	35,102	200,974	1,730	(237,806)	—
Investment in subsidiaries	—	199,518	56,574	145,910	(402,002)	—
Other noncurrent assets	—	10,783	—	491	—	11,274

Total assets	$—	$499,957	$311,936	$220,700	$(639,808)	$392,785

Liabilities and stockholder’s (deficit) equity
Current liabilities:
Trade accounts payable	$—	$29,466	$157	$5,718	$—	$35,341
Accrued interest payable	—	6,254	—	—	—	6,254
Accrued expenses and other current liabilities	—	18,154	—	5,278	—	23,432
Revolving loan	—	42,498	—	—	—	42,498
Current portion of long-term debt and capital lease obligations	—	612	—	—	—	612

Total current liabilities	—	96,984	157	10,996	—	108,137
Deferred income taxes	—	15,512	—	4,965	—	20,477
Long-term debt	—	300,578	—	—	—	300,578
Accrued retirement benefits	—	10,943	—	—	—	10,943
Other liabilities	—	6,638	—	—	—	6,638
Intercompany payable	—	123,290	3,800	110,716	(237,806)	—
Cumulative losses in subsidiaries	53,988	—	—	—	(53,988)	—

Total liabilities	53,988	553,945	3,957	126,677	(291,794)	446,773
Commitments and contingencies
Stockholder’s (deficit) equity:
Preferred stock – Series A	—	—	—	—	—	—
Common stock – Class A	—	—	118,249	58,251	(176,500)	—
Common stock – Class B	—	—	—	—	—	—
Additional paid-in capital	110,500	110,500	154,502	—	(265,002)	110,500
Predecessor basis adjustment	(13,539)	(13,539)	—	—	13,539	(13,539)
(Accumulated deficit) retained earnings	(155,707)	(155,707)	26,277	26,065	103,365	(155,707)
Accumulated other comprehensive income	4,758	4,758	8,951	9,707	(23,416)	4,758

Total stockholder’s (deficit)	(53,988)	(53,988)	307,979	94,023	(348,014)	(53,988)

Total liabilities and stockholder’s (deficit) equity	$—	$499,957	$311,936	$220,700	$(639,808)	$392,785

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Statement of Operations
For the Thirteen Week Period Ended June 28, 2008

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$140,139	$—	$27,309	$(4,868)	$162,580
Cost of goods sold	—	107,288	—	19,406	(4,868)	121,826

Gross profit	—	32,851	—	7,903	—	40,754
Selling, general and administrative expenses	—	21,039	58	4,724	—	25,821
Loss on disposal of fixed assets	—	35	—	(3)	—	32
Amortization of intangible assets	—	295	—	45	—	340
Impairment of fixed assets	—	166	—	—	—	166

Operating income (loss)	—	11,316	(58)	3,137	—	14,395
Interest expense (income), net	—	10,603	(4,509)	2,302	—	8,396
Other expense (income)	—	3,119	(3,501)	(537)	—	(919)

(Loss) income before income taxes	—	(2,406)	7,952	1,372	—	6,918
Income tax (benefit) expense	—	(2,266)	2,784	434	—	952
Equity in earnings of subsidiaries	5,966	6,106	958	3,632	(16,662)	—

Net income	$5,966	$5,966	$6,126	$4,570	$(16,662)	$5,966

ATT Holding Co.
Condensed Consolidating Statement of Operations
For the Thirteen Week Period Ended June 30, 2007

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$135,879	$—	$24,184	$(3,174)	$156,889
Cost of goods sold	—	104,559	—	17,359	(3,174)	118,744

Gross profit	—	31,320	—	6,825	—	38,145
Selling, general and administrative expenses	—	21,085	—	4,517	—	25,602
Loss on disposal of fixed assets	—	583	—	—	—	583
Amortization of intangible assets	—	333	—	42	—	375

Operating income	—	9,319	—	2,266	—	11,585
Interest expense (income), net	—	11,093	(1,891)	77	—	9,279
Other expense (income)	—	1,890	(2,240)	(269)	—	(619)

(Loss) income before income taxes	—	(3,664)	4,131	2,458	—	2,925
Income tax (benefit) expense	—	(1,000)	1,446	769	—	1,215
Equity in earnings of subsidiaries	1,710	4,374	—	—	(6,084)	—

Net income	$1,710	$1,710	$2,685	$1,689	$(6,084)	$1,710

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Statement of Operations
For the Thirty-nine Week Period Ended June 28, 2008

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$340,020	$—	$81,005	$(12,521)	$408,504
Cost of goods sold	—	258,934	—	56,042	(12,521)	302,455

Gross profit	—	81,086	—	24,963	—	106,049
Selling, general and administrative expenses	—	56,754	174	14,848	—	71,776
Loss (gain) on disposal of fixed assets	—	534	—	(3)	—	531
Amortization of intangible assets	—	886		137	—	1,023
Impairment of fixed assets	—	200	—	—	—	200

Operating income (loss)	—	22,712	(174)	9,981	—	32,519
Interest expense (income), net	—	31,993	(13,309)	6,944	—	25,628
Other expense (income)	—	6,960	(8,218)	1,728	—	470

(Loss) income before income taxes	—	(16,241)	21,353	1,309	—	6,421
Income tax (benefit) expense	—	(7,010)	7,474	446	—	910
Equity in earnings of subsidiaries	5,511	14,742	1,030	9,272	(30,555)	—

Net income	$5,511	$5,511	$14,909	$10,135	$(30,555)	$5,511

ATT Holding Co.
Condensed Consolidating Statement of Operations
For the Thirty-nine Week Period Ended June 30, 2007

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$361,487	$—	$61,917	$(7,538)	$415,866
Cost of goods sold	—	277,239	—	43,105	(7,538)	312,806

Gross profit	—	84,248	—	18,812	—	103,060
Selling, general and administrative expenses	—	62,112	—	13,434	—	75,546
Loss on disposal of fixed assets	—	1,212	—	—	—	1,212
Amortization of intangible assets	—	999	—	121	—	1,120

Operating income	—	19,925	—	5,257	—	25,182
Interest expense (income), net	—	32,812	(5,486)	85	—	27,411
Other expense (income)	—	4,983	(5,917)	552	—	(382)

(Loss) income before income taxes	—	(17,870)	11,403	4,620	—	(1,847)
Income tax expense	—	1,061	3,991	1,509	—	6,561
Equity in (loss) earnings of subsidiaries	(8,408)	10,523	—	—	(2,115)	—

Net (loss) income	$(8,408)	$(8,408)	$7,412	$3,111	$(2,115)	$(8,408)

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Statement of Cash Flows
For the Thirty-nine Week Period Ended June 28, 2008

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities
Net income	$5,511	$5,511	$14,909	$10,136	$(30,556)	$5,511
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	—	9,691	—	2,051	—	11,742
Equity in earnings of subsidiaries	(5,511)	(14,743)	(1,030)	(9,272)	30,556	—
Provision for deferred taxes	—	1,125	—	2,328	—	3,453
Other, net	—	3,311	—	157	—	3,468
Unrealized foreign currency loss	—	—	—	502	—	502
Changes in assets and liabilities:
Accounts receivable	—	(46,754)	—	(1,013)	—	(47,767)
Inventories	—	11,420	—	(234)	—	11,186
Prepaid expenses and other current assets	—	(451)	—	(226)	—	(677)
Accounts payable	—	5,168	(100)	1,179	—	6,247
Intercompany accounts	—	6,877	(13,778)	6,901	—	—
Accrued expenses and other liabilities	—	5,460	—	(691)	—	4,769

Net cash (used in) provided by operating activities	—	(13,385)	1	11,818	—	(1,566)

Investing activities
Cash paid for property, plant and equipment	—	(4,968)	—	(547)	—	(5,515)
Proceeds from sale of property, plant and equipment	—	588	—	12	—	600
Proceeds from state government grant	—	300	—	—	—	300

Net cash used in investing activities	—	(4,080)	—	(535)	—	(4,615)

Financing activities
Repayments of long-term debt	—	(522)	—	—	—	(522)
Borrowings on revolver	—	126,822	—	—	—	126,822
Repayments on revolver	—	(108,800)	—	—	—	(108,800)

Net cash provided by financing activities	—	17,500	—	—	—	17,500
Effect of exchange rate changes on cash	—	—	—	(47)	—	(47)

Increase in cash and cash equivalents	—	35	1	11,236	—	11,272
Cash and cash equivalents at beginning of period	—	276	5	4,901	—	5,182

Cash and cash equivalents at end of period	$—	$311	$6	$16,137	$—	$16,454

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Statement of Cash Flows
For the Thirty-nine Week Period Ended June 30, 2007

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities
Net (loss) income	$(8,408)	$(8,408)	$7,412	$3,111	$(2,115)	$(8,408)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation expense	—	10,389	—	1,786	—	12,175
Equity in loss (earnings) of subsidiaries	8,408	(10,523)	—	—	2,115	—
Provision for deferred taxes	—	3,545	—	228	—	3,773
Other, net	—	4,393	—	(48)	—	4,345
Unrealized foreign currency gain	—	—	—	(487)	—	(487)
Changes in assets and liabilities:
Accounts receivable	—	(31,978)	—	(932)	—	(32,910)
Inventories	—	31,701	—	(1,635)	—	30,066
Prepaid expenses and other current assets	—	750	—	(178)	—	572
Accounts payable	—	(3,133)	45	(724)	—	(3,812)
Intercompany accounts	—	7,836	(7,458)	(378)	—	—
Accrued expenses and other liabilities	—	(3,132)	—	590	—	(2,542)

Net cash provided by (used in) operating activities	—	1.440	(1)	1,333	—	2,772
Investing activities
Cash paid for property, plant and equipment	—	(5,335)	—	(3,680)	—	(9,015)
Proceeds from sale of property, plant and equipment	—	1,666	—	—	—	1,666
Release of restricted cash held in escrow	—	2,081	—	—	—	2,081

Investment in joint venture		(300)		—		(300)

Net cash used in investing activities	—	(1,888)	—	(3,680)	—	(5,568)
Financing activities
Repayments of long-term debt	—	(631)	—	(2)	—	(633)
Borrowings on revolver	—	121,439	—	—	—	121,439
Repayments on revolver	—	(120,948)	—	—	—	(120,948)

Net cash used in financing activities	—	(140)	—	(2)	—	(142)
Effect of exchange rate changes on cash	—	31	—	75	—	106

Decrease in cash and cash equivalents	—	(557)	(1)	(2,274)	—	(2,832)
Cash and cash equivalents at beginning of period	—	1,017	6	4,615	—	5,638

Cash and cash equivalents at end of period	$—	$460	$5	$2,341	$—	$2,806

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
13. Related Party Transactions
     The Company is party to a management agreement with Castle Harlan, Inc., an affiliate of the shareholder, under which Castle Harlan, Inc. provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Company. The Company recorded expenses of $758 and $2,311 for the thirteen and thirty-nine weeks ended June 28, 2008, respectively, related to the annual management fees which are included in selling, general and administrative expenses. The expenses for the thirteen and thirty-nine weeks ended June 30, 2007 were $724 and $2,214, respectively. The management fees are payable quarterly in advance in accordance with the management agreement. The Company had payables of $34 and $42 to Castle Harlan, Inc. at June 28, 2008 and September 29, 2007, respectively, which were included in trade accounts payable.
     On June 28, 2004, certain management employees of ATT and affiliates became eligible to purchase Class B units of CHATT Holdings LLC at fair market value. These units vest based on three criteria: (1) time vesting based on a five year term, (2) performance vesting based on the financial results of ATT and (3) vesting based upon a targeted rate of return upon a change of control. There are certain acceleration clauses in the event of a change of control. As of June 28, 2008 and September 29, 2007, there were 155,033 and 156,535 units, respectively, issued to management and members of the CHATT Holdings LLC Board of Directors who are not employees of ATT or Castle Harlan, Inc. Additionally, an affiliate of Castle Harlan holds 41,444 and 39,485 units at June 28, 2008 and September 29, 2007, respectively. These units may not be sold, pledged or otherwise transferred except in compliance with applicable securities laws. Additional restrictions and limitations are set forth in the agreement.
14. Assets Held for Sale
     During the thirteen week period ended June 28, 2008, the available for sale criteria under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, were met. Assets held for sale of $1,191, are comprised of $921 of buildings and $270 of land. The assets held for sale consist of two woodmills located in Portville, NY and Palmyra, ME and a manufacturing facility in Frankfort, NY. The carrying amount of these assets was determined to be more than their approximate fair value less cost to sell, therefore, the Company recorded an impairment loss on these assets of $166.
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
     The following discussion and analysis of our parent’s results of operations and financial condition should be read in conjunction with and is qualified in its entirety by reference to the unaudited condensed consolidated financial statements and accompanying notes of ATT Holding Co. (the ‘‘Company’’) as it relates to the consolidated financial performance and results of operations of our parent, ATT Holding Co. and the wholly-owned subsidiaries of Ames True Temper, Inc., (“ATT”). A separate discussion for Ames True Temper, Inc. is not presented since our parent has no operations or assets separate from its investment in Ames True Temper, Inc. and since the Senior Subordinated Notes and the Senior Floating Rate Notes are guaranteed by our parent and all of our domestic subsidiaries. This Form 10-Q contains forward-looking statements. All statements other than statements of historical fact are ‘‘forward-looking statements’’ for purposes of federal and state securities laws.
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
     Our actual results, performance or achievements, could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. We do not intend, and we undertake no obligation, to update any forward-looking statement included in this report, whether as a result of new information, future events or otherwise, after the date of this report. This report should be read in conjunction with the Company’s most recent financial statements, Item 1A, Risk Factors and the Management’s Discussion & Analysis (MD&A) included in the Company’s Form 10-K for the fiscal year ended September 29, 2007.

Overview
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (‘‘MD&A’’) is intended to help the reader understand Ames True Temper, Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and the accompanying notes thereto of our parent, ATT Holding Co., contained in Item 1 of this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See ‘‘Forward-Looking Statements.’’ This overview summarizes the MD&A, which includes the following sections:
•	Our Business – a general description of our business and a summary of critical accounting estimates and recent accounting pronouncements.

•	Operations Review – an analysis of our Company’s consolidated results of operations for the thirteen and thirty-nine week periods as presented in our unaudited condensed consolidated financial statements.

•	Liquidity, Capital Resources and Financial Position – an analysis of cash flows; debt and other obligations; off-balance sheet arrangements; aggregate contractual obligations and an overview of financial position.
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
Critical Accounting Estimates
     For a description of the critical accounting estimates that require the use of significant judgment and estimates by management, refer to ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates’’ included in our Form 10-K for the fiscal year ended September 29, 2007.
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
Operations Review
Thirteen weeks ended June 28, 2008 compared to thirteen weeks ended June 30, 2007
Company-Wide
     The following table presents the major components of our statements of operations together with each component’s percentage of net sales for the thirteen week periods ended June 28, 2008 and June 30, 2007:

	Thirteen Week Period Ended
	June 28, 2008		June 30, 2007
	(Dollars in Millions)
Net sales	$162.6	100.0%	$156.9	100.0%
Cost of goods sold	121.8	74.9%	118.8	75.7%

Gross profit	40.8	25.1%	38.1	24.3%
Selling, general, and administrative expenses	25.8	15.9%	25.6	16.3%
Loss on disposal of fixed assets	—	—	0.6	0.4%
Amortization of intangible assets	0.3	0.2%	0.3	0.2%
Impairment of fixed assets	0.2	0.1%	—	—

Operating income	14.5	8.9%	11.6	7.4%
Interest expense, net	8.4	5.2%	9.3	5.9%
Other income	(0.9)	-0.6%	(0.6)	-0.4%

Income before income taxes	7.0	4.3%	2.9	1.9%
Income tax expense	1.0	0.6%	1.2	0.8%

Net income	$6.0	3.7%	$1.7	1.1%

     Net Sales. Net sales for the thirteen week period ended June 28, 2008 increased $5.7 million, or 3.6%, to $162.6 million from $156.9 million for the thirteen weeks ended June 30, 2007. Overall net sales increased primarily from volume increases in certain product lines as a result of a cold and wet spring that delayed purchases by the consumer from the thirteen week period ended March 29, 2008 to the current thirteen week period ended June 28, 2008. Net sales also increased due to price increases on certain product lines in the U.S. and additional product line placement in Canada. These increases were partially offset by the continuing soft U.S. housing market and the recording of advertising allowances for certain customers as a reduction of revenue. In the thirteen week period ended March 29, 2008, the Company modified its contractual advertising arrangements with certain customers. These modifications were not in existence in the thirteen week period ended June 30, 2007.
     Gross Profit. Gross profit for the thirteen weeks ended June 28, 2008 increased $2.7 million, or 7.1%, to $40.8 million from $38.1 million for the thirteen weeks ended June 30, 2007. The gross profit increase was due to higher sales volume and improved manufacturing efficiencies during the thirteen weeks ended June 28, 2008. During the thirteen week period ended June 30, 2007, the Company incurred unfavorable absorption variances in conjunction with a planned inventory reduction. The increase was partially offset by the recording of advertising allowances for certain customers as a reduction of revenue as discussed above.

     The effect of price increases was offset by the inflation of raw materials. Gross profit as a percentage of net sales increased to 25.1% for the thirteen week period ended June 28, 2008 from 24.3% for the thirteen week period ended June 30, 2007.
     Selling, General and Administrative (‘‘SG&A’’) Expenses. SG&A expenses for the thirteen weeks ended June 28, 2008 increased $0.2 million to $25.8 million from $25.6 million for the thirteen weeks ended June 30, 2007. SG&A expenses were up slightly as a result of increases in sales and distribution expenses, which were partially offset by a decrease in product development costs and lower advertising expense as a result of the Company modifying its contractual advertising arrangements with certain customers, as described above.
     Amortization of Intangible Assets. During the thirteen weeks ended June 28, 2008 and June 30, 2007, we recorded $0.3 million in amortization expense.
     Interest Expense, Net. Interest expense for the thirteen weeks ended June 28, 2008 decreased $0.9 million to $8.4 million from $9.3 million during the thirteen weeks ended June 30, 2007. The decrease was primarily the result of decreased borrowings and lower interest rates under our revolving credit facility.
     Other Income. Other income for the thirteen weeks ended June 28, 2008 was $0.9 million and was primarily the result of an unrealized foreign currency translation gain of $0.9 million on a U.S. dollar denominated intercompany note issued by a Canadian subsidiary in September 2007 that is not of a long-term nature. Other income for the thirteen weeks ended June 30, 2007 was $0.6 million.
     Income Tax Expense. Income tax expense for the thirteen weeks ended June 28, 2008, was $1.0 million or approximately 13.8% of income before taxes. Income tax expense for the thirteen weeks ended June 30, 2007 was $1.2 million or approximately 41.5% of income before taxes. As of June 28, 2008 and September 29, 2007, a deferred tax asset valuation allowance was necessary for substantially all of our U.S. domestic deferred tax assets, net of certain deferred tax liabilities. The Company expects to maintain a valuation allowance on these deferred tax assets until it can sustain a sufficient level of profits in the applicable jurisdictions that will demonstrate the ability to realize these net deferred tax assets.
Our Segments
     The following table presents our net sales and operating income after intercompany eliminations by segment for the thirteen week periods ended June 28, 2008 and June 30, 2007:

	Thirteen Week Period Ended
	June 28, 2008		June 30, 2007
	(Dollars in Millions)
Net sales:
United States	$136.1	83.7%	$132.7	84.6%
Canada	24.3	14.9%	21.9	14.0%
Other	2.2	1.4%	2.3	1.4%

Total net sales	$162.6	100%	$156.9	100.0%

Operating income :
United States	$11.4	8.4%	$9.3	7.0%
Canada	3.1	12.8%	2.2	10.0%
Other	—	—	0.1	4.3%

Total operating income	$14.5	8.9%	$11.6	7.4%

United States
     Net Sales. Net sales for the thirteen week period ended June 28, 2008 increased $3.4 million, or 2.6%, to $136.1 million from $132.7 million for the thirteen weeks ended June 30, 2007. Overall volume increased primarily as a result of the consumers delaying purchases from the prior thirteen week period ended March 29, 2008 as a result of the late start to the gardening season due to a cold and wet spring. Price increases on certain product lines also contributed to higher net sales for the thirteen week period ended June 28, 2008. These increases were partially offset by the continuing soft U.S. housing market and the recording of advertising allowances for certain customers as a reduction of revenue as discussed above.
     Operating income. Operating income for the thirteen weeks ended June 28, 2008 increased $2.1 million to $11.4 million from $9.3 million for the thirteen weeks ended June 30, 2007. This increase was primarily due to a higher sales volume and improved manufacturing efficiencies.
Canada
     Net Sales. Net sales for the thirteen week period ended June 28, 2008 increased $2.4 million, or 11.0%, to $24.3 million from $21.9 million for the thirteen weeks ended June 30, 2007. This increase is primarily due to the placement of additional product lines with existing customers.
     Operating income. Operating income for the thirteen weeks ended June 28, 2008 increased $0.9 million to $3.1 million from $2.2 million for the thirteen weeks ended June 30, 2007. This increase was primarily the result of increased sales volume and favorable manufacturing absorption variances due to the increased sales.
Other
     Changes in net sales and gross profit for this segment were not significant for the periods presented.
Thirty-nine weeks ended June 28, 2008 compared to thirty-nine weeks ended June 30, 2007
Company-Wide
The following table presents the major components of our statements of operations together with each component’s percentage of net sales for the thirty-nine week periods ended June 28, 2008 and June 30, 2007

	Thirty-nine Week Period Ended
	June 28, 2008		June 30, 2007
		(Dollars in Millions)
Net sales	$408.5	100.0%	$415.9	100.0%
Cost of goods sold	302.5	74.0%	312.8	75.2%

Gross profit	106.0	26.0%	103.1	24.8%
Selling, general, and administrative expenses	71.8	17.6%	75.6	18.2%
Loss on disposal of fixed assets	0.5	0.1%	1.2	0.3%
Amortization of intangible assets	1.0	0.2%	1.1	0.3%
Impairment of fixed assets	0.2	0.0%	—	—

Operating income	32.5	8.0%	25.2	6.1%
Interest expense, net	25.6	6.3%	27.4	6.6%
Other expense (income)	0.5	0.1%	(0.4)	-0.1%

Income (loss) before taxes	6.4	1.6%	(1.8)	-0.4%
Income tax expense	0.9	0.2%	6.6	1.6%

Net income (loss)	$5.5	1.4%	$(8.4)	-2.0%

     Net Sales. Net sales for the thirty-nine week period ended June 28, 2008 decreased $7.4 million, or 1.8%, to $408.5 million from $415.9 million for the thirty-nine weeks ended June 30, 2007. Overall net sales decreased primarily as a result of the continuing soft U.S. housing market, the recording of store servicing fees as a reduction of revenue due to a change in the structure of the store servicing arrangements and the recording of advertising allowances as a reduction of revenue as described above. The decrease was partially offset by higher sales volumes in the snow tool category of $17.3 million due to significant snowfall in Canada and certain parts of the United States, favorable exchanges rates with the Canadian dollar as compared to the prior year thirty-nine week period and price increases on certain product lines in the U.S.
     Gross Profit. Gross profit for the thirty-nine weeks ended June 28, 2008 increased $2.9 million, or 2.8%, to $106.0 million from $103.1 million for the thirty-nine weeks ended June 30, 2007. The increase was primarily due to improved manufacturing efficiencies in the United States and Canada. The increases were partially offset by the negative impact from lower sales, the recording of store servicing fees as a reduction of revenue and the recording of advertising allowances for certain customers as a reduction of revenue in fiscal 2008 as described above. The effect of price increases was offset by the inflation of raw materials. Gross profit as a percentage of net sales increased to 26.0% for the thirty-nine week period ended June 28, 2008 from 24.8% for the thirty-nine week period ended June 30, 2007.
     Selling, General and Administrative (‘‘SG&A’’) Expenses. SG&A expenses for the thirty-nine weeks ended June 28, 2008 decreased $3.8 million to $71.8 million from $75.6 million for the thirty-nine weeks ended June 30, 2007. The decrease relates primarily to the recording of store servicing and advertising allowances for certain customers as a reduction of revenue in fiscal 2008.
     Amortization of Intangible Assets. During the thirty-nine weeks ended June 28, 2008, we recorded $1.0 million in amortization expense, as compared to $1.1 million during the thirty-nine week period ended June 30, 2007.
     Interest Expense, Net. Interest expense for the thirty-nine weeks ended June 28, 2008 decreased $1.8 million to $25.6 million from $27.4 million during the thirty-nine weeks ended June 30, 2007. The decrease was primarily the result of decreased borrowings and lower interest rates under our revolving credit facility.
     Other Expense (Income). Other expense for the thirty-nine weeks ended June 28, 2008 was $0.5 million and was primarily the result of an unrealized foreign currency translation loss of $0.5 million on a U.S. dollar denominated note issued by a Canadian subsidiary in September 2007 that is not of a long-term nature. Other income for the thirty-nine weeks ended June 30, 2007 was $0.4 million.
     Income Tax Expense. Income tax expense for the thirty-nine weeks ended June 28, 2008, was $0.9 million or approximately 14.2% of income before taxes. Income tax expense for the thirty-nine weeks ended June 30, 2007 was $6.6 million primarily due to the recording of a $6.9 million valuation allowance on U.S. federal and state deferred tax assets which were not otherwise offset by reversing deferred tax liabilities. As of June 28, 2008 and September 29, 2007, a deferred tax asset valuation allowance was necessary for substantially all of our U.S. domestic deferred tax assets, net of certain deferred tax liabilities. The Company expects to maintain a valuation allowance on these deferred tax assets until it can sustain a sufficient level of profits in the applicable jurisdictions that will demonstrate the ability to realize these net deferred tax assets.

Our Segments
     The following table presents our net sales and operating income (loss) after intercompany eliminations by segment for the thirty-nine week periods ended June 28, 2008 and June 30, 2007:

	Thirty-nine week Period Ended
	June 28, 2008		June 30, 2007
	(Dollars in Millions)
Net sales:
United States	$330.0	80.8%	$354.1	85.1%
Canada	72.6	17.8%	55.9	13.5%
Other	5.9	1.4%	5.9	1.4%

Total net sales	$408.5	100.0%	$415.9	100.0%

Operating income (loss):
United States	$22.7	6.9%	$19.9	5.6%
Canada	10.0	13.8%	5.3	9.5%
Other	(0.2)	-3.4%	—	—

Total operating income	$32.5	8.0%	$25.2	6.1%

United States
     Net Sales. Net sales for the thirty-nine week period ended June 28, 2008 decreased $24.1 million, or 6.8%, to $330.0 million from $354.1 million for the thirty-nine weeks ended June 30, 2007. Overall net sales decreased primarily from lower sales volumes as a result of the soft U.S. housing market, the recording of store servicing fees as a reduction of revenue and by the recording of advertising allowances for certain customers as a reduction of revenue as discussed above. This decrease was partially offset by an increase in sales in the snow tool category of $5.5 million due to significant snowfall in certain parts of the United States as compared to the prior year thirty-nine week period and a price increase on certain product lines.
     Operating income. Operating income for the thirty-nine weeks ended June 28, 2008 increased $2.8 million to $22.7 million from $19.9 million for the thirty-nine weeks ended June 30, 2007. This increase was primarily due to improved manufacturing efficiencies as described above and a favorable mix of product sales with higher gross margins partially offset by the margin impact from lower sales volume.
Canada
     Net Sales. Net sales for the thirty-nine week period ended June 28, 2008 increased $16.7 million, or 29.9%, to $72.6 million from $55.9 million for the thirty-nine weeks ended June 30, 2007. This increase was primarily due to an increase of $11.9 million in snow tools sales due to heavy snowfall, additional product line placements to existing customers and the favorable impact of the foreign currency exchange rate as compared to the same period in the prior year.
     Operating income. Operating income for the thirty-nine weeks ended June 28, 2008 increased $4.7 million to $10.0 million from $5.3 million for the thirty-nine weeks ended June 30, 2007. This increase was primarily the result of increased sales volume in the snow tool category offset by the increase in selling expense related to the increased sales volumes and new product development costs.
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
Cash Flows from Operating Activities
     Cash used in operating activities for the thirty-nine week periods ended June 28, 2008 was $1.6 million, compared to cash provided by operating activities of $2.8 million for the thirty-nine week period ended June 30, 2007. The increase in cash used in operations was primarily the result of an increase in accounts receivable and a smaller decrease in inventories then in the prior thirty-nine week period partially offset by an increase in accounts payable, accrued expenses and other liabilities and net income in the current period as compared to a net loss in the prior period.
Cash Flows from Investing Activities
     Cash used in investing activities was $4.6 million and $5.6 million for the thirty-nine week periods ended June 28, 2008 and June 30, 2007, respectively. Purchases of property, plant and equipment were the main investing activities of the Company during both periods. Fiscal 2008 capital expenditures are expected to be at or slightly below prior fiscal year levels.
Cash Flows from Financing Activities
     Cash provided by financing activities was $17.5 million for the thirty-nine week period ended June 28, 2008 and cash used in financing activities was $0.1 million for the thirty-nine week period ended June 30, 2007. The increase in cash provided by financing activities was primarily related to increased net borrowings on our revolver. We entered the current thirty-nine week period with a $24.1 million lower balance on our revolver as compared to the prior thirty-nine week period ended June 30, 2007.
Debt and Other Obligations
Senior Secured Credit Facility as Amended and Restated
     On April 7, 2006, we entered into an amended and restated credit agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Acorn Products, Inc., (“Acorn”) UnionTools, Inc., (“Union”) and Ames True Temper Properties, Inc. (‘‘ATTP’’); together with the Company, (the ‘‘Borrowers’’), ATT Holding Co., as guarantor, and each lender from time to time thereto (the ‘‘Credit Agreement’’). The Credit Agreement amends and restates our existing credit facility with, among others, Bank of America, N.A. Pursuant to the Credit Agreement, the lenders made available a five-year revolving credit facility of up to $130.0 million, including a sub-facility for letters of credit in an amount not to exceed $15.0 million and a sub-facility for swing-line loans in an amount not to exceed $15.0 million. The Borrowers’ obligations under the Credit Agreement are guaranteed by ATT Holding Co. The credit facility is collateralized by substantially all of the assets of ATT and ATTP. Future domestic subsidiaries will be required to guarantee the obligations and grant a lien on substantially all of their assets.
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
     The terms of the Credit Agreement include various covenants that restrict our ability to, among other things, incur additional liens, incur additional indebtedness and make additional investments. In addition, the Borrowers are prohibited from incurring capital expenditures exceeding $15.0 million in any fiscal year (subject to the right to carry over the unused portion to the following year). In addition, under certain circumstances the Borrowers will be required to have Consolidated EBITDA, as defined by the Credit Agreement, of at least $41.0 million for each period of four fiscal quarters. The Credit Agreement also includes customary events of default, including, without limitation, payment defaults, cross defaults to other indebtedness and bankruptcy related defaults. As of June 28, 2008, we were in compliance with all of our financial covenants. As of June 28, 2008, we had $60.5 million of borrowings on the revolving portion of our senior credit facility, with $3.2 million of letters of credit outstanding under the Credit Agreement. At June 28, 2008, based on the borrowing base calculation, the revolver limit was $122.3 million, with $58.6 million available under the revolving credit facility.
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
     The indenture governing Senior Subordinated Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting our ability and the ability of our restricted subsidiaries to borrow money, guarantee debt or sell preferred stock, create liens, pay dividends on or redeem or repurchase stock, make certain investments, sell stock in our restricted subsidiaries, restrict dividends or other payments from restricted subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The indenture governing the Senior Subordinated Notes also contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; violations of certain covenants; certain bankruptcy-related events; invalidity of liens; non-payment of certain legal judgments and cross defaults with certain other indebtedness. We may redeem the Senior Subordinated Notes on or after July 15, 2008. We are required to redeem the Senior Subordinated Notes under certain circumstances involving changes of control. As of June 28, 2008 we were in compliance with all of our financial covenants.

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
     The indenture governing the Senior Floating Rate Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting our ability and the ability of our restricted subsidiaries to borrow money, guarantee debt or sell preferred stock, create liens, pay dividends on or redeem or repurchase stock, make specified types of investments, sell stock in our restricted subsidiaries, restrict dividends or other payments from restricted subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The indenture governing the Senior Floating Rate Notes also contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; failure to perform or observe certain covenants; inaccuracy of representations and warranties in any material respect, cross defaults with certain other indebtedness, certain bankruptcy related events, monetary judgment defaults and material non-monetary judgment defaults, ERISA (Employee Retirement Income Security Act) defaults and change of control. We can redeem the Senior Floating Rate Notes, in whole or in part, at any time on or after January 15, 2007. In addition, we are required to redeem the Senior Floating Rate Notes under certain circumstances involving changes of control. As of June 28, 2008 we were in compliance with all financial covenants.
Other Debt
     On July 19, 2005, we entered into a $2.7 million Term Note, Loan and Security Agreement and Subordination Agreement with a Lender. This note is payable in monthly installments over five years. The interest rate per annum is equal to 2.5% and secured by certain collateral, which was agreed to by the Administrative Agent of the Senior Secured Credit Facility, as amended and restated. Under the terms of this note, we are required to create 108 jobs at the new manufacturing facility in Pennsylvania within three years of the completion of the facility. The Term Note contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation, nonpayment of principal, interest, fees and failure to perform or observe certain covenants. As of June 28, 2008, we were in compliance with these covenants.
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
     The interest rate swaps are accounted for in accordance with Statement of Financial Accounting Standard (‘‘SFAS’’) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, ‘‘SFAS 133’’). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. As of June 28, 2008, the interest rate swaps were recorded as a liability of $1.4 million. For the thirty-nine week period ended June 28, 2008, the change in fair value was recognized as a reduction of other comprehensive income of $1.7 million.
Off-Balance Sheet Arrangements
     As of June 28, 2008 and September 29, 2007, we had no off-balance sheet arrangements.
Contractual Obligations and Commitments
     The following table represents our contractual commitments associated with our debt and other obligations as of June 28, 2008.

		July	October	October	October	October
		2008 to	2008 to	2009 to	2010 to	2011 to
		September	September	September	September	September
	Total	2008	2009	2010	2011	2012	Thereafter
	(Dollars in Thousands)
Contractual Obligations
Revolving credit facility	$60,520	$60,520	$—	$—	$—	$—	$—
Senior Floating Rate Notes	150,000	—	—	—	—	150,000	—
Senior Subordinated Notes	150,000	—	—	—	—	150,000	—
Term Note	1,171	137	555	479	—	—	—
Interest on Notes	107,853	6,787	27,955	28,566	28,680	15,865	—
Operating leases	81,623	2,535	9,557	9,434	9,369	7,817	42,911
Pension and postretirement payments	3,879	1,176	460	470	1,081	692	—
Medical self-insurance	1,849	1,849	—	—	—	—	—
Open purchase orders	34,552	34,552	—	—	—	—	—
Other commitments	838	343	495	—	—	—	—

Total contractual obligations	$592,285	$107,899	$39,022	$38,949	$39,130	$324,374	$42,911

Commitments
Outstanding letters of credit	$3,182	$3,182	$—	$—	$—	$—	$—

Total commitments	$3,182	$3,182	$—	$—	$—	$—	$—

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
     We have frozen benefit accruals under the domestic defined benefit plan (‘the Pension Plan”) effective with the close of business on May 31, 2008. The U.S. plan obligations portion of the pension and postretirement payments listed in the above table reflect actual investment performance as of December 31, 2007 and assumes an 8% annualized rate of return from January 1, 2008 to December 31, 2008.
Financial Position
     Our condensed consolidated balance sheet as of June 28, 2008, compared to our condensed consolidated balance sheet as of September 29, 2007, was impacted by the following:
•	An increase in accounts receivable and accounts payable of $47.9 million and $6.2 million, respectively, and a decrease in inventory of $11.2 million as a result of finishing our peak selling season.
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
Interest Rate Risk
     Our primary market risk is interest rate exposure with respect to our floating rate debt. We estimate a 1% change in interest rates would impact us by approximately $1.0 million on a pre-tax basis. The reset interest rate of the Senior Floating Rate Notes at June 28, 2008 was 6.71%. In connection with the offering of the Senior Floating Rate Notes, we entered into two interest rate swaps. These swaps effectively fix the variable interest rate portion of the Senior Floating Rate Notes at notional amounts of $150.0 million for two years beginning January 15, 2006, subsequently amortizing at a rate of $50.0 million per year until the maturity in 2010. The swaps fix the 3 month LIBOR rates at either 4.29% or 4.31% for the duration of the contracts. In January 2008, we entered into a new swap agreement to replace a notional amount of $50,000 that expired January 14, 2008. The swap fixes the 3 month LIBOR rates for a fixed rate of 3.63% for the period from January 15, 2008 through January 14, 2009. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt and Other Obligations — Senior Floating Rate Notes’’ and ‘‘— Interest Rate Swaps.’’
Foreign Operations; Currency Risk
     We conduct foreign operations in Canada, Ireland and Mexico and utilize international suppliers and manufacturers. Additionally, we have a Canadian subsidiary that has issued a U.S. dollar denominated intercompany note to a U.S. subsidiary. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in either cumulative translation adjustments, which are included in accumulated other comprehensive income (loss), transaction gains and losses which are included in operations during the period in which they occur or in other income and expense. We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of June 28, 2008, to be material. We do not currently manage our foreign exchange risk through the use of derivative instruments.

Raw Material; Commodity Price Risk
     We purchase certain raw materials such as resin, steel and wood that are subject to price volatility caused by unpredictable factors. Where possible, we employ fixed rate raw material purchase contracts and customer price adjustments to help us to manage this risk. We do not currently manage our raw materials risk through the use of derivative instruments.
Item 4. Controls and Procedures
Evaluation of Controls and Procedures
     We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in reports under Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’) is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosures. Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period cover by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2008, our disclosure controls and procedures were not effective in alerting them on a timely basis to information required to be included in our submissions and filings with the SEC because of a material weakness in our internal control over financial reporting that was identified during the quarter ended September 29, 2007 and is discussed in further detail below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
     The Company is in the process of correcting the material weakness by implementing additional monitoring and oversight controls over the income tax process and improving the process documentation for income taxes to ensure compliance with accounting principles generally accepted in the United States. As of the quarter ended June 28, 2008, this material weakness has not been fully remediated.
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

AMES TRUE TEMPER, INC.
Date: August 11, 2008	/s/ Richard Dell
Richard Dell
Director, President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2008	/s/ David M. Nuti
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