Form 10-K
period 2008-09-27
Ames True Temper, Inc.
filed 2008-12-22
CIK 1297756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of December 22, 2008, the registrant had 1,000 shares of its common stock, $1.00 par value, outstanding.
Documents Incorporated by Reference
None

AMES TRUE TEMPER, INC.
FORM 10-K
YEAR ENDED SEPTEMBER 27, 2008

i

TERMS USED IN THIS FORM 10-K
     Unless otherwise noted, or indicated by the context, in this Form 10-K the terms the “Company,” “we,” “us,” “Ames True Temper” and “our” refer to Ames True Temper, Inc. and its subsidiaries and, for the period ended June 27, 2004 our predecessor company; the term “parent” refers to ATT Holding Co., the owner of 100% of our capital stock, which has no assets other than our capital stock; the term “Predecessor Company” refers to the Company under the ownership of Wind Point Partners. References to our fiscal years are to our parent’s 52 or 53 week period that generally ends on the Saturday nearest to September 30 of such year. “Fiscal 2004” is the 52-week period that is combined from the thirteen-week period ended September 25, 2004 with the 39-week period ended June 27, 2004 under Predecessor Company.
TRADEMARKS AND SERVICE MARKS
     We own or have the rights to various trademarks, copyrights and trade names used in our business, including, but not limited to, the following: Ames®, Ames True Temper®, Dynamic Design™, Garant®, Jackson®, True Temper®, Razor-Back®, UnionTools® and Hound Dog®.
     This Form 10-K includes trade names and trademarks of other companies. Our use or display of other parties’ trade names, trademarks or products is not intended to and does not imply a relationship with, or endorsement or sponsorship of, the trade name or trademark owners.
FORWARD-LOOKING STATEMENTS
     This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “plans,” “will,” “estimates,” “anticipates,” “believes,” “expects,” “intends” and similar expressions. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from our Company’s historical experience and those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” and elsewhere in this report.
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
     As part of a restructuring plan, USI decided to divest its non-powered lawn and garden tool business in 2001. Wind Point Partners, a private equity investment firm, in conjunction with Richard Dell, retired president and chief executive officer, and Duane Greenly, our current president and chief executive officer, purchased this business in January 2002. Under Predecessor Company, we completed three acquisitions to complement our product portfolio and enhance our sourcing capabilities. In November 2002, we acquired Dynamic Design, a leading supplier of plastic and foam flowerpots, outdoor planters, window boxes, indoor planters and hanging baskets. In May 2003, we acquired Outdoor Inspirations, to enter the garden hose market. In August 2003, we acquired Greenlife, a leading supplier of non-powered lawn and garden tools manufactured in China.
     In June 2004, affiliates of Castle Harlan, Inc., a New York-based private-equity investment firm, together with certain of our employees, completed the acquisition of our Company. In order to acquire our Company, CHATT Holdings, Inc., “the buyer,” and CHATT Holdings LLC, “the buyer-parent,” were formed. Upon completion of the acquisition, affiliates of Castle Harlan, Inc. owned approximately 87% of the buyer-parent and management owned approximately 13%.
     On April 7, 2006, we acquired Acorn Products, Inc. (“Acorn”), the parent company of UnionTools, Inc., (“Union”), a business engaged in the manufacture and distribution of non-powered lawn and garden tools. On April 12, 2006, we acquired substantially all of the assets and properties of Hound Dog Products Inc. (“Hound Dog”), a business that designs, markets and distributes non-powered lawn and garden tools. These businesses were acquired to expand the Company’s product lines.
General
     We are a global provider of non-powered landscaping products that make work easier for homeowners and professionals. We believe that our global manufacturing strategy, based primarily upon a blend of domestic manufacturing and sourced product, makes us cost-competitive while allowing us to provide a high level of customer service.
     Our Company is organized and managed by three reporting segments: United States, Canada and Other. The Canada segment consists of sales within Canada and Other segment consists of sales within Ireland and Europe. Additional information regarding segments is provided in Note 14 of the Notes to Consolidated Statements in this report.
Brands
     Our brands are among the most recognized across our primary product categories in the North American non-powered lawn and garden products market. Our brand portfolio includes Ames, True Temper, Ames True Temper and Garant, as well as contractor-oriented brands including UnionTools,

Razor-Back Professional Tools and Jackson Professional Tools. This strong portfolio of brands allows us to build and maintain long-standing relationships with the leading companies that sell our product categories and to offer specific branding strategies for key retail customers.
     In addition to the brands listed above, we also utilize unbranded products to capture the opening price point at major retailers or to satisfy the entire product offering of a customer. While the opening price point category historically has not generated significant revenues, it is an important part of establishing our step-up strategy. As an example, we use opening price point products for our long handle tools to strengthen the position of that category’s “good,” “better” and “best” product lines.
     We also manufacture and distribute products under proprietary customer brands as requested. We have seen a higher mix of business associated with proprietary customer brands.
Products
     Leveraging a strong portfolio of brand names, we manufacture and market one of the broadest product portfolios in the non-powered lawn and garden industry. This portfolio is anchored by two core product categories: long handle tools and wheelbarrows. We believe that, as a result of our high product quality, product innovation, high level of customer service and strong customer relationships, we have earned market-leading positions in the long handle tool and wheelbarrow product lines.
     The following is a brief description of our primary product lines:
•	Long Handle Tools: Our long handle tool product offering consists of shovels, spades, scoops, rakes, hoes, cultivators, weeders, post hole diggers, scrapers, edgers and forks. We offer numerous types of heads, including poly, steel or aluminum, and various handles manufactured from wood, engineered polymers or fiberglass. Long handle tools are marketed under leading brand names including Ames, True Temper, Jackson Professional Tools, UnionTools, Razor-Back Professional Tools and Garant.

•	Wheelbarrows: We manufacture a full line of wheelbarrows, primarily under the True Temper, Jackson Professional Tools, Razor-Back Professional Tools, UnionTools and Garant brand names. We offer both poly and steel wheelbarrows at a full range of price points for a multitude of tasks.

•	Planters: With our acquisition of Dynamic Design, we became a supplier of poly, foam and fiberglass flower pots, outdoor planters, window boxes, indoor planters and hanging baskets. We internally design and develop these products. We source most of our planters line from third party manufacturing facilities both domestically and abroad. All of our planters are sold under the Dynamic Design brand. For both indoor and outdoor use, we have the Ceramic-Lite series of polyurethane-molded planters and urns designed to look like glazed and polished ceramic pots. In recent years, we added a new line of fiberglass planters and introduced a new line of proprietary plastic planters with a unique painted finish in trend leading colors.

•	Snow Tools: We manufacture and distribute numerous types of snow tools, including shovels, pushers, roof rakes, sled scoops, and ice scrapers, with poly, steel and aluminum heads. We market these products under the Garant, Ames True Temper and Jackson Professional Tools brand names.

•	Striking Tools: We offer a wide range of striking tools, including axes, picks, mattocks, mauls, wood splitters, sledgehammers and repair handles. These products are marketed under the True Temper, Jackson Professional Tools, UnionTools, Garant and Razor-Back Professional Tools brand names.
     We also provide offerings in other product lines including hose reels, pruning tools, garden hoses, Hound Dog, specialty tools and landscaping fabric.

Customers
     We sell our products primarily in the U.S. and Canada through (1) retail centers, including home centers and mass merchandisers, such as The Home Depot, Lowe’s, Wal-Mart, Target, Tractor Supply Company, Canadian Tire and Rona (2) wholesale chains, including hardware stores and garden centers, such as Ace, Do-It-Best, Orgill and True Value and (3) industrial distributors, such as Grainger and McMaster-Carr.
     The Home Depot and Lowe’s Companies, Inc. represented approximately 31% and 17% of our net sales for the fiscal year ending September 27, 2008, 31% and 18% of net sales for the fiscal year ended September 29, 2007 and 32% and 18% for the fiscal year ended September 30, 2006, respectively. Our ten largest customers accounted for approximately 70% of our total net sales during fiscal 2008.
     The following table presents net sales by geographic area:

	September 27,	September 29,	September 30,
	2008	2007	2006
United States	$403,603	$421,810	$407,444
Canada	92,592	71,005	69,704
Europe	7,258	7,952	6,453

Total	$503,453	$500,767	$483,601

Product Development
     Our product development efforts focus on new products and product line extensions. We develop products through our in-house engineering staff and through our relationships with a number of outside product engineering and design firms. We utilize “core teams” to introduce new products timely and cost effectively. These core teams, headed by each product portfolio marketing director, consist of cross functional members and are empowered to execute the respective category’s strategic plan.
     Examples of recent new product initiatives include decorative swivel hose reels, Dig Ez® post hole diggers, Versa Grip® snow shovels, ergonomic fiberglass striking tools and decorative planters.
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
Raw Materials and Suppliers
     The primary raw material inputs for our products include resin (primarily polypropylene and high density polyethylene), wood (mainly ash, hickory and poplar logs) and steel (hot rolled and cold rolled). In addition, we purchase some key materials and components, such as metal fork components, wheelbarrow tires, shovel heads and fiberglass handles; however, we complete most of the final assembly internally in order to ensure consistent quality for our customers. During fiscal 2008, one supplier accounted for approximately 9% of our total material purchases. We do not believe that our purchases from this one supplier subject us to significant risks of shortages and interruptions. If this supplier failed to meet our needs, we believe that other sources of product would be readily available. We had no supplier provide more than 9% of our raw materials or components.
Competition
     The non-powered lawn and garden industry is highly competitive and fragmented. Most of our competitors consist of small, privately-held companies focusing on a single product category. Some of our competitors include Fiskars and Truper in long handle tools, Suncast in hose reels and accessories and Colorite/Swan in garden hoses. In addition, we face competition from imported or sourced products from China, India and other low-cost producing countries, particularly in long handled tools, wheelbarrows, striking tools and pruning tools. We believe the principal factors by which we compete are quality, performance, price, brand strength, reliability and customer service, with the relative importance of each factor varying by product line. Additionally, our four Asian joint ventures enable us to compete with products from low-cost producing countries.
     We believe that our size, product depth, product innovation and category knowledge provide us with a competitive advantage. In addition, we believe that offshore manufacturers lack sufficient distribution capabilities to service large retailers. We also believe that our extensive wood mill infrastructure and expertise in curing wood handles, coupled with our proximity to American ash and hickory sources, provide us with a competitive advantage over offshore manufacturers.
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
     We also maintain distribution centers in Nevada, Kentucky, Canada, and Ireland and utilize a third-party distribution center in California for our sourced planters. The Nevada facility provides light assembly operations enabling us to provide faster turnaround for our West Coast customers. This facility also operates multiple injection-molding machines to reduce some of the costs associated with transporting high cube products to the West Coast for distribution. Our company-wide computer network utilizes software that enables us to more efficiently manage orders, quickly replenish our customers’ inventory and provide our customers with strong logistics support. During fiscal 2008, we began utilizing a third-party distribution center in Mexico City, Mexico.
Joint Ventures
     We hold joint venture interests ranging from 25% to 35% in four separate joint ventures. We do not share in the profits or losses of the joint ventures. Under the terms of the Chinese joint venture agreements, we are entitled to minority representation on the board of directors of each joint venture and do not receive financial information for the joint ventures.
Chengde Greenlife Houseware Co., Ltd. Joint Venture
     This joint venture, owned by Pingquan County Stamping Factory (65%), our company (30%) and Dick Liao (5%), manufactures metal home and gardening products. We are responsible under the joint venture agreement for handling the sale of products outside of China, while the joint venture is responsible for the sale of products within China with the exception of global customers. The term of the joint venture agreement is 15 years and was entered into during 2003. The joint venture may be terminated by mutual agreement of the joint venture parties.

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
Employees
     As of September 27, 2008, we had approximately 1,715 full-time employees worldwide. Most of these employees work in manufacturing and distribution for the U.S. segment. At certain times of the year, we augment our workforce with temporary workers to accommodate seasonal increases in business activity. Approximately 188 of our U.S. employees are represented by the following:
1)	United Brotherhood of Carpenters and Joiners of America (UBCJ); contract expires September, 2012,

2)	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union; contract expires October, 2009,

3)	International Brotherhood of Teamsters (IBT); contract expires April, 2013.
     In addition, 213 employees in our Canadian segment are represented by the Trade Union Advisory Committee. The collective bargaining agreement affecting these employees is in place until October, 2013. Twenty-nine of our approximately 53 employees in Ireland are covered by one labor agreement and participate in a national wage plan. We believe that our relations with our employees are generally good.
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
     We also are subject to the requirements of U.S. Department of Labor Occupational Safety and Health Administration (“OSHA”). In order to maintain compliance with applicable OSHA requirements, we have established uniform safety and compliance procedures for our operations and implemented measures to prevent workplace injuries.
     We have incurred and will continue to incur costs to comply with the requirements of environmental, health and safety laws, ordinances and regulations. We anticipate that these requirements will become more stringent in the future, and we cannot assure you that compliance costs will not be material.
Segment Reporting
     In the first quarter of our fiscal 2008, the Company made certain changes to its operating and management structure primarily to gain a more focused approach to geographic opportunities. Duane R. Greenly was appointed to the newly created position of President, Ames True Temper-U.S. In this capacity, Mr. Greenly had responsibility for all functional areas of the Company within the U.S. Prior to his appointment, Mr. Greenly served as the Company’s Chief Operating Officer. As of September 27, 2008, Mr. Greenly has been appointed President and Chief Executive Officer of our Company. In this position, Mr. Greenly continues to maintain functional responsibility for the U.S. segment along with corporate responsibilities as President and CEO. In connection with the changes in first quarter of fiscal 2008, the Company has changed its “chief operating decision maker” as the term is defined in Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information to include its CEO and geographic Presidents or Managing Directors. This new structure resulted in the reporting of three reporting segments, (United States, Canada and Other) on a geographic basis for fiscal 2008. We revised our segment disclosures for the fiscal years ended September 29, 2007 and September 30, 2006 for this organizational change.
General Information
     The Company timely files all required reports with the Securities and Exchange Commission. All of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those filed reports are available at www.sec.gov.
Item 1A. RISK FACTORS
     In addition to the other information set forth in this Form 10-K, you should carefully consider the following factors which could materially affect our business, financial condition or future results.
We depend on a small number of customers for a significant portion of our business.
     Our two largest customers accounted for 48% (31% and 17%) of our net sales for fiscal 2008 and approximately 47% of our net accounts receivable as of September 27, 2008. Our ten largest customers accounted for approximately 70% of our total net sales during fiscal 2008. The loss or reduction in orders from any of these customers could have a material adverse effect on our business and our financial results, as could customer disputes regarding shipments, fees, brand use and positioning, merchandise condition or related matters. Our business also may be negatively affected by changes in the policies of our significant retail customers, such as return policies or reductions in shelf space allocation to us.
     Furthermore, a bankruptcy or a significant deterioration in the financial condition of any of our significant customers could have a material adverse effect on our sales, profitability and cash flow. Any of the foregoing could result in a reduction in purchases, a longer collection cycle or an inability to collect accounts receivable.
Our results of operations may be adversely impacted by macroeconomic events.
     In 2008, global macroeconomic conditions have experienced a significant downturn. Purchases of our products are discretionary for our customers and our customers are generally more willing to purchase our products during periods in which favorable macroeconomic conditions prevail. Therefore, we are susceptible to economic slowdowns. In particular, decreased consumer confidence or a reduction in discretionary income as a result of unfavorable macroeconomic conditions may negatively affect our business. If the current macroeconomic environment persists or worsens, consumers may reduce or delay their purchases of our products. Any such reduction in purchases could have a material adverse effect on our financial condition, results of operations and cash flows.
     In addition, the demand for certain of our products has historically been partially correlated to new home construction and sales of existing homes. The U.S. and Canadian housing markets are undergoing a significant downturn, which has been exacerbated by recent macroeconomic conditions. This downturn has been characterized by a lower rate of new home construction, decreased sales of homes to first-time homebuyers and decreased movement to new homes by existing homeowners. This downturn has negatively affected our sales. A continuation of this downturn or further deterioration in housing market conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Increased reliance on third party suppliers and manufacturers may decrease our ability to meet customer demands.
     We rely on a limited number of domestic and foreign companies, including our joint venture partners, to supply components and manufacture certain of our products. The percentage of our products, based on net sales, that we source has increased from 2% in fiscal 2002 to over 43% in fiscal 2008. We anticipate that this percentage will remain at the fiscal 2008 level through fiscal 2010. Reliance on third party suppliers and manufacturers may reduce our control over the timing of deliveries and quality of products. Reduced product quality or failure to deliver products quickly may jeopardize our relationships with certain of our key customers. In addition, increased reliance on third party suppliers or manufacturers may result in failure to meet our customer demands. Continued turbulence in the worldwide economy may affect the liquidity and financial condition of our suppliers. Should any of these parties fail to manufacture sufficient supply, go out of business or discontinue a particular component, we may not be able to find alternative suppliers in a timely manner, if at all. Such events could impact our ability to fill orders, which would have a material adverse effect on our customer relationships.
If we are unable to obtain raw materials for our products at favorable prices it could adversely impact our operating performance.
     Our suppliers primarily provide resin (primarily polypropylene and high density polyethylene), wood (mainly ash, hickory and poplar logs) and steel (hot rolled and cold rolled). During fiscal 2008, we purchased approximately 9% of our total materials from one supplier. No single supplier provides more than 9% of our raw materials or components. We cannot assure you that we may not experience shortages of raw materials or components for our products or be forced to seek alternative sources of supply. If temporary shortages due to disruptions in supply caused by weather, transportation, production delays or other factors require us to secure our raw materials from sources other than our current suppliers, we may not be able to do so on terms as favorable as our current terms or at all. In addition, we experienced significant fluctuations in the pricing of key raw materials during fiscal 2008. Material increases in the cost of any of these items on an industry-wide basis could have an adverse impact on our operating performance and cash flows if we are unable to recoup these increased costs from our customers, which could have a material adverse effect on our business and financial results. We currently do not engage in hedging or other financial risk management strategies with respect to potential price fluctuations in the cost of raw materials.
We are subject to risks associated with our foreign operations.
     We have operations in Canada, China and Ireland, either directly or through joint ventures. We also have a third party distribution arrangement in Mexico. Our foreign operations are subject to the risk of fluctuations in the relative value of the U.S. dollar and the local unit of currency. It will become more expensive to operate in any of these countries if the value of the U.S. dollar declines relative to the local unit of currency.
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
     For fiscal 2009, we have entered into forward purchase contracts for some of our forecasted Canadian operations purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting treatment and the gains and losses are recorded in earnings.
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
     Furthermore, a substantial portion of our pruning tools, as well as all of our foam and fiberglass planters, are manufactured in China and must be shipped into the U.S. When they enter the U.S., these products may be subject to import quotas, import duties and other restrictions. Any inability to import these products into the U.S. and any tariffs we may be required to pay with respect to these products may have a material adverse result on our business and results of operations, financial position and cash flows.
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
     Because our lawn and garden products are used primarily in the spring and summer, our business is highly seasonal. In fiscal 2008, 62% of our sales occurred during our second and third fiscal quarters. A majority of our operating income and cash flow is generated in this period. Our working capital needs and our borrowings generally peak near the end of our second fiscal quarter in preparation for the spring selling season. If cash on hand and borrowings under our senior credit facility are ever insufficient to meet our seasonal needs or if cash flow generated during the spring and summer is insufficient to repay our borrowings on a timely basis, this seasonality could have a material adverse effect on our business, results of operations, financial condition, and cash flow.
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
     Home centers and mass merchandisers have consolidated and increased in scale. If, as we expect, this trend continues, our customers will likely seek more favorable terms, including pricing, for their purchases of our products, which will limit our ability to raise prices, including to recoup raw material and other cost increases. Sales on terms less favorable to us than our current terms are likely to have an adverse effect on our gross margins.
A failure to successfully introduce new products could result in a reduction in sales and floor space at retailers that carry our products.
     We believe that our future success will depend, in part, upon our ability to develop, market and produce new products, as well as to continue to improve existing products. We may not continue to be successful in the timely introduction and marketing of new products or innovations to our existing products. If we fail to successfully introduce, market and manufacture new products or product innovations and differentiate our products from those of our competitors, our ability to maintain or enhance our industry position could be adversely affected, which in turn could materially adversely affect our business, financial condition, results of operations and cash flows.
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
     From approximately 1993 through 1999, we manufactured and sold 647,000 wheelbarrows with poly wheel hubs. Various claims have been submitted, and lawsuits filed, to recover for injuries sustained while inflating tires on these wheelbarrows. In 2002, we participated in a voluntary “fast track” recall of these wheelbarrows with the Consumer Product Safety Commission. We again voluntarily recalled these wheelbarrows in June 2004 in cooperation with the Consumer Product Safety Commission. However, less than 1% of the total products sold were returned, leaving an unknown number in service. To date, we have responded to 34 claims involving this product. Currently we have one open claim. Although we believe that we have sufficient insurance coverage in place to cover these claims, a successful claim may exceed the limits of our coverage.
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
     We employ approximately 1,715 people on a full-time basis, approximately 25% of whom are covered by collective bargaining or similar labor agreements. We currently are a party to five such agreements. If our unionized employees were to engage in a strike or other work stoppage, or if we are unable to negotiate acceptable extensions of our agreements with labor unions resulting in a strike or other work stoppage by the affected workers, we could experience a significant disruption of operations and increased operating costs. In addition, any renegotiation or renewal of labor agreements could result in higher wages or benefits paid to unionized employees, which could increase our operating costs and could have a material adverse effect on our profitability.
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
Item 1B. UNRESOLVED STAFF COMMENTS
     None

Item 2. PROPERTIES
     We currently operate 9 of our 10 manufacturing facilities and 9 of our 13 wood processing facilities. At our manufacturing facilities, we perform various value added processes for our products, including assembly, forging, forming, injection molding, painting, stamping, treating, turning and welding. Through our Chinese joint venture partners, we have access to multiple manufacturing facilities in China. Our executive headquarters are located in Camp Hill, Pennsylvania.
     We currently have three facilities that are available for sale: Frankfort, NY, Palmyra, ME and Portville, NY. The Company is currently marketing these properties. During fiscal 2008, we sold the Byesville, OH manufacturing and the Huntington, IN. wood mill facilities for $0.5 million. Our North Vernon, IN property is currently being held idle and management has no plan to sell the facility at this time.
     In fiscal 2008, we paid an aggregate of approximately $9.3 million for rent on all our leased properties and our projected rent for fiscal 2009 is substantially the same. Our leased facilities vary in term, generally lasting up to 12 years. Several of the leases also contain renewal provisions. We believe our current facilities are generally well maintained and provide adequate production and distribution capacity for future operations. We may, during peak seasons, enter into short-term leases to provide overflow storage facilities. Additionally, we have several small satellite offices to support our sales force throughout the U.S.
     The following table sets forth certain information concerning our current operating facilities and those of our joint venture partners:

		Approximate	Owned/
Location	Country	Square Footage	Leased	Use
Manufacturing/Distribution
Bernie, MO	United States	170,000	Owned	Manufacturing
Camp Hill, PA	United States	380,000	Leased	Manufacturing, Executive Offices
Carlisle, PA	United States	1,217,000	Leased	Manufacturing, Distribution
Cork	Ireland	74,000	Owned	Manufacturing, Distribution
Falls City, NE	United States	82,000	Owned	Manufacturing
Frankfort, NY	United States	289,800	Owned	Held for sale
Harrisburg, PA	United States	264,000	Owned	Manufacturing
Lewistown, PA	United States	124,400	Leased	Manufacturing
Louisville, KY	United States	302,500	Leased	Distribution
Reno, NV	United States	400,000	Leased	Manufacturing, Distribution
St. Francois, Quebec	Canada	353,000	Owned	Manufacturing, Distribution

Wood Mills
Campaign, TN	United States	10,000	Owned	Wood Processing
Dexter City, OH	United States	12,600	Owned	Wood Processing
Frankfort, NY	United States	13,500	Owned	Held for sale
Lebanon, KY	United States	13,500	Owned	Wood Processing
North Vernon, IN	United States	17,680	Owned	Idle
Palmyra, ME	United States	15,000	Owned	Held for sale
Pine Valley, NY	United States	15,750	Owned	Wood Processing
Portville, NY	United States	9,000	Owned	Held for sale
Princeton, KY	United States	10,000	Owned	Wood Processing
Unadilla, NY	United States	13,000	Owned	Wood Processing
Union City, PA	United States	70,000	Owned	Wood Processing
Wallingford, VT	United States	93,000	Owned	Wood Processing
Woodstock, New Brunswick	Canada	7,800	Owned	Wood Processing

		Approximate	Owned/
Location	Country	Square Footage	Leased	Use
Joint Ventures
Hebei Province	China	600,000	—	Manufacturing, Distribution
Liaoning Province	China	100,000	—	Manufacturing, Distribution
Fujian Province	China	180,000	—	Manufacturing, Distribution
Liaoning Province	China	184,000	—	Manufacturing, Distribution
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
     From approximately 1993 through 1999, we manufactured and sold 647,000 wheelbarrows with poly wheel hubs. Various claims were submitted, and lawsuits filed, to recover for injuries sustained while inflating tires on these wheelbarrows. In 2002, we participated in a voluntary “fast track” recall of these wheelbarrows with the Consumer Product Safety Commission. We again voluntarily recalled these wheelbarrows in June 2004 in cooperation with the Consumer Product Safety Commission. However, less than 1% of the total products sold were returned, leaving an unknown number in service. To date, we have responded to 34 claims involving this product. As of our fiscal 2008 year end, we had three open claims. During November 2008, two of the open claims were settled, which were accrued as of September 27, 2008. Although we believe that we have sufficient insurance coverage in place to cover these claims, a successful claim may exceed the limits of our coverage.
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
     There is no established public trading market for our common stock. All of our 1,000 outstanding shares of common stock are held by our parent. We have not declared a dividend on our common stock. We are generally restricted from paying dividends by certain of our credit facility covenants and the indentures pursuant to which the 10% Senior Subordinated Notes due 2012, which are referred to in this Form 10-K as the “Senior Subordinated Notes,” and the Senior Floating Rate Notes due 2012, referred to as “Senior Floating Rate Notes”, were issued. However, we may pay dividends in the future if we are permitted to do so under our debt covenants.
Item 6. SELECTED FINANCIAL DATA
     The selected consolidated financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements” and the related notes included in this Form 10-K.
     The following table sets forth selected consolidated financial data of our parent. Separate financial information for Ames True Temper, Inc. is not presented since our parent has no operations or assets separate from its investment in Ames True Temper, Inc. and since the Senior Subordinated Notes and the Senior Floating Rate Notes are guaranteed by our parent. The selected consolidated financial data presented below for the period ended June 27, 2004 of our parent, under Predecessor Company have been derived from our parent’s audited consolidated financial statements, while under control of Predecessor Company. The selected consolidated financial data presented below for the period ended September 25, 2004, fiscal year ended October 1, 2005, fiscal year ended September 30, 2006, the fiscal year ended September 29, 2007 and the fiscal year ended September 27, 2008 have been derived from our parent’s audited consolidated financial statements. Our parent’s historical results included below and elsewhere in this Form 10-K are not necessarily indicative of our parent’s future performance.

	Predecessor
	Company			(1)
	Period	Period	Fiscal	Fiscal	Fiscal	Fiscal
	September 28, 2003	June 28, 2004	Year	Year	Year	Year
	to	to	Ended	Ended	Ended	Ended
	June 27,	September 25,	October 1,	September 30,	September 29,	September 27,
	2004	2004	2005	2006	2007	2008
Income Statement Data:
Net sales	$355,443	$83,044	$450,604	$483,601	$500,767	$503,453
Gross profit	99,195	10,035	106,060	127,984	121,416	130,844
Selling, general and administrative expenses	54,022	16,565	77,319	96,593	95,863	96,258
Impairment charges	—	—	122,678	6,377	4,465	15,583
Operating income (loss)	41,071	(6,995)	(95,714)	23,548	18,293	16,611
Interest expense	7,563	5,899	32,527	33,781	36,145	33,812
Income (loss) before income taxes	33,309	(12,858)	(128,155)	(4,577)	(12,310)	(20,276)
Net income (loss)	19,381	(7,820)	(125,200)	(4,577)	(18,110)	(16,422)
Other Data:
Depreciation and amortization	9,256	3,103	12,031	13,979	17,625	17,131
Cash paid for property, plant and equipment	4,219	1,624	11,600	15,797	10,861	8,100
Ratio of earnings to fixed charges (2)	2.1x	—	—	—	—	—
Balance Sheet Data (at end of period):
Working capital	92,806	101,143	109,610	86,205	74,675	84,489
Total assets	279,911	483,237	375,025	455,779	392,785	373,825
Total debt	91,343	296,300	301,948	368,400	343,688	340,694

(1)	Data includes results of Acorn and Hound Dog from April 2006 acquisition date through end of fiscal year.

(2)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes less preferred stock dividend requirements plus fixed charges. Fixed charges consist of interest (expensed and capitalized) on all indebtedness, plus preferred stock dividends and a proportion of rental expenses deemed to be representative of the interest factor. The earnings were deficient to meet fixed charges by $15.5 million, $139.2 million, $ 20.3 million, $36.2 million and $53.3 million in the periods ended September 25, 2004, the fiscal year ended October 1, 2005, the fiscal year ended September 30, 2006, the fiscal year ended September 29, 2007 and the fiscal year ended September 27, 2008, respectively. See Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the factors that caused a deficiency for the period ended September 27, 2008.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Ames True Temper, Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying notes thereto of our parent, ATT Holding Co., contained in Item 8 of this report. A separate discussion for Ames True Temper, Inc. is not presented since our parent has no operations or assets separate from its investment in Ames True Temper, Inc. and since the Senior Subordinated Notes and Senior Floating Rate Notes are guaranteed by our parent. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See “Forward-Looking Statements.” This overview summarizes the MD&A, which includes the following sections:
•	Our Business — a general description of our business; a recent history of acquisitions and a statement of our business objective.

•	Critical Accounting Estimates — a discussion of accounting policies that require critical judgments and estimates.

•	Operations Review — an analysis of our Company’s consolidated results of operations for the three years presented in our consolidated financial statements.

•	Liquidity, Capital Resources and Financial Position — an analysis of cash flows; debt and other obligations; off-balance sheet arrangements; aggregate contractual obligations and an overview of financial position.
Our Business
General
     Ames True Temper, Inc. is a global provider of non-powered landscaping products that make work easier for homeowners and professionals.
     We offer the following 11 distinct product lines: long handle tools, wheelbarrows, planters, hose reels, snow tools, striking tools, pruning tools, garden hoses, Hound Dog, specialty tools and landscaping fabric.
     We sell our products primarily in the U.S. and Canada through (1) retail centers, including home centers and mass merchandisers, (2) wholesale chains, including hardware stores and garden centers, and (3) industrial distributors.
     We have a large portfolio of recognized brands that enables us to offer specific branding strategies for key retail customers. Our brands are recognized across our primary product categories in the North American non-powered lawn and garden products market. Our brand portfolio includes Ames, True Temper, Ames True Temper and Garant, as well as contractor-oriented brands including UnionTools, Razor-Back Professional Tools and Jackson Professional Tools. This strong portfolio of brands allows us to build and maintain long-standing relationships with the leading companies that sell our product categories.
     We believe that our global manufacturing strategy, based primarily upon a blend of domestic manufacturing and sourced product, makes us cost-competitive while allowing us to provide a high level of customer service.
Recent History of Acquisitions
     On June 1, 2004, our parent and its equity holders entered into a stock purchase agreement with CHATT Holdings Inc., referred to as the “buyer,” and its parent, CHATT Holdings LLC, referred to as the “buyer parent.” The buyer and buyer parent were newly formed entities established by Castle Harlan Partners IV, L.P., or CHP IV. Pursuant to the stock purchase agreement, the buyer acquired, on June 28, 2004, all of the outstanding equity interests of our parent for a purchase price of $380.0 million plus transaction costs of $6.3 million and working capital adjustments of $27.8 million. Upon completion of the acquisition, approximately 87% of the equity interests of the buyer parent was owned by CHP IV and its affiliates, and the remainder was issued to members of our management who previously held capital stock in our parent, in lieu of cash consideration that they otherwise would have been entitled to receive in the acquisition. In addition, in a few cases, certain members of management that did not currently hold equity in our parent purchased an equity interest in the buyer parent for cash.
     The foregoing transactions, including the acquisition, are collectively referred to in this Form 10-K as the “transactions.”
     On April 7, 2006, we acquired Acorn, the parent company of Union, a business engaged in the manufacture and distribution of non-powered lawn and garden tools, pursuant to an Agreement and Plan of Merger (the “Acorn Merger Agreement”) among us, Acorn and ATTUT Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of ours (“Merger Sub”). Pursuant to the Acorn Merger Agreement, we acquired all of the issued and outstanding capital stock of Acorn through the merger of Merger Sub with and into Acorn, with Acorn surviving as a wholly-owned subsidiary of ours (the “Acorn Merger”). The Acorn Merger was consummated simultaneously with the execution of the Acorn Merger Agreement. The aggregate cash consideration paid by us on the day of the transaction was $46.4 million.
     On April 12, 2006, HD Acquisition Corp. (“HDAC”), a wholly-owned subsidiary of ours, completed the acquisition of substantially all of the assets and property of Hound Dog, a business that designs, markets and distributes non-powered lawn and garden tools. The transaction was consummated simultaneously with the execution of an Asset Purchase Agreement (the “Asset Purchase Agreement”) among HDAC, Hound Dog and the shareholders of Hound Dog. The cash consideration paid by HDAC on the day of the transaction was $5.2 million. The Hound Dog acquisition was subject to purchase price adjustments that were contingent upon the achievement of certain financial goals. During fiscal 2007, the Company made a contingent payment in the amount of $602 that was added to the cost of the acquisition in excess of the fair value of the net assets acquired.
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
Critical Accounting Estimates
     The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix and, in some cases, actuarial techniques. We evaluate these significant factors as facts and circumstances dictate. Some events as described below have caused actual results to differ significantly from those determined using estimates. We believe that our most critical accounting estimates relate to the following:
•	Inventories

•	Recoverability of Goodwill and Other Intangible Assets

•	Accruals for Self-Insurance

•	Pension Liability

•	Revenue Recognition

•	Income Taxes
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
Inventories
     Inventories are stated at the lower of cost or market, which are based on the first-in, first-out method of accounting. Valuation provisions are recorded for estimates of excess and obsolete inventory based on a variety of factors, including estimated future demand, product changes and improvements and new product introductions. The adequacy of our valuation provisions could be materially affected by changes in the demand for our products. We estimate that a 10% change in our valuation provisions at September 27, 2008 would affect net loss by approximately $0.1 million for the fiscal year ended September 27, 2008.
Recoverability of Goodwill and Other Intangible Assets
     Effective January 14, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that the assets might be impaired.
     We amortize intangible assets with definite lives over their useful lives. Under the provisions of SFAS No. 142, if conditions exist that indicate the carrying value may not be recoverable, we review such intangible assets with definite lives for impairment to ensure they are appropriately valued. Such conditions may include an economic downturn, the discontinuance of a certain product or product line or a change in the assessment of future operations. Intangible assets with indefinite useful lives and goodwill are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. In testing our goodwill for impairment, we use a two-step impairment assessment, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill, using multiple valuation techniques. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.
     In fiscal years 2008, 2007 and 2006, we recorded impairment charges of approximately $15.6 million, $4.4 million and $5.9 million, respectively, related to certain trade names. The carrying value of the trade names prior to the recording of the impairment charge in 2008, 2007 and 2006 were $64.7 million, $69.2 million and $74.4 million, respectively. The fiscal 2008 impairment was mainly due to current market conditions. In fiscal years 2007 and 2006, impairment was the result of our revised outlook of revenue directly associated with the trade names which have been unfavorably impacted by changing customer branding strategies. We determined the amount of the impairment of the trade names by comparing the fair value of the trade names to the current carrying value. Fair value was determined using a discounted cash flow approach and applying assumptions we believe are applicable based on current market conditions. Where applicable, we use an appropriate discount rate based on the Company’s cost of capital.

     Our goodwill and other indefinite-lived intangible assets are allocated among two reporting units (United States and Canada). Accordingly, it is difficult to quantify the impact of an adverse change in financial results and related cash flows, as such change may be isolated to one of our reporting units or spread across our entire organization.
     We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and indefinite lived intangible assets, which totaled $107.2 million and $124.1 million at September 27, 2008 and September 29, 2007, respectively. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, a material negative change in our relationships with significant customers and economic conditions that may affect the assumptions used in the discounted cash flow calculation. We estimated that a 10% decrease in projected consolidated net sales for all trade named products would have increased impairment charges on trade names on a pre-tax basis by approximately $4.1 million for the fiscal year ended September 27, 2008.
Accruals for Self-Insurance
     We maintain insurance for certain risks, including workers’ compensation, general liability and vehicle liability, and are self-insured for employee-related health care benefits. We established accruals for losses based on our claims experience and industry actuarial estimates of the ultimate loss amount inherent in the claims, including losses for claims incurred but not reported. Our estimate of self-insured liabilities is subject to change as new events or circumstances develop which might materially impact the ultimate cost to settle these losses. We estimate that a 10% change in our self-insurance accrual at September 27, 2008 would affect net loss by approximately $0.1 million for the fiscal year ended September 27, 2008.
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
     On May 31, 2008, we froze our benefit accruals under our domestic defined benefit plan (“Pension Plan”) for salaried and certain hourly employees. Employee service after this date will count for vesting purposes and toward meeting the eligibility requirements for commencing a pension benefit under the Pension Plan, but will not count toward the determination of the pension benefit amounts. Compensation earned after May 31, 2008 will similarly not count toward the determination of the pension benefit amounts under the Pension Plan.
     The accumulated benefit obligation of the defined benefit plans is a discounted amount calculated using the market interest rates. An increase in the market interest rates, assuming no other changes in the estimates, reduces the amount of the accumulated benefit obligation and the related expense. A decrease in the market interest rates, assuming no other changes in the estimates, increases the amount of the accumulated benefit obligation and the related expense. Changes to the expected long-term rate of return on plan assets also impact pension expense. An increase in the expected long-term rate of return on plan assets decreases pension expense. Conversely, a decrease in the expected long-term rate of return on plan assets increases pension expense. During fiscal 2008, the market value of the plan’s assets experienced a devaluation as a result of market conditions. If the devaluation of the plan assets continues, it could increase pension expense.

     A change of one percentage point in the expected long-term rate of return on plan assets is estimated to have the following effect on fiscal 2008 results:

	1% Increase	1% Decrease
	(in millions)
Effect on net periodic benefit cost (credit)	($1.3)	$1.3
     A change of one percentage point in the discount rate is estimated to have the following effect on fiscal 2008 results:

	1% Increase	1% Decrease
	(in millions)
Effect on net periodic benefit cost (credit)	($0.1)	$0.9
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligation that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the change occurs. The requirement to recognize the funded status of a defined benefit postretirement plan became effective September 29, 2007, and the Company adopted the recognition requirements as of September 29, 2007. In connection with the fiscal 2007 adoption of SFAS 158, the Company recorded an additional pension liability of $4,608 for the net underfunded status for all pension and post-employment plans with an offsetting amount recorded in accumulated other comprehensive income, net of taxes. Further disclosure of the impact of the adoption at September 29, 2007 is contained in Note 12 of Notes to Consolidated Financial Statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for the fiscal years ending after December 15, 2008. Currently, the measurement date for the U.S. plans is June 30. The Company will adopt this requirement for the fiscal year ended October 3, 2009.
Revenue Recognition
     We recognize revenues and freight billed to customers, net of provisions for cash discounts, returns, volume or trade customer discounts, co-op advertising and other sales discounts, upon shipment to customers or delivery of products to customers depending upon the terms of the sale, persuasive evidence of an arrangement exists, the selling price is fixed and determinable and collectability is reasonably assured. Certain provisions are determined using projected customer sales. In accordance with EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs, we record amounts billed to customers related to shipping and handling as revenue and all expenses related to shipping and handling as a cost of products sold or selling, general and administrative expense. See Note 2 of Notes to Consolidated Statements.
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
     On September 30, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). The provisions of FIN 48 provide recognition criteria and a related measurement model for tax positions taken or to be taken in income tax returns. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in the measurement of current and deferred income taxes. Tax positions are recognized only when it is more likely than not (a likelihood of greater than 50%), based on the technical merits, that the position will be sustained upon examination. A probability approach is used in the measurement of the tax position which is the largest amount of the tax benefit that is considered to have a greater than 50% likelihood of being realized upon settlement.
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
Recent Accounting Standards and Pronouncements
     Refer to Note 2 of Notes to Consolidated Statements for a discussion of recent accounting standards and pronouncements.
Operations Review
Fiscal 2008 (52 Weeks) Compared to Fiscal 2007 (52 Weeks)
Company-Wide
     The following table presents the major components of our statement of operations together with each component’s percentage of net sales for fiscal 2008 and fiscal 2007:

	Fiscal Year		Fiscal Year
	Ended		Ended
	September 27,		September 29,
	2008		2007
	(52 weeks)		(52 weeks)
		(dollars in millions)
Net sales	$503.4	100.0%	$500.8	100.0%
Cost of goods sold	372.6	74.0%	379.4	75.8%

Gross profit	130.8	26.0%	121.4	24.2%
Selling, general, and administrative expenses	96.2	19.1%	95.8	19.1%
Loss on disposal of fixed assets	0.8	0.2%	1.3	0.2%
Amortization of intangible assets	1.4	0.3%	1.5	0.3%
Impairment charges	15.8	3.1%	4.5	0.9%

Operating income	16.6	3.3%	18.3	3.7%
Interest expense	33.8	6.7%	36.1	7.2%
Other expense (income)	3.1	0.6%	(5.5)	-1.1%

Loss before taxes	(20.3)	-4.0%	(12.3)	-2.4%
Income tax (benefit) expense	(3.9)	-0.8%	5.8	1.2%

Net loss	(16.4)	-3.3%	(18.1)	-3.6%

     Net Sales. Net sales for the fifty-two week period ended September 27, 2008 increased $2.6 million, or 0.5%, to $503.4 million compared to $500.8 million for the fifty-two weeks ended September 29, 2007. The net sales increase was primarily due to the increase in snow tool sales of $22.6 million due to the significant snowfall in Canada and certain parts of the United States, price increases on certain product lines in the United States and favorable currency exchange rates as compared to the prior year. These increases were partially offset by the recording of store servicing fees as a reduction of revenue due to a change in the structure of the store servicing arrangements, the recording of advertising fees for certain customers as a reduction of revenue and lower sales volume as a result of the continued soft U.S. housing market. During the Company’s second quarter of fiscal 2008, the Company modified its contractual advertising arrangement with certain customers. These modifications were not in existence during fiscal 2007. We expect that the downturn in the U.S. housing market will continue to reduce sales volume during fiscal 2009. We also expect global macroeconomic conditions and decreased consumer confidence to negatively affect sales volume during fiscal 2009.
     Gross Profit. Gross profit for the fifty-two weeks ended September 27, 2008 increased $9.4 million, or 7.7%, to $130.8 million compared to $121.4 million for the fifty-two weeks ended September 29, 2007. The increase was primarily due to improved manufacturing efficiencies in the United States and Canada and improved product mix. The increase was partially offset by the recording of store servicing fees and advertising fees as reduction in revenue as described above. The effect of price increases was partially offset by inflationary pressures on raw material costs. Gross profit as a percentage of net sales increased to 26.0% from 24.2% in fiscal 2007.
     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the fifty-two weeks ended September 27, 2008 increased $0.4 million to $96.2 million from $95.8 million for the fifty-two weeks ended September 29, 2007. The increase relates to higher distribution expense, and employee incentive costs, compensation expense associated with the retirement of the former President and Chief Executive Officer, higher administrative expenses related to Sarbanes-Oxley compliance efforts, professional fees and pension costs. These increases were partially offset by decreases related to the recording of store servicing and advertising allowances for certain customers as a reduction in revenue in fiscal 2008 and a decrease in new product development expenses.
     Loss on Disposal of Fixed Assets. During the fifty-two weeks ended September 27, 2008, we recorded a loss on disposal of fixed assets of $0.8 million, as compared to a $1.3 million loss during the fifty-two weeks ended September 29, 2007.
     Amortization of Intangible Assets. During the fifty-two weeks ended September 27, 2008, we recorded $1.4 million in amortization expense, as compared to $1.5 million during the fifty-two weeks ended September 29, 2007.
     Impairment charges. In fiscal 2008 the Company recorded an impairment of trade names in the amount of $15.6 million and an impairment of certain fixed assets of $0.2 million. In fiscal 2007, the Company recorded an impairment of trade names of $4.4 million and an impairment of certain fixed assets of $0.1 million. For fiscal 2008 the trade name impairment charges was mainly due to current market conditions. For fiscal 2007 the trade name impairment was primarily due to the shift in branding strategies by certain customers. See Critical Accounting Estimates—Recoverability of Goodwill and Other Intangible Assets.
     Interest Expense. Interest expense for the fifty-two weeks ended September 27, 2008 decreased $2.3 million to $33.8 million from $36.1 million during the fifty-two weeks ended September 29, 2007. The decrease was due to lower prevailing interest rates coupled with a lower average revolver balance than in fiscal 2007.
     Other Expense (Income). Other expense for the fifty-two weeks ended September 27, 2008 was $3.1 million and was primarily the result of an unrealized foreign currency transaction loss of $3.0 million on a U.S. dollar denominated note issued by a Canadian subsidiary that is not of a long term nature. Other income for the fifty-two weeks ended September 29, 2007 was $5.5 million and was primarily the result of an unrealized foreign currency translation gain of $5.4 million on a U.S. dollar denominated note issued by a Canadian subsidiary that is not of a long-term nature.
     Income Tax (Benefit) Expense. During fiscal 2008, income tax benefit was $3.9 million as compared to $5.8 million income tax expense for fiscal 2007. The income tax benefit is mainly attributable to a reduction in deferred tax liabilities related to the impairment on indefinite-lived intangibles, lower taxable income in Canada and a reduction in the liability for uncertain tax positions mainly due to a lapse in the applicable statute of limitations period. Income tax benefits were partially offset by foreign income taxes attributable to intercompany interest payments.
Our Segments
     The following table presents our net sales and operating income after intercompany eliminations by segment for the fiscal year ended September 27, 2008 and September 29, 2007:

	Fiscal Year Ended
	September 27, 2008		September 29, 2007
		(Dollars in Millions)
Net sales:
United States	$403.6	80.2%	$421.8	84.2%
Canada	92.6	18.4%	71.0	14.2%
Other	7.2	1.4%	8.0	1.6%

Total net sales	$503.4	100.0%	$500.8	100.0%

Operating income (loss):
United States	$18.9	4.7%	$15.2	3.6%
Canada	(2.2)	-2.4%	3.0	4.2%
Other	(0.1)	-1.4%	0.1	1.3%

Total operating income	$16.6	3.3%	$18.3	3.7%

United States
     Net Sales. Net sales for the fifty-two week period ended September 27, 2008 decreased $18.2 million, or 4.3%, to $403.6 million from $421.8 million for the fifty-two week period ended September 29, 2007. Overall net sales decreased primarily from the downturn in the housing market which resulted in lower demand for certain products, the recording of store servicing fees as a reduction in revenue and by the recording of advertising allowances for certain customers as a reduction of revenue as discussed above. The decrease was partially offset by a $6.9 million increase in snow tool sales due to significant snowfall in certain parts of the United States and a price increase on certain product lines.
     Operating income. Operating income for the fifty-two week period ended September 27, 2008 increased $3.7 million to $18.9 million from $15.2 million for the fifty-two week period ended September 29, 2007. The increase was primarily the result of improved manufacturing efficiencies partially offset by the decrease in net sales.
Canada
     Net Sales. Net sales for the fifty-two week period ended September 27, 2008 increased $21.6 million, or 30.4%, to $92.6 million from $71.0 million for the fifty-two week period ended September 29, 2007. This increase was primarily due to a $15.8 million increase in snow tool sales as a result of significant snowfall in Canada, favorable currency exchange rates as compared to the prior year and additional product line placements with existing customers.
     Operating (loss) income. Operating loss for the fifty-two week period ended September 27, 2008 decreased $5.2 million to $2.2 million from $3.0 million of operating income for the fifty-two week period ended September 29, 2007. This decrease was primarily due to recording of impairment on trade names of $15.6 million which was partially offset by the increase in snow tool sales volume, favorable currency exchange rates and additional product line placements. The trade name assets are recorded on the Canada segment balance sheet and trade name impairments are recorded on the Canada segment statement of operations.
Other
Changes in net sales and operating (loss) income for this segment were not significant for the periods presented.

Fiscal 2007 (52 Weeks) Compared to Fiscal 2006 (52 Weeks)
Company-Wide
     The following table presents the major components of our statement of operations together with each component’s percentage of net sales for fiscal 2007 and fiscal 2006:

	Fiscal Year		Fiscal Year
	Ended		Ended
	September 29,		September 30,
	2007		2006
	(52 weeks)		(52 weeks)
		(dollars in millions)
Net sales	$500.8	100.0%	$483.6	100.0%
Cost of goods sold	379.4	75.8%	355.6	73.5%

Gross profit	121.4	24.2%	128.0	26.5%
Selling, general, and administrative expenses	95.8	19.1%	96.6	19.9%
Loss (gain) on disposal of fixed assets	1.3	0.2%	(0.4)	—%
Amortization of intangible assets	1.5	0.3%	1.9	0.4%
Impairment charges	4.5	0.9%	6.4	1.3%

Operating income (loss)	18.3	3.7%	23.5	4.9%
Interest expense	36.1	7.2%	33.8	7.0%
Other income	(5.5)	-1.1%	(5.7)	-1.2%

Loss before taxes	(12.3)	-2.4%	(4.6)	-0.9%
Income tax expense (benefit)	5.8	1.2%	—	—%

Net loss	(18.1)	-3.6%	(4.6)	-0.9%

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

     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the fifty-two weeks ended September 29, 2007 decreased $0.8 million to $95.8 million from $96.6 million for the fifty-two weeks ended September 30, 2006. The decrease relates primarily to the recording of store servicing fees of $4.0 million and advertising fees of $3.3 million for certain customers as a reduction in revenue in 2007 as discussed above. In fiscal 2006, all store servicing and advertising fees were recorded as an expense in SG&A. The decrease was partially offset by increased costs related to new product development expenses, higher distribution costs on increased sales and higher administrative expenses related to Sarbanes-Oxley compliance efforts, audit fees and compensation expense associated with additional staffing.
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

Our Segments
     The following table presents our net sales and operating income after intercompany eliminations by segment for the fiscal year ended September 29, 2007 and September 30, 2006:

	Fiscal Year Ended
	September 29, 2007		September 30, 2006
		(Dollars in Millions)
Net sales:
United States	$421.8	84.2%	$407.4	84.3%
Canada	71.0	14.2%	69.7	14.4%
Other	8.0	1.6%	6.5	1.3%

Total net sales	$500.8	100.0%	$483.6	100.0%

Operating income:
United States	$15.2	3.6%	$13.4	3.3%
Canada	3.0	4.2%	9.9	14.2%
Other	0.1	1.3%	0.2	3.1%

Total operating income	$18.3	3.7%	$23.5	4.9%

United States
     Net Sales. Net sales for the fifty-two week period ended September 29, 2007 increased $14.4 million, or 3.5%, to $421.8 million from $407.4 million for the fifty-two week period ended September 30, 2006. Overall net sales increased primarily due to the April 2006 acquisitions of Union and Hound Dog, which contributed full year net revenues of $56.7 million and $5.8 million, respectively, in fiscal 2007 over the prior year amounts of $30.8 million and $3.8 million, respectively, for six months in fiscal 2006. This increase was offset by the recording of store servicing fees of $4.0 million and advertising fees of $3.3 million for certain customers as a reduction of revenue in fiscal 2007 as discussed above. Net sales were further offset in fiscal 2007 by a decrease in sales to certain major customers primarily as a result of the lack of snowfall in major metropolitan areas in the U.S., a colder than normal spring throughout major geographic areas in the U.S. and a decrease in new U.S. housing starts.
     Operating income. Operating income for the fifty-two week period ended September 29, 2007 increased $1.8 million to $15.2 million from $13.4 million for the fifty-two week period ended September 30, 2006. This increase was primarily due to a higher sales volume as a result of the Union and Hound Dog acquisitions and a more favorable product mix. The increase was partially offset by additional marketing expense, product development costs, the loss on disposal of certain fixed assets in fiscal 2007, and unfavorable overhead absorption as a result of lower production levels that stemmed from the volume shortfall described above.
Canada
     Net Sales. Net sales for the fifty-two week period ended September 29, 2007 increased $1.3 million, or 1.9%, to $71.0 million from $69.7 million for the fifty-two week period ended September 30, 2006. This increase is primarily due to favorable foreign exchange rates as compared to the prior fiscal year.
     Operating income. Operating income for the fifty-two week period ended September 29, 2007 decreased $6.9 million to $3.0 million from $9.9 million for the fifty-two week period ended September 30, 2006. This decrease was primarily due to recording of impairment on trade names of $4.4 million and an increase in new product development costs.
Other
Changes in net sales and operating income for this segment were not significant for the periods presented.

Liquidity, Capital Resources and Financial Position
     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Subject to our performance, which, if adversely affected, could adversely affect the availability of funds, we expect to be able to meet our liquidity requirements for the next several years through cash provided by operations and through borrowings available under our senior secured credit facility. However, we cannot assure you that this will be the case. We anticipate the need to refinance our indebtedness, particularly our Senior Subordinated Notes and our Senior Floating Rate Notes, on or before maturity in 2012, and our revolving credit facility, on or before maturity in 2011. We cannot assure you that we would be able to refinance any of our indebtedness on commercially reasonable terms or at all.
Cash Flows from Operating Activities
     Cash provided by (used in) operating activities was $22.8 million, $30.9 million and ($15.8) million for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively. The decrease in cash provided by operations from fiscal 2007 to fiscal 2008 was primarily the result of fluctuations in working capital, namely a decrease in inventory levels. A focused effort to reduce inventory levels generated $28.1 million in cash during fiscal 2007 compared to $3.7 million in cash generated through inventory reductions in fiscal 2008. The increase in cash provided by operations from fiscal 2006 to fiscal 2007 was primarily due to the $28.1 million in cash generated by the inventory reductions in fiscal 2007.
Cash Flows from Investing Activities
     Cash used in investing activities was $7.2 million, $7.6 million and $65.1 million for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively. Purchases of property, plant and equipment and acquisitions are generally the main investing activities of the Company. In 2006, the Company utilized $50.1 million for business acquisitions and had higher than average capital expenditures associated with the start up of a new facility and the implementation of an ERP system.
Cash Flows from Financing Activities
     Cash (used in) provided by financing activities was $(3.2) million, ($24.8) million and $64.7 million for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively. The use of cash in 2008 and 2007 was primarily related to repayments on our revolver. In 2006, we increased our revolving credit facility to finance the Acorn and Hound Dog acquisitions.
Debt and Other Obligations
Senior Secured Credit Facility as Amended and Restated
     On April 7, 2006, we entered into an amended and restated credit agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Acorn, Union and Ames True Temper Properties, Inc. (“ATTP”); together with the Company, (the “Borrowers”), ATT Holding Co., as guarantor, and each lender from time to time thereto (the “Credit Agreement”). The Credit Agreement amends and restates our existing credit facility with, among others, Bank of America, N.A. Pursuant to the Credit Agreement, the lenders made available a five-year revolving credit facility of up to $130.0 million, including a sub-facility for letters of credit in an amount not to exceed $15.0 million and a sub-facility for swing-line loans in an amount not to exceed $15.0 million. The Borrowers’ obligations under the Credit Agreement are guaranteed by ATT Holding Co. The credit facility is collateralized by substantially all of our assets, including our domestic subsidiaries. Future domestic subsidiaries will be required to guarantee the obligations and grant a lien on substantially all of their assets.
     The interest rate applicable to the loans under the Credit Agreement is either: 1) a LIBOR (London Interbank Offered Rate) rate loan which bears interest on the outstanding principal amount thereof for each interest rate period at LIBOR plus the applicable rate determined by the Company’s consolidated leverage ratio as defined in the credit facility; or 2) a base rate loan, which under the revolving credit facility, is calculated as the higher of; i) the prevailing Federal Funds rate plus 50 basis points or ii) the Bank of America, N.A. prime interest rate plus an applicable rate. The interest rate under the revolving credit facility for the LIBOR loan was 5.3% and for the base rate loan was 6.0% at September 27, 2008. At September 27, 2008, $40.0 million of the outstanding revolver balance is under the LIBOR option and the remainder is under the base rate loan option. We estimate a 1% change in interest rates would impact us by approximately $0.7 million.

     As set forth in the Credit Agreement, the total outstanding amount of all loans and letter of credit obligations under the Credit Agreement shall not exceed the lesser of (1) $130.0 million or (2) the borrowing base, which includes specific percentages of eligible inventory, eligible equipment, eligible accounts receivable and eligible real estate of the Borrowers, minus certain reserves, all as set forth in the Credit Agreement.
     The terms of the Credit Agreement include various covenants that restrict our ability to, among other things, incur additional liens, incur additional indebtedness and make additional investments. In addition, the Borrowers are prohibited from incurring capital expenditures exceeding $16.1 million in fiscal year 2007 and $15.0 million in any fiscal year thereafter (subject to the right to carry over the unused portion to the following year). In addition, under certain circumstances the Borrowers will be required to have Consolidated EBITDA, as defined by the Credit Agreement, of at least $41.0 million for each period of four fiscal quarters. The Credit Agreement also includes customary events of default, including, without limitation, payment defaults, cross defaults to other indebtedness and bankruptcy related defaults. As of September 27, 2008, we were in compliance with all of our financial covenants. As of September 27, 2008, we had $40.0 million of borrowings on the revolving portion of our senior credit facility, with $3.3 million of letters of credit outstanding under the Credit Agreement. At September 27, 2008, based on the borrowing base calculation, the revolver limit was $85.4 million, with $42.0 million available under the revolving credit facility.
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
     The indenture governing Senior Subordinated Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting our ability and the ability of our restricted subsidiaries to borrow money, guarantee debt or sell preferred stock, create liens, pay dividends on or redeem or repurchase stock, make certain investments, sell stock in our restricted subsidiaries, restrict dividends or other payments from restricted subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The indenture governing the Senior Subordinated Notes also contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; violations of certain covenants; certain bankruptcy-related events; invalidity of liens; non-payment of certain legal judgments and cross defaults with certain other indebtedness. We may redeem the Senior Subordinated Notes on or after July 15, 2008. We are required to redeem the Senior Subordinated Notes under certain circumstances involving changes of control. As of September 27, 2008 we were in compliance with all of our financial covenants.
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
     The indenture governing the Senior Floating Rate Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting our ability and the ability of our restricted subsidiaries to borrow money, guarantee debt or sell preferred stock, create liens, pay dividends on or redeem or repurchase stock, make specified types of investments, sell stock in our restricted subsidiaries, restrict dividends or other payments from restricted subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The indenture governing the Senior Floating Rate Notes also contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; failure to perform or observe certain covenants; inaccuracy of representations and warranties in any material respect, cross defaults with certain other indebtedness, certain bankruptcy related events, monetary judgment defaults and material non-monetary judgment defaults, ERISA (Employee Retirement Income Security Act) defaults and change of control. We can redeem the Senior Floating Rate Notes, in whole or in part, at any time on or after January 15, 2007. In addition, we are required to redeem the Senior Floating Rate Notes under certain circumstances involving changes of control. As of September 27, 2008 we were in compliance with all of financial covenants.
Other Debt
     On July 19, 2005, we entered into a $2.7 million Term Note, Loan and Security Agreement and Subordination Agreement with a Lender. This note is payable in monthly installments over five years. The interest rate per annum is equal to 2.5% and secured by certain collateral, which was agreed to by the Administrative Agent of the Senior Secured Credit Facility, as amended and restated. As required under the terms of this note, we created 108 jobs at the new manufacturing facility in Pennsylvania within three years of the completion of the facility. The Term Note contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation, nonpayment of principal, interest, fees and failure to perform or observe certain covenants. As of September 27, 2008, we were in compliance with these covenants.
Interest Rate Swaps
     In connection with the offering of the Senior Floating Rate Notes, on January 11, 2005, we entered into interest rate swaps (the “Swaps”) with Bank of America, N.A. and Wachovia Bank, N.A to hedge variable interest rate debt. Pursuant to the Swap with Bank of America, N.A., which became effective on January 17,

2006, we swap 3 month LIBOR rates for fixed interest rates of 4.31% on a notional amount of $100.0 million for the period from January 17, 2006 through January 15, 2008, approximately $66.7 million for the period from January 15, 2008 to January 15, 2009 and approximately $33.3 million for the period from January 15, 2009 through January 15, 2010. Pursuant to the Swap with Wachovia Bank, N.A., effective January 15, 2006, we swap 3 month LIBOR rates for fixed interest rates of 4.29% for a notional amount of $50 million for the period from January 15, 2006 through January 15, 2008, approximately $33.3 million for the period from January 15, 2008 to January 15, 2009 and approximately $16.7 million for the period from January 15, 2009 through January 15, 2010. These swaps fix the variable rate portion of the Senior Floating Rate Notes, while there is an additional margin of 4.00% that is fixed.
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
     The interest rate swaps are accounted for in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. For the fiscal year ended September 27, 2008, the interest rate swaps were recorded as a liability of $0.8 million and the change in fair value was recognized as an increase in other comprehensive loss of $1.2 million, net of deferred taxes of $0.2 million. For the fiscal year ended September 29, 2007, the interest rate swaps were recorded as an asset of $0.6 million and the change in fair value was recognized as a reduction of other comprehensive income of $1.2 million, net of deferred taxes of $0.8 million. The fair market values of the interest rate swap agreements are included in other liabilities on the consolidated balance sheet as of September 27, 2008. The fair market values of the interest rate swaps are included in other noncurrent assets on the consolidated balance sheet as of September 29, 2007.
Off-Balance Sheet Arrangements
     As of September 27, 2008 and September 29, 2007, we had no off-balance sheet arrangements other than operating leases.

Contractual Commitments
     The following table represents our contractual commitments associated with our debt and other obligations as of September 27, 2008.

		October	October	October	October	October
		2008	2009	2010	2011	2012
		to	to	to	to	to
		September	September	September	September	September
	Total	2009	2010	2011	2012	2013	Thereafter
			(dollars in thousands)
Contractual Obligations
Revolving credit facility	$40,010	$40,010	$—	$—	$—	$—	$—
Senior Floating Rate Notes	150,000	—	—	—	150,000	—	—
Senior Subordinated Notes	150,000	—	—	—	150,000	—	—
Term Note	1,033	554	479	—	—	—	—
Interest on Notes	101,066	27,955	28,566	28,680	15,865	—	—
Operating leases	79,391	9,623	9,497	9,434	7,867	6,577	36,393
Pension and postretirement payments	30,405	7,386	6,587	5,999	5,510	4,923	—
Medical self-insurance	8,600	8,600	—	—	—	—	—
Open purchase orders	50,776	50,776	—	—	—	—	—
Other purchase commitments	1,419	1,419	—	—	—	—	—
Forward purchase contracts	11,020	11,020	—	—	—	—	—

Total contractual obligations	$623,720	$157,343	$45,129	$44,113	$329,242	$11,500	$36,393

Commitments
Outstanding letters of credit	$3,332	$3,332	$—	$—	$—	$—	$—

Total commitments	$3,332	$3,332	$—	$—	$—	$—	$—

     We adopted FIN 48, “Accounting for Uncertainty in Income Taxes” on September 30, 2007. As of September 27, 2008, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits was $3.0 million. We do not expect a significant tax payment related to these obligations within the next year. Due to the uncertainty of the timing of these tax positions we have not included this liability in the above table.
Financial Position
     Our consolidated balance sheet as of September 27, 2008, compared to our consolidated balance sheet as of September 29, 2007, was impacted by the following:
•	The increase in our cash and cash equivalents of $12.0 million was due to increased snow tool sales in our Canada segment and a reduction in Canadian tax payments as a result of the internal reorganization noted below.

•	The decrease in intangible assets of $17.2 million is primarily due to the impairment of trade names described above.

•	The decrease in deferred income taxes of $9.1 million was primarily due to a reduction in deferred tax liabilities related to the impairment on indefinite-lived intangibles.

•	The increase in accrued retirement benefits of $15.2 million was primarily due to the decline in fair value of pension assets.
Additional Information
     During the fourth fiscal quarter of 2007, the Company completed an internal reorganization involving entities in the U.S. and Canada. For the fiscal year ended September 27, 2008, the income tax savings was approximately CAD$2.7 million (USD $2.6 million). We cannot give any assurance that we will have future tax savings related to this internal reorganization due to pending or enacted tax legislation.

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
     Our primary market risk is interest rate exposure with respect to our floating rate debt. The interest rate of the Senior Floating Rate Notes at September 27, 2008 was 6.8%. In connection with the offering of the Senior Floating Rate Notes, we entered into two interest rate swaps. These swaps effectively fix the interest rate of the Senior Floating Rate Notes at notional amounts of $150.0 million for two years beginning January 15, 2006, subsequently amortizing at a rate of $50.0 million per year until the maturity in 2010. On January 10, 2008, we entered into an interest rate swap to replace a replace a notional amount of $50.0 million that expired January 14, 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt and Other Obligations — Senior Floating Rate Notes” and — “Interest Rate Swaps.”
     We conduct foreign operations in Canada and Ireland and utilize international suppliers and manufacturers. For fiscal year 2009, we have hedged some of our forecasted Canadian subsidiary operation purchases that are denominated in U. S. dollars. Additionally, we have a Canadian subsidiary that has issued a U.S. dollar denominated intercompany note to a U.S. subsidiary. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in either cumulative translation adjustments, which are included in accumulated other comprehensive income (loss), transaction gains and losses which are included in operations during the period in which they occur or in other income and expense. We do not consider the potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of September 27, 2008, to be material.
     We purchase certain raw materials such as resin, steel and wood that are subject to price volatility caused by unpredictable factors. Where possible, we employ fixed rate raw material purchase contracts and customer price adjustments to help us to manage this risk. We do not currently use derivatives to manage the risk of raw material price fluctuations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ATT Holding Co.
Consolidated Financial Statements
Contents

Reports of Independent Registered Public Accounting Firms	37
Consolidated Balance Sheets as of September 27, 2008 and September 29, 2007	39
Consolidated Statements of Operations for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006	40
Consolidated Statements of Changes in Stockholder’s (Deficit) Equity for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006	41
Consolidated Statements of Cash Flows for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006	42
Notes to Consolidated Financial Statements	43

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of
ATT Holding Co.
Camp Hill, Pennsylvania
We have audited the accompanying consolidated balance sheets of ATT Holding Co. and subsidiaries (the “Company”) as of September 27, 2008 and September 29, 2007, and the related consolidated statements of operations, changes in stockholder’s (deficit) equity, and cash flows for each of the fiscal years ended September 27, 2008 and September 29, 2007. Our audits also included the information for the fiscal years ended September 27, 2008 and September 29, 2007 in the financial statement schedule listed in the index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ATT Holding Co. and subsidiaries as of September 27, 2008 and September 29, 2007 and the results of their operations and their cash flows for each of the fiscal years ended September 27, 2008 and September 29, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for the fiscal years ended September 27, 2008 and September 29, 2007, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of SFAS Nos. 87, 88, 106, and 132(R), effective September 29, 2007.
/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
December 19, 2008

Report of Independent Registered Public Accounting Firm
Board of Directors
ATT Holding Co.
We have audited the accompanying consolidated statements of operations, changes in stockholder’s (deficit) equity and cash flows of ATT Holding Co. (the “Company”) for the fiscal year ended September 30, 2006. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of ATT Holding Co. for the fiscal year ended September 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the fiscal year ended September 30, 2006.
/s/ Ernst & Young LLP
December 21, 2006,
except for Notes 14 and 16, as to which the date is
December 19, 2008
Philadelphia, Pennsylvania

ATT Holding Co.
Consolidated Balance Sheets
(In Thousands, Except Number of Shares and Per Share Amounts)

		September 29,
	September 27, 2008	2007
Assets
Current assets:
Cash and cash equivalents	$17,159	$5,182
Trade receivables, net	59,168	56,306
Inventories	110,891	115,063
Deferred income taxes	—	752
Assets held for sale	1,025	—
Prepaid expenses and other current assets	6,156	5,509

Total current assets	194,399	182,812
Property, plant and equipment, net	55,237	66,055
Intangibles, net	56,149	73,324
Goodwill	58,242	59,320
Other noncurrent assets	9,798	11,274

Total assets	$373,825	$392,785

Liabilities and stockholder’s deficit
Current liabilities:
Trade accounts payable	$35,691	$35,341
Accrued interest payable	6,021	6,254
Accrued expenses and other current liabilities	27,634	23,432
Revolving loan	40,010	42,498
Current portion of long-term debt and capital lease obligations	554	612

Total current liabilities	109,910	108,137
Deferred income taxes	11,348	20,477
Long-term debt	300,130	300,578
Accrued retirement benefits	26,108	10,943
Other liabilities	10,534	6,638

Total liabilities	458,030	446,773
Commitments and contingencies
Stockholder’s deficit:
Preferred stock-Series A, $.0001 per share par value; 100,000 shares authorized; 62,495 shares issued and outstanding as of September 27, 2008 and September 29, 2007 (Liquidation preference of $62,495 at September 27, 2008)	—	—
Common stock-Class A, $.0001 per share par value; 1,600,000 shares authorized; 726,556 shares issued and outstanding as of September 27, 2008 and September 29, 2007	—	—
Common stock-Class B, $.0001 per share par value; 300,000 shares authorized; 267,448 shares issued and outstanding as of September 27, 2008 and September 29, 2007	—	—
Additional paid-in capital	110,500	110,500
Predecessor basis adjustment	(13,539)	(13,539)
Accumulated deficit	(172,129)	(155,707)
Accumulated other comprehensive (loss) income	(9,037)	4,758

Total stockholder’s deficit	(84,205)	(53,988)

Total liabilities and stockholder’s deficit	$373,825	$392,785

See accompanying notes to consolidated financial statements

ATT Holding Co.
Consolidated Statements of Operations
(In thousands)

	Fiscal year	Fiscal year	Fiscal year
	ended	ended	ended
	September 27,	September 29,	September 30,
	2008	2007	2006
	(52 weeks)	(52 weeks)	(52 weeks)
Net sales	$503,453	$500,767	$483,601
Cost of goods sold	372,609	379,351	355,617

Gross profit	130,844	121,416	127,984
Selling, general and administrative expenses	96,258	95,863	96,593
Loss (gain) on disposal of fixed assets	829	1,299	(370)
Amortization of intangible assets	1,363	1,496	1,836
Impairment charges	15,783	4,465	6,377

Operating income	16,611	18,293	23,548
Interest expense	33,812	36,145	33,781
Other expense (income)	3,075	(5,542)	(5,656)

Loss before income taxes	(20,276)	(12,310)	(4,577)
Income tax (benefit) expense	(3,854)	5,800	—

Net loss	$(16,422)	$(18,110)	$(4,577)

See accompanying notes to consolidated financial statements

ATT Holding Co.
Consolidated Statements of Changes in Stockholder’s (Deficit) Equity
(In Thousands, Except Number of Shares)

										Accumulated	Total
	Series A		Class A		Class B		Additional	Predecessor		Other	Stockholder’s
	Preferred Stock		Common Stock		Common Stock		Paid-in	Basis	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Adjustment	Deficit	Income (Loss)	(Deficit)
Balance at October 1, 2005	62,495	$—	726,556	$—	267,448	$—	$110,500	$(13,539)	$(133,020)	$(595)	$(36,654)
Net loss	—	—	—	—		—	—	—	(4,577)	—	(4,577)
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,772	1,772
Minimum pension liability, net of tax	—	—	—	—	—	—	—	—	—	7,794	7,794
Change in fair value of interest rate swaps, net of tax	—	—	—	—	—	—	—	—	—	938	938

Comprehensive income											5,927

Balance at September 30, 2006	62,495	$—	726,556	$—	267,448	$—	$110,500	$(13,539)	$(137,597)	$9,909	$(30,727)
Net loss	—	—	—	—	—	—	—	—	(18,110)	—	(18,110)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	451	451
Minimum pension liability, net of tax	—	—	—	—	—	—	—	—	—	577	577
Change in fair value of interest rate swaps, net of tax	—	—	—	—	—	—	—	—	—	(1,248)	(1,248)

Comprehensive loss	—	—	—	—	—	—	—	—	—		(18,330)

Adjustment to adopt SFAS 158, net of tax (see Notes 2 and 12)	—	—	—	—	—	—	—	—	—	(4,931)	(4,931)

Balance at September 29, 2007	62,495	$—	726,556	$—	267,448	$—	$110,500	$(13,539)	$(155,707)	$4,758	$(53,988)
Net loss	—	—	—	—	—	—	—	—	(16,422)	—	(16,422)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,236	1,236
Change in accrued benefit liability, net of tax	—	—	—	—	—	—	—	—	—	(13,822)	(13,822)
Change in fair value of interest rate swaps, net of tax	—	—	—	—	—	—	—	—	—	(1,209)	(1,209)

Comprehensive loss	—	—	—	—	—	—	—	—	—		(30,217)

Balance at September 27, 2008	62,495	$—	726,556	$—	267,448	$—	$110,500	$(13,539)	$(172,129)	$(9,037)	$(84,205)

See accompanying notes to consolidated financial statements

ATT Holding Co.
Consolidated Statements of Cash Flows
(In Thousands)

	Fiscal year	Fiscal year	Fiscal year
	ended	ended	ended
	September 27,	September 29,	September 30,
	2008	2007	2006
Operating activities
Net loss	$(16,422)	$(18,110)	$(4,577)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	15,768	16,129	12,143
Amortization of intangible assets	1,363	1,496	1,836
Amortization of loan fees	2,220	2,421	2,440
Provision (recovery) for bad debts	173	(213)	(120)
(Benefit) provision for deferred taxes	(3,965)	2,076	(1,813)
Noncash interest expense	70	136	271
Loss (gain) on disposal of property, plant and equipment	829	1,299	(370)
Amortization of bond discount	107	108	107
Unrealized foreign currency loss (gain)	3,106	(5,926)	(76)
Impairment charges	15,783	4,465	6,377
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,271)	11,436	955
Inventories	3,714	28,080	(31,649)
Prepaid expenses and other assets	(2,087)	1,590	161
Accounts payable	522	(5,037)	(2,015)
Accrued expenses and other liabilities	4,874	(9,054)	578

Net cash provided by (used in) operating activities	22,784	30,896	(15,752)
Investing activities
Acquisition of businesses, net of cash acquired	—	—	(50,126)
Restricted cash in escrow	—	2,081	(2,081)
Cash paid for property, plant and equipment	(8,100)	(10,861)	(15,797)
Proceeds from sale of property, plant and equipment	600	1,507	2,763
Proceeds from state government grant	300	—	—
(Investment in) return of capital from joint ventures	—	(300)	100

Net cash used in investing activities	(7,200)	(7,573)	(65,141)

Financing activities
Repayments of long-term debt	(684)	(710)	(515)
Borrowings on revolver	162,618	143,138	181,434
Repayments of revolver	(165,106)	(167,248)	(114,826)
Debt issuance costs	—	—	(1,419)

Net cash (used in) provided by financing activities	(3,172)	(24,820)	64,674
Effect of exchange rate changes on cash	(435)	1,041	463

Increase (decrease) in cash and cash equivalents	11,977	(456)	(15,756)
Cash and cash equivalents at beginning of period	5,182	5,638	21,394

Cash and cash equivalents at end of period	$17,159	$5,182	$5,638

Supplemental Cash Flow Information
Cash paid for interest	$28,552	$34,906	$29,947

Cash paid for income taxes	$230	$2,830	$2,819

Property, plant and equipment in trade accounts payable at end of period	$877	$410	$5,689

See accompanying notes to consolidated financial statements

(Dollars in Thousands, Except Share Data)
1. Formation and Description of Business
ATT Holding Co. and its subsidiaries (the “Company”) is a global provider of non-powered landscaping products that make work easier for homeowners and professionals. The Company refers to operations subsequent to June 27, 2004. Operations from September 28, 2003 to June 27, 2004 are referred to as “Predecessor Company.”
ATT Holding Co. (as Predecessor Company) was incorporated on December 20, 2001. On January 14, 2002, Predecessor Company acquired, from U.S. Industries, Inc. (“USI”), certain assets and liabilities of Ames True Temper Group, including Ames True Temper, Inc. (“ATT”); True Temper Ltd.; IXL Manufacturing, Inc. and Garant Division of USI Canada, Inc., a division of USI. In May 2002, IXL Manufacturing was merged into ATT.
On June 28, 2004, the Company completed the sale of all outstanding common and preferred stock and warrants of Predecessor Company to affiliates of Castle Harlan, a New York private-equity investment firm. CHATT Holdings Inc., the “buyer,” and CHATT Holdings LLC, the “buyer-parent,” were created to make the acquisition of the Company. Approximately 87% of the equity interests of the buyer parent are owned by affiliates of Castle Harlan, and the remainder was issued to members of Company management who held capital stock in the Predecessor Company, in lieu of cash consideration that they otherwise would have been entitled to receive in the acquisition. In addition, certain members of management that did not hold equity in Predecessor Company purchased an equity interest in the buyer parent for cash.
All entities and assets owned by ATT Holding Co. subsequent to June 27, 2004 are referred to collectively as the “Company.” All entities and assets owned by ATT Holding Co. on June 27, 2004 or prior are referred to collectively as the “Predecessor.” ATT Holding Co. is a holding company which has no interest, operations or activities other than through its ownership of 100% of Ames True Temper Inc., (“ATT”) and ATT’s wholly-owned subsidiaries.
The Company’s fiscal year ends on the Saturday nearest to September 30.
2. Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from the estimates.
Principles of Consolidation
The accompanying consolidated financial statements for the fiscal years ended September 27, 2008 (fiscal 2008), September 29, 2007 (fiscal 2007) and September 30, 2006 (fiscal 2006), include the accounts of ATT Holding Co. and its subsidiaries. All intercompany transactions have been eliminated in consolidation.
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
Investments in Joint Ventures
The Company accounts for its joint venture investments in accordance with the cost method. Joint venture investments are included in other noncurrent assets. The Company has investments in four cooperative joint ventures in China with certain exclusive marketing rights to sell, outside China, products manufactured by the four separate joint ventures. The Company’s interests in the joint ventures range between 25% and 35%. The Company does not share in either the profit or loss and has minority representation on the Board of Directors of each of the joint ventures and does not receive financial information for the joint ventures.
Property, Plant and Equipment
Property, plant and equipment are stated on the basis of cost less accumulated depreciation provided under the straight-line method. Buildings and building improvements are depreciated based on lives of 25 and 10 years, respectively. Land improvements and leasehold improvements are depreciated based on lives of 15 and 20 years (or less, depending on the life of the lease), respectively. Machinery and equipment is depreciated based on lives ranging from three to seven years and furniture and fixtures based on a life of five years. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the costs and accumulated depreciation are removed from the accounts. Any resulting gain or loss is recognized currently. Construction in progress is comprised of ongoing development costs associated with upgrades and additions.
Long-Lived Assets
Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that companies consider whether indicators of impairment of long-lived assets held for use are present. If such indicators are present, companies determine whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, companies recognize an impairment loss based on the excess of the carrying amount of the assets over their fair value. Accordingly, management will periodically evaluate the ongoing value of property and equipment. During fiscal 2008, 2007 and 2006 the Company recorded impairment charges of $200, $39 and $414 respectively, related to certain fixed assets.
Assets Held For Sale
Long-lived assets to be disposed of by sale are accounted for in accordance with SFAS No. 144. Accordingly, a long-lived asset is classified as held for sale in the period in which management commits to a plan to sell the asset, the asset is available for immediate sale in its present condition, an active program to locate a buyer has been initiated and the asset is marketed at a price that is reasonable in relation to its current fair value, and the sale of the asset is probable within one year. Depreciation ceases when an asset is classified as held for sale. Assets held for sale are carried at the lower of depreciated cost or fair value less cost to sell.

Goodwill and Other Intangible Assets
Goodwill and other intangible assets with indefinite useful lives are not subject to amortization and are tested for impairment annually. The Company performs its annual impairment tests for goodwill on a geographic reporting unit basis and trade names during the fiscal fourth quarter. Intangible assets with finite lives are amortized over their useful lives. Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As of September 27, 2008, September 29, 2007 and September 30, 2006, the Company performed the annual impairment test of goodwill and trade names which resulted in impairment in trade names of $15,583, $4,426 and $5,963, respectively. For fiscal 2008, the impairment of trade names was primarily the result of current economic conditions which reduced the fair value for the trade names. For fiscal 2007 and 2006, the impairment of trade names was primarily the result of a shift in branding strategy by certain customers. The trade name assets are recorded on the Canada segment balance sheet and trade name impairments are recorded on the Canada segment statement of operations.
Debt Issuance Costs
The Company records deferred financing costs incurred in conjunction with its debt obligations within other noncurrent assets in the accompanying consolidated balance sheets. These costs are capitalized then amortized using the effective interest method over the lives of the associated debt to interest expense. Total deferred financing costs, net of accumulated amortization at September 27, 2008 and September 29, 2007 were $7,222 and $9,466, respectively.
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
Revenue and Cost Recognition
Revenue is recognized upon shipment of products or delivery of products to the customer depending on the terms of the sale, persuasive evidence of an arrangement exists, the selling price is fixed and determinable and collectability is reasonably assured. The Company offers volume discounts, co-op advertising programs and store service support to certain of its customers. The discounts, co-op advertising program expense and store service fees are estimated and accrued for at the time of sale to the customer based on expected annual rates at established volume thresholds. The adequacy of the accruals is re-assessed quarterly, monitoring the customer’s progress toward earning any applicable volume rebate. Discounts provided to customers and store service fees are recorded as a reduction of sales, while expenses associated with co-op advertising are recorded as part of selling, general and administrative expenses or as a deduction from sales in accordance with Emerging Issues Task Force (“EITF”) 01-09, “Accounting for Consideration Given by a Vendor to a Customer”. Provisions are made for estimated sales returns and allowances, including product warranty costs, at the time of the sale. Such amounts, which are included in net sales, totaled $7,950, $9,126 and $6,144 for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively.
Shipping and Handling Costs
All shipping and handling costs are expensed as incurred. Costs incurred to ship product from the manufacturing facility and distribution centers to customers are included in costs of goods sold and totaled $19,837, $18,207 and $21,258 for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively. Costs to ship the product from manufacturing facilities to the main distribution center are included in selling, general and administrative expense and totaled $8,115, $5,481 and $3,299, for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively.
Advertising Costs
Advertising costs are expensed as incurred. Such amounts totaled $5,073, $11,483 and $15,430 for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.
Research and Development Costs
Research and development costs are expensed as incurred. Such amounts totaled $1,589, $3,187 and $1,273 for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.
Foreign Currency Translation
The financial statements of the Company’s foreign operations are measured using the local currency as the functional currency. Assets and liabilities of foreign subsidiaries are translated at the exchange rates as of the balance sheet date. Resulting translation adjustments are recorded in the currency translation adjustment account, a separate component of Accumulated Other Comprehensive (Loss) Income. Income and expense items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions are included in other expense/income.
Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is defined as net income (loss) and other changes in stockholder’s (deficit) equity from transactions and other events from sources other than stockholders. The components of and changes in other comprehensive income (loss) are as follows:

	Beginning	Before-Tax	Tax Benefit	Net-of-Tax	Ending
	Balance	Amount	(Expense)	Amount	Balance
September 27, 2008
Currency translation adjustment	$9,312	$1,236	$—	$1,236	$10,548
Change in accrued benefit liability	(4,931)	(14,282)	460	(13,822)	(18,753)
Interest rate swaps	377	(1,440)	231	(1,209)	(832)

	$4,758	$(14,486)	$691	$(13,795)	$(9,037)

September 29, 2007
Currency translation adjustment	$8,861	$451	$—	$451	$9,312
Minimum pension liability adjustment	(577)	856	(279)	577	—
Adoption of SFAS 158	—	(4,608)	(323)	(4,931)	(4,931)
Interest rate swaps	1,625	(2,013)	765	(1,248)	377

	$9,909	$(5,314)	$163	$(5,151)	$4,758

September 30, 2006
Currency translation adjustment	$7,089	$1,772	$—	$1,772	$8,861
Minimum pension liability adjustment	(8,371)	12,666	(4,872)	7,794	(577)
Interest rate swaps	687	1,513	(575)	938	1,625

	$(595)	$15,951	$(5,447)	$10,504	$9,909

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
Because of short maturities, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximates fair value. The fair value and carrying value of the Company’s long-term debt, described in Note 10, are as follows:

	September 27, 2008		September 29, 2007
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Revolving Loan Facility	$40,010	$40,010	$42,498	$42,498
Term Notes due 2010	1,033	1,033	1,575	1,575
Senior Floating Rate Notes due 2012	150,000	127,688	150,000	146,250
10% Senior Subordinated Notes due 2012	150,000	75,000	150,000	116,250
The fair value of derivative instruments is described in Note 2.
Material Suppliers
During fiscal 2008, 2007 and 2006, one supplier accounted for approximately 9%, 9% and 10%, respectively, of the Company’s total raw material purchases.
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
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligation that determine its funded status as of the end of the employer’s fiscal year and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the change occurs. The requirement to recognize the funded status of a defined benefit postretirement plan became effective September 29, 2007 and the Company adopted the recognition requirements as of September 29, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for the fiscal years ending after December 15, 2008. The Company will adopt this requirement on October 2, 2009, the last day of fiscal 2009.
In connection with the fiscal 2007 adoption of SFAS 158, the Company recorded an additional pension liability of $4,608 for the net underfunded status for all pension and postretirement plans with an offsetting amount recorded in accumulated other comprehensive loss, net of taxes.
On April 11, 2008, the Company notified salaried and certain hourly associates that the Company was freezing benefit accruals under its domestic defined benefit plan (“Pension Plan”) and the Ames True Temper, Inc. Supplemental Executive Retirement Plan (“SERP”) effective with the close of business on May 31, 2008. The details of the pension freeze are described more fully in Note 12.
Derivatives
The Company’s cash flows and operating results are subject to fluctuations resulting from changes in interest rates, foreign currency exchange rates and raw material costs. The Company manages the exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. The Company’s policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. The Company does not use financial instruments for trading purposes and are not a party to any leveraged derivatives.
The Company has entered into interest rate swaps that are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value.
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
The Company has structured all existing interest rate swap agreements to be perfectly effective. As a result, there is no current impact to earnings resulting from hedge ineffectiveness. The Company periodically reassesses the effectiveness of the swap. If the swaps were deemed to be ineffective, a gain or loss would be recognized in income. The change in values of the interest rate swaps is reflected in the activity of other comprehensive income, net of deferred taxes. For the fiscal year ended September 27, 2008, the interest rate swaps were recorded as a liability of $832, and the change in fair value was recognized as an increase in other comprehensive loss of $1,209, net of deferred taxes of $231. For the fiscal year ended September 29, 2007, the interest rate swaps were recorded as an asset of $608 the change in fair value was recognized as a reduction of other comprehensive income of $1,248, net of deferred taxes of $765. The fair market values of the interest rate swap agreements are included in other liabilities on the consolidated balance sheet as of September 27, 2008, and the changes in fair market value are reflected in other liabilities and other comprehensive loss. The fair market values of the interest rate swaps are reflected in other noncurrent assets on the consolidated balance sheet as of September 29, 2007, and the changes in fair market values are reflected in other noncurrent assets and other comprehensive income.
During fiscal 2008, the Company entered into foreign currency forward exchange contracts to effectively fix the exchange rate for portions of the Company’s forecasted U.S. dollar purchases by the Canada segment. The contracts are one to nine months in duration; the final contract will expire in May 2009. These contracts do not qualify for hedge accounting, therefore, gains and losses are recognized in earnings. For the fiscal year ended September 27, 2008, the Company recorded an unrealized loss of $135, which was included in other expense (income).
Accruals for Self-Insured Losses
The Company maintains insurance for certain risks, including workers compensation, general liability and vehicle liability and is self insured for employee related health care benefits. The Company accrues for the expected costs associated with these risks by considering historical claims experience, demographic factors, severity factors and other relevant information. Costs are recognized in the period the claim is incurred, and the financial statement accruals include an actuarially determined estimate of claims incurred but not yet reported.

Recent Accounting Pronouncements
Adopted
The FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109,” in July 2006 and FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” in May 2007 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 at the beginning of fiscal 2008 effective September 30, 2007, the first day of fiscal 2008. See further information in Note 9.
To Be Adopted
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in US GAAP and expands disclosures about fair value measurements. The statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The FASB issued FASB Staff Position (“FSP”) No. 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases", (“SFAS 13”) and its related interpretive accounting pronouncements that address leasing transactions, FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is required to adopt SFAS 157 in the first quarter of fiscal year ending October 3, 2009 except for the items delayed by FSP 157-2 which the Company is required to adopt in the first quarter of the fiscal year ended October 2, 2010. The Company is currently evaluating what effect, if any, adoption of SFAS 157 will have on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 ” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has elected not to adopt the fair value option available under SFAS 159 for the fiscal year 2009.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination:
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
SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is required to adopt this requirement for the fiscal year ended October 2, 2010. The impact of adoption, if any, on its consolidated financial statements will depend on the Company’s future acquisitions, if any.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company has not yet assessed the impact of adoption, if any, on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The Company is required to adopt SFAS 161 in the second quarter of the fiscal year ended October 3, 2009. The Company has not yet assessed the impact of adoption, if any, on its consolidated financial statements.
3. Purchase Accounting
Acquisition of Acorn and Hound Dog
On April 7, 2006, ATT acquired Acorn Products, Inc. (“Acorn”), a Delaware corporation and the parent company of UnionTools, Inc. (“Union”), a business engaged in the manufacture and distribution of non-powered lawn and garden tools, pursuant to an Agreement and Plan of Merger (the “Acorn Merger Agreement”) among ATT, Acorn and ATTUT Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of ATT (“Merger Sub”). Pursuant to the Acorn Merger Agreement, ATT acquired all of the issued and outstanding capital stock of Acorn through the merger of Merger Sub with and into Acorn, with Acorn surviving as a wholly-owned subsidiary of ATT (the “Acorn Merger”). The Acorn Merger was consummated simultaneously with the execution of the Acorn Merger Agreement. The aggregate cash consideration paid by ATT on the day of the transaction was $46,394.
On April 12, 2006, HD Acquisition Corp. (“HDAC”), a wholly-owned subsidiary of ATT, completed the acquisition of substantially all of the assets and intellectual property of Hound Dog Products, Inc. (“Hound Dog”), a business that designs, markets and distributes non-powered lawn and garden tools. The transaction was consummated simultaneously with the execution of an Asset Purchase Agreement (the “Asset Purchase Agreement”) among HDAC, Hound Dog and the shareholders of Hound Dog. The cash consideration paid by HDAC on the day of the transaction was $5,161.
These businesses were acquired to expand the Company’s product lines. The operating results of the acquired companies have been included in the accompanying consolidated statements of operations from the respective dates of acquisition. The acquisitions of Acorn and Hound Dog were accounted for as purchases in accordance with SFAS No. 141, Business Combinations. The financial statements as of September 29, 2007 reflect the final allocation of the purchase price. The Company adjusted inventory by $824 to write up the acquired inventory to its estimated selling price less the costs of disposal and profit allowance for the selling effort of the Company. This resulted in an increase in cost of goods sold of $824 during fiscal year 2006. This amount represents the manufacturing profits acquired. The Hound Dog acquisition was subject to purchase price adjustments contingent upon the achievement of certain financial goals. During fiscal 2007, the Company paid $602 contingent payment that was added to the cost of the acquisition in excess of the fair value of the net assets acquired and reduced the acquisition cost by $231 due to the reduction of certain estimates related to legal and employee retention expenses. Goodwill resulting from the Acorn transaction is not deductible for income tax purposes. The following represents the final allocation of purchase price for the Acorn and Hound Dog acquisitions:

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
4. Restructuring
Restructuring Related to Acquisition of Predecessor Company
In connection with the acquisition of Predecessor Company, the Company reevaluated the restructuring reserves previously set up by Predecessor Company. These restructuring reserves were originally established to reduce total workforce and close certain facilities. The Company, as of the date of acquisition of Predecessor Company, began to assess and formulate an exit and restructuring plan that includes additional reductions of workforce, facility closures and changes in business strategies. This updated exit and restructuring plan is intended to increase operating efficiencies. At June 28, 2004, the Company recorded a liability of $4,782 related to the reductions of workforce and facility closures and $4,795 related to changes in business strategies for a product line. These plans also resulted in a $6,825 decrease to the beginning balance of the pension asset for a curtailment to the Company’s pension plan in conjunction with the planned closures of certain manufacturing facilities for the period ended September 25, 2004. Adjustments of $2,066, primarily to the reserves associated with plant closures, were made to these reserves as the cost estimates were refined and finalized during the fiscal year ended October 1, 2005.
In the fiscal year ended September 27, 2008, payments in the amount of $26 were related to costs associated with plant closures and payments in the amount of $1,254 were related to materials under a purchase commitment associated with a change in business strategy for a product line.

Balance as of October 1, 2005	$6,840

Accretion of interest	271
Purchase accounting adjustments	(832)
Payments	(2,809)

Balance as of September 30, 2006	$3,470
Accretion of interest	215
Purchase accounting adjustments	(636)
Payments	(1,437)

Balance as of September 29, 2007	$1,612

Accretion of interest	70
Purchase accounting adjustments	(402)
Payments	(1,280)

Balance as of September 27, 2008	$—

Restructuring Related to Acquisition of Acorn
At date of acquisition, the Company recorded a reserve of $1,547 associated with certain facility closures and reductions in workforce as part of a facility consolidation plan. The Company appropriately met the conditions as outlined in EITF 95-3 to record such charges as liabilities in a purchase accounting combination. This plan was executed beginning in the third quarter of fiscal 2006 and was completed in the first quarter of fiscal 2008. As the Company obtained additional information regarding costs to close certain facilities, adjustments were made to the restructuring reserves. These restructuring reserves were included in accrued expenses and other current liabilities. In addition, certain employees were given retention packages totaling approximately $2,987 to transition their current roles over 4-12 months. These costs were recognized over the retention period and have not been included in the purchase price or as a reduction to the net assets acquired. During fiscal 2006, the Company’s operating results reflect a charge of $2,315 related to the recognition of these retention packages which is included in the line item selling, general and administrative expenses within the consolidated statement of operations. Severance payments for these retention packages began in the Company’s fourth quarter of fiscal 2006 and final payments were made in fiscal 2007. During fiscal year 2007, a revision of $231 was made to the purchase price due to the reduction of certain estimates related to legal and employee retention expenses.

Balance as of April 7, 2006	$1,547
Adjustments to purchase accounting	(40)
Payments	(332)

Balance as of September 30, 2006	$1,175
Adjustments to purchase accounting	(231)
Payments	(866)

Balance as of September 29, 2007	$78
Payments	(78)

Balance as of September 27, 2008	$—

5. Trade Receivables and Concentrations of Credit Risk
     Trade receivables are as follows:

	September 28,	September 29,
	2008	2007
Trade receivables	$77,646	$76,923
Allowance for doubtful accounts	(626)	(524)
Other sales reserves	(17,852)	(20,093)

	$59,168	$56,306

The Company operates principally in the United States, and to a lesser extent, in Canada and Europe. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Historically, credit losses have been within management’s estimates.
The Company’s top two customers represented approximately 31% and 17% of the net sales for the fiscal year ending September 27, 2008. These customers represented 31% and 18% of net sales for the fiscal year ended September 29, 2007 and 32% and 18% for the fiscal year ended September 30, 2006. These customers represent 35% and 12% of trade receivables at September 27, 2008 and 37% and 14% of trade receivables at September 29, 2007.

6. Inventories
Inventories are as follows:

	September 27,	September 29,
	2008	2007
Finished goods	$69,681	$68,081
Work in process	13,564	17,599
Raw materials	27,646	29,383

	$110,891	$115,063

7. Property, Plant and Equipment
A summary of property, plant and equipment is as follows:

	September 27,	September 29,
	2008	2007
Land and improvements	$1,565	$1,970
Buildings and improvements	18,431	19,252
Machinery and equipment	74,370	71,248
Furniture and fixtures	1,274	1,124
Computer hardware	3,160	2,083
Computer software	8,508	8,414
Construction in progress	2,372	2,568

	109,680	106,659
Less accumulated depreciation	(54,443)	(40,604)

Net property, plant and equipment	$55,237	$66,055

8. Goodwill and Other Intangibles
The Company is required to test goodwill and indefinite lived intangible assets for impairment on at least an annual basis. The Company performed the required impairment test of goodwill and other intangible assets using multiple fair value techniques for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006. The Company recorded trade name impairment of $15,583, $4,426 and $5,963 for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively. For fiscal 2008 the impairment of trade names was mainly due to current market conditions. For fiscal years 2007 and 2006, the impairment of trade names was primarily the result of a shift in branding strategies by certain customers. There can be no assurance that future impairment tests will not result in a charge to earnings. The cost of other acquired intangible assets, including primarily customer and vendor relationships, covenants not to compete and employment agreements is amortized on a straight-line basis over the estimated lives of 3 to 19 years. Amortization of other intangibles amounted to $1,363, $1,496 and $1,836 for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively. The estimated aggregate amortization expense for each of the succeeding fiscal years is as follows: $1,221 in 2009; $1,211 in 2010; $1,200 in 2011; $1,180 in 2012; $1,166 in 2013 and $1,204 thereafter.

The changes in carrying amount of goodwill are as follows:

	United States	Canada	Total
Goodwill at September 30, 2006	$44,897	$13,462	$58,359
Currency translation adjustments	(115)	1,676	1,561
Revision of purchase price allocations	(626)	26	(600)

Goodwill at September 29, 2007	$44,156	$15,164	$59,320
Currency translation adjustments	(130)	(527)	(657)
Revision of purchase price allocations	(421)	—	(421)

Goodwill at September 27, 2008	$43,605	$14,637	$58,242

The following table reflects the components of intangible assets other than goodwill at September 27, 2008:

	Gross Carrying	Accumulated
	Amount	Amortization
Indefinite lived intangible assets:
Trade names	$48,967	$—
Finite lived intangible assets:
Technology (patents)	1,356	1,095
Non-compete agreements	976	944
Customer relationships	11,775	4,886

	14,107	6,925

	$63,074	$6,925

     The following table reflects the components of intangible assets other than goodwill at September 29, 2007:

	Gross Carrying	Accumulated
	Amount	Amortization
Indefinite lived intangible assets:
Trade names	$64,754	$—
Finite lived intangible assets:
Technology (patents)	1,356	932
Non-compete agreements	976	923
Customer relationships	11,800	3,707

	14,132	5,562

	$78,886	$5,562

9. Income Taxes
(Loss) income before income taxes and the related provision for income taxes consist of the following:

	Fiscal year	Fiscal year	Fiscal year
	ended	ended	ended
	September 27,	September 29,	September 30,
	2008	2007	2006
(Loss) income before provision for income taxes:
Domestic	$(31,791)	$(23,370)	$(13,153)
Foreign	11,515	11,060	8,576

	$(20,276)	$(12,310)	$(4,577)

Income tax (benefit) expense:
Current:
Federal	$—	$—	$—
State	(608)	1,115	(574)
Foreign	719	2,609	2,387

	111	3,724	1,813

Deferred:
Federal	(3,484)	1,416	(836)
State	(410)	167	(1,104)
Foreign	(71)	493	127

	(3,965)	2,076	(1,813)

	$(3,854)	$5,800	$—

The reported income tax provisions differ from the amount based on United States federal income tax rates as follows:

	Fiscal year	Fiscal year	Fiscal year
	ended	ended	ended
	September 27,	September 29,	September 30,
	2008	2007	2006
Statutory federal income tax benefit	$(6,894)	$(4,185)	$(1,556)
Non-deductible goodwill impairment loss	—	58	—
State income tax expense (net of federal benefit)	(1,084)	846	(1,395)
Tax contingencies	(738)	—	—
Nondeductible other	102	52	(102)
Foreign tax benefits and income exclusions	(4,281)	—	—
Foreign income tax differential	(234)	(199)	(135)
Change in estimated tax rate	—	—	(1,199)
Change in valuation allowance	7,973	9,955	4,509
Foreign withholding tax	1,133	—	—
Other, net	169	(727)	(122)

	$(3,854)	$5,800	$—

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	September 27,	September 29,
	2008	2007
Deferred tax assets:
Accounts receivable	$926	$1,156
Inventories	1,912	1,473
Accrued liabilities and restructuring expenses	3,587	5,721
Other non-current items	5,951	741
Pension	8,360	2,910
Net operating loss carryforwards	23,344	19,543

Total deferred tax assets	44,080	31,544
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	5,829	8,580
Intangible assets	13,099	18,433
Derivative financial instruments	101	1,901
Other current items	5,084	2,825

Total deferred tax liabilities	24,113	31,739

Valuation allowance	34,924	19,530

Net deferred tax liabilities	$(14,957)	$(19,725)

As of September 27, 2008, a net deferred tax liability of $3,609 is included in accrued expenses and other current liabilities.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred taxes is dependent upon the generation of future taxable income during the periods in which those temporary differences and net operating loss carryforwards become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management believes it is more likely than not that the Company will realize the benefits of these deductible differences and net operating loss carryforwards, net of existing valuation allowances at September 27, 2008. As a result of this assessment in the current fiscal year, the Company increased the valuation allowance by $15,394, of which $5,024 relates to deferred tax assets within other comprehensive loss. As of September 27, 2008, $6,908 of the valuation allowance relates to accumulated other comprehensive loss.
The Company has federal net operating loss carryforwards of approximately $59,000 and state net operating loss carryforwards of approximately $41,000, the majority of which will expire in 2025 through 2028.
Effective for the fiscal years ended September 27, 2008 and September 29, 2007, no provision had been made for U.S. federal and state income taxes on approximately $46,400 and $34,900 of foreign earnings, respectively, which are expected to be reinvested outside of the United Sates indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to a possible adjustment for foreign tax credits), state income taxes and withholding taxes to various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.
In June 2006, the FASB issued FIN No. 48, which prescribes a recognition and derecognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires the Company to recognize, in the financial statements, the impact of a tax position if that position is more likely than not of being sustained under audit, based on the technical merits of the position.

The Company adopted FIN No. 48 effective September 30, 2007. The initial adoption of FIN No. 48 did not result in adjustments to the Company’s pre-existing reserves for uncertain tax positions. A reconciliation of the 2007 beginning and ending unrecognized tax benefits is as follows:

Balance at September 29, 2007	$1,413
Increases related to prior year tax positions	—
Decrease related to prior year tax positions	—
Increases related to current year tax positions	2,417
Lapse of statute of limitations	(875)

Balance at September 27, 2008	$2,955

Of the total unrecognized tax benefit amount shown above, $826 will impact the effective rate. During the twelve months subsequent to September 27, 2008, the Company does not believe there will a significant increase or decrease to its unrecognized tax benefits.
It is the Company’s policy to record interest and penalties on unrecognized tax benefits as income tax provision. In the current year, the Company recorded $151 of income tax benefit mainly due to interest and penalties related to the lapse of the statute of limitations on unrecognized tax benefits. At September 27, 2008, the Company had a $294 accrual for interest and penalties on unrecognized tax benefits.
The Company’s U.S. federal, Canada and Ontario tax returns for the years ended October 1, 2005 through the present are open to examination, as are the Company’s various state tax returns for the tax years ended September 24, 2004 through the present.
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
The indenture governing new Senior Subordinated Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting the Company’s ability and the ability of the Company’s restricted subsidiaries to borrow money, guarantee debt or sell preferred stock, create liens, pay dividends on or redeem or repurchase stock, make certain investments, sell stock in our restricted subsidiaries, restrict dividends or other payments from restricted subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The indenture governing the new Senior Subordinated Notes also contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; violations of certain covenants; certain bankruptcy-related events; invalidity of liens; non-payment of certain legal judgments and cross defaults with certain other indebtedness. The Company may redeem the Senior Subordinated Notes on or after July 15, 2008. The Company is required to redeem the new Senior Subordinated Notes under certain circumstances involving changes of control. At September 27, 2008, the Company has not redeemed any of the Notes.
Senior Floating Rate Notes
On January 14, 2005, ATT completed the offering of $150,000 Senior Floating Rate Notes due 2012. The Senior Floating Rate Notes, issued at a 0.5% discount, bear interest at a floating rate per annum, reset quarterly, equal to LIBOR (London Interbank Offered Rate) plus 4%, which was 6.79% at September 27, 2008. On March 25, 2005 ATT filed a registration statement with respect to new notes having substantially identical terms as the original notes, as part of an offer to exchange registered notes for the privately issued original Senior Floating Rate Notes. The new notes evidence the same debt as the original Senior Floating Rate Notes, are entitled to the benefits of the indenture governing the original Senior Floating Rate Notes and are treated under the indenture as a single class with the original notes. The exchange offer was completed on May 23, 2005. The Senior Floating Rate Notes pay interest quarterly in cash in arrears on January 15, April 15, July 15 and October 15 of each year. The Senior Floating Rate Notes mature on January 15, 2012, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the Indenture.
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
The indenture governing the Senior Floating Rate Notes contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; failure to perform or observe certain covenants; inaccuracy of representations and warranties in any material respect, cross defaults with certain other indebtedness, certain bankruptcy related events, monetary judgment defaults and material non-monetary judgment defaults, ERISA (Employee Retirement Income Security Act) defaults and change of control. ATT can redeem the Senior Floating Rate Notes, in whole or in part, at any time on or after January 15, 2007. In addition, ATT is required to redeem the Senior Floating Rate Notes under certain circumstances involving changes of control. At September 27, 2008, the Company has not redeemed any of the Notes.
Interest Rate Swaps
In connection with the issuance of the Senior Floating Rate Notes, ATT entered into interest rate swaps (the “Swaps”) with Bank of America, N.A. and Wachovia Bank, N.A. Pursuant to the Swap with Bank of America, N.A., which became effective on January 17, 2006, ATT swaps 3-month LIBOR rates for fixed interest rates of 4.31% on a notional amount of $100,000 for the period from January 17, 2006 through January 15, 2008, $66,667 for the period from January 16, 2008 to January 15, 2009 and $33,333 for the period from January 16, 2009 through January 15, 2010. Pursuant to the Swap with Wachovia Bank, N.A., effective January 15, 2006, ATT swaps 3 month LIBOR rates for fixed interest rates of 4.29% on a notional amount of $50,000 for the period from January 15, 2006 through January 15, 2008, $33,333 for the period from January 16, 2008 to January 15, 2009 and $16,667 for the period from January 16, 2009 through January 15, 2010. These swaps fix the variable interest rate portion of the Senior Floating Rate Notes, while there is an additional margin of 4.00% that is fixed.

On January 10, 2008, ATT entered into an interest rate swap with Wachovia Bank, N.A to hedge variable interest rate debt in connection with ATT’s Senior Floating Rate Notes. The swap was entered into to replace a notional amount of $50,000 that expired January 14, 2008. Pursuant to this swap with Wachovia Bank, N.A., which became effective on January 15, 2008, ATT swaps 3 month LIBOR rates for fixed interest rates of 3.63% on a notional amount of $50,000 for the period from January 15, 2008 through January 14, 2009. This swap fixes the variable rate portion of the interest rate, while there is an additional margin of 4.00% that is fixed.
Term Note
On July 19, 2005, ATT entered into a $2,700 Term Note, Loan and Security Agreement and Subordination Agreement with a Lender. This note is payable in monthly installments over five years. The interest rate per annum is equal to 2.5% and secured by certain collateral, which was agreed to by the Administrative Agent of the Amended and Restated Senior Secured Credit Facility. As required under the terms of this note, ATT created 108 jobs at the new manufacturing facility in Pennsylvania within three years of the completion of the facility. The Term Note contains customary events of default (subject to customary exceptions, thresholds and grace periods), including, without limitation: nonpayment of principal, interest, fees and failure to perform or observe certain covenants.
Amended and Restated Senior Secured Credit Agreement
On April 7, 2006, in conjunction with the acquisition of Acorn, ATT entered into an amended and restated Senior Secured Credit Agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Acorn, Union, and Ames True Temper Properties, Inc. (“ATTP”); together with ATT (the “Borrowers”), the Company, as guarantor, and each lender from time to time thereto (the “Credit Agreement”). The Credit Agreement amends and restates ATT’s existing credit facility with, among others, Bank of America, N.A. Pursuant to the Credit Agreement, the lenders made available a five-year revolving credit facility of up to $130,000 in order to finance the acquisition of Acorn, pay fees and expenses associated with the acquisition, repay outstanding debt and provide for ongoing working capital. ATT’s obligations under the Credit Agreement are guaranteed by ATT Holding Co. The credit facility is collateralized by substantially all of our assets, including our domestic subsidiaries.
Borrowings outstanding under the revolving credit facility as of September 27, 2008 and September 29, 2007 were $40,010 and $42,498, respectively. The Company had letters of credit outstanding totaling $3,332 and $3,882 as of September 27, 2008 and September 29, 2007, respectively. The total amount available under the revolving credit facility at September 27, 2008 was $85,352. There are two interest rate options for the revolving credit facility: 1) a LIBOR rate loan which bears interest on the outstanding principal amount thereof for each interest rate period at LIBOR plus the applicable rate determined by the Company’s consolidated leverage ratio as defined in the credit facility; or 2) a base rate loan which, under the revolving credit facility, is calculated as the higher of; i) the prevailing Federal Funds rate plus 50 basis points or ii) the administrative agent’s prime interest rate plus an applicable rate. The interest rate under the revolving credit facility for the LIBOR loan was 5.30% and for the base rate loan was 6.00% at September 27, 2008. At September 27, 2008, $40,000 of the outstanding revolver balance is under the LIBOR option and $10 is under the base rate loan option. The borrowing availability under the revolving credit facility is $42,000 at September 27, 2008.

Total indebtedness is as follows:

	September 27,	September 29,
	2008	2007
Revolving loan facility dated 4/7/06, expires 2011	$40,010	$42,498
Term Note due 2010	1,033	1,575
Capital lease obligations	—	71
Senior Floating Rate Notes due 2012, net of unamortized discount of $349 and $456, respectively	149,651	149,544
10% Senior Subordinated Notes due 2012	150,000	150,000

Total debt	340,694	343,688
Less revolving loan facility	(40,010)	(42,498)
Less current portion of capital lease obligations	—	(71)
Current portion of long-term debt	(554)	(541)

Long-term debt	$300,130	$300,578

Principal maturities of debt for the next five fiscal years are as follows:

2009	$40,564
2010	479
2011	—
2012	300,000
2013	—
Thereafter	—

$341,043

The Credit Agreement and the new Senior Subordinated Notes contain various affirmative and negative covenants customary for similar credit facilities (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions (with exceptions) on: liens; debt; loans, acquisitions, joint ventures and other investments; mergers and consolidations, sales, transfers and other dispositions of property or assets; dividends, distributions, redemptions and other restricted payments; changes in the nature of the Company’s business; transactions with affiliates; and prepayment, redemption or repurchase of certain debt. In addition, the Credit Agreement and term note require that the Company meet certain financial covenants. Capital expenditures are subject to fiscal year limitations of $20,082 in 2008 and $15,000 in each fiscal year thereafter. In the event the Company triggers Cash Dominion as defined in the Credit Agreement, the Company is required to maintain a minimum consolidated earnings before interest, income taxes, depreciation and amortization modified by certain adjustments as defined in the Credit Agreement of $41,000 for any period of four quarters ending on the last day of any fiscal quarter.
11. Lease Arrangements
The Company leases certain distribution and production facilities, machinery, computer hardware, computer software, office equipment and vehicles under lease arrangements of varying terms. The most significant lease commitments involve distribution and production facilities with lease terms of up to 12 years.
Rental expense for operating leases was $9,328, $9,691 and $11,894 for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively.

Future minimum rental commitments under noncancelable operating leases as of September 27, 2008 are as follows:

2009	$9,622
2010	9,498
2011	9,434
2012	7,868
2013	6,576
Thereafter	36,393

Total minimum lease payments	$79,391

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
The following table provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and the funded status of the Company’s U.S. qualified defined-benefit pension (valuation dates June 30, 2008 and June 30, 2007), non-qualified defined-benefit pension and postretirement benefit plans with the amounts recognized in the Company’s consolidated balance sheets at September 27, 2008 and September 29, 2007:

	Pension Benefits		Other Benefits
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Change in projected benefit obligation
Projected benefit obligation at beginning of period	$145,663	$137,069	$1,566	$1,779
Service cost	2,460	2,204	1	2
Interest cost	8,570	8,133	92	105
Curtailment	(6,732)	—	—	—
Change due to plan amendment	—	311	—	—
Assumption changes	—	9,476	(117)	(291)
Actuarial gain	(1,774)	(2,943)	—	—
Benefits paid	(8,568)	(8,587)	(63)	(29)

Projected benefit obligation at end of period	$139,619	$145,663	$1,479	$1,566

Change in fair value of plan assets
Fair value of plan assets at beginning of period	$135,664	$130,490	$—	$—
Actual (loss) return on plan assets	(10,648)	13,723	—	—
Employer contributions	11	674	—	29
Benefits paid	(8,568)	(8,586)	—	(29)
Plan expenses	—	(637)	—	—

Fair value of plan assets at end of period	$116,459	$135,664	$—	$—

Unfunded status at June 30 (pension benefits) and September 30 (other benefits)	$(23,160)	$(9,999)	$(1,479)	$(1,566)

Unfunded status at fiscal year end
Unfunded status at June 30 (pension benefits) and September 30 (other benefits)	$(23,160)	$(9,999)	$(1,479)	$(1,566)
Amount contributed after measurement date	3	3	—	—

Unfunded status at fiscal year end	$(23,157)	$(9,996)	$(1,479)	$(1,566)

Net amount recognized on consolidated balance sheet at fiscal year end
Current benefit liability (included in accrued expenses and other current liabilities)	$(15)	$(15)	$(113)	$(113)
Noncurrent benefit liability (included in accrued retirement benefits)	(23,142)	(9,981)	(1,366)	(1,453)

Net amount recognized at fiscal year end	$(23,157)	$(9,996)	$(1,479)	$(1,566)

Amounts recognized in other comprehensive (loss) income (pre-tax) at fiscal year end
Net loss (gain)	$18,852	$6,716	$(1,689)	$(1,689)
Prior service cost	290	311	—	—

Net amount recognized at fiscal year end	$19,142	$7,027	$(1,689)	$(1,689)

The weighted-average assumptions used in determining the net periodic pension cost for the Company’s defined benefit and retiree plans, covering employees in the United States are presented below.

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Discount rate	6.10%	6.15%	6.10%	6.15%
Rate of compensation increase	3.50%	3.50%	—	—
Expected return on assets	8%	9%	—	—
The expected return on assets represents the Company’s estimate of the long-term future return on plan assets based upon the mix of plan investments and historical return experience.
The weighted-average assumptions used in determining the plan obligations for the Company’s defined benefit and retiree plans, covering employees in the United States, at the measurement dates of June 30, 2008 and June 30, 2007 are presented below.

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Discount rate	6.10%	6.10%	6.30%	6.10%
Rate of compensation increase	—	3.50%	—	—
The Company will amortize a net gain of $18 for the pension plan and $118 for the postretirement benefit plan as a component of benefit expense in the next fiscal year. The accumulated benefit obligations for the Company’s U.S. defined benefit plans at the measurement dates were $139,619 at June 30, 2008 and $138,609 at June 30, 2007.
Amounts recognized in the income statement consist of:

	Pension Benefits		Other Benefits
	Fiscal year	Fiscal year	Fiscal year	Fiscal year
	ended	ended	ended	ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Service cost	$2,460	$2,841	$1	$2
Interest cost	8,570	8,133	92	105
Amortization of net (gain) or loss	(18)	—	(118)	—
Amortization of prior service cost	22	—	—	—
Actual return on plan assets	(9,977)	(11,097)	—	—
Asset loss deferred	—	(50)	—	(112)

Net periodic benefit (credit) cost	$1,057	$(173)	$(25)	$(5)

The Company anticipates making contributions of $3,704 to the U.S. defined benefit pension plan and $110 to its retiree plan during the fiscal year beginning on September 28, 2008.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid to participants in the U.S. pension and retiree plans:

	Pension	Postretirement
	Benefits	Benefits
2009	$8,671	$110
2010	8,668	105
2011	8,643	105
2012	8,721	105
2013	8,822	105
Five year period beginning thereafter	47,071	525

The Company’s Irish subsidiary administers a defined benefit pension plan. The following table provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and the funded status of this pension plan. The measurement dates were September 30, 2008 and September 30, 2007.

	September 27,	September 29,
	2008	2007
Change in projected benefit obligation
Projected benefit obligation at beginning of period	$7,824	$7,467
Service cost	287	281
Interest cost	428	348
Participants’ Contributions	29	29
Actuarial (gain) loss	(631)	(874)
Benefits paid	(503)	(276)
Effect of foreign currency	278	849

Projected benefit obligation at end of period	$7,712	$7,824

Change in fair value of plan assets
Fair value of plan assets at beginning of period	$8,315	$6,903
Actual (loss) return on plan assets	(2,349)	547
Employer contributions	272	288
Plan participants’ contributions	29	—
Plan expenses	(216)	—
Benefits paid	(287)	(276)
Effect of foreign currency	348	853

Fair value of plan assets at end of period	$6,112	$8,315

(Unfunded) funded status at fiscal year end	$(1,600)	$491

Net amount recognized on consolidated balance sheet at fiscal year end
Noncurrent asset (included in other noncurrent assets)	$—	$491
Current benefit liability (included in accrued expenses and other current liabilities)	(131)	—
Noncurrent benefit liability (included in accrued retirement benefits)	(1,469)	—

Net amount recognized at fiscal year end	$(1,600)	$491

Amounts recognized in other comprehensive (loss) income (pre-tax) at fiscal year end
Net loss (gain)	$1,469	$(728)

Net amount recognized at fiscal year end	$1,469	$(728)

The weighted-average assumptions used in determining the net periodic pension cost for the Irish pension plan are presented below.

	2008	2007
Discount rate	4.50%	5.25%
Rate of compensation increase	—	3.75%
Expected return on assets	6.25%	6.25%

The weighted-average assumptions used in determining the plan obligations for the Irish pension plan are listed below.

	2008	2007
Discount rate	5.25%	5.25%
Rate of compensation increase	3.75%	3.75%
The accumulated benefit obligations for the Company’s Irish defined benefit plans at the measurement dates were $6,697 at September 30, 2008 and $6,707 at September 30, 2007.
Amounts recognized in the income statement consist of:

	Fiscal year	Fiscal year
	ended	ended
	September 27,	September 29,
	2008	2007
Service cost	$287	$281
Interest cost	428	348
Actual return on plan assets	(572)	(453)
Asset gain deferred	—	—
Amortization of unrecognized prior service costs	—	—

Net periodic benefit cost	$143	$176

The Irish subsidiary anticipates making contributions of $276 to the plan during the fiscal year beginning on September 28, 2008.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid to plan participants:

2009	$216
2010	241
2011	299
2012	376
2013	408
Five year period beginning thereafter	2,499
The tables above set forth the historical components of net periodic pension cost and a reconciliation of the funded status of the pension and other postretirement benefit plans for the employees associated with the Company and are not necessarily indicative of the amounts to be recognized by the Company on a prospective basis.
On December 31, 2006 the UnionTools, Inc. Retirement Plan and Trust and Pension Plan and Trust were merged into Ames True Temper, Inc. Pension Plan. The assets of the Ames True Temper, Inc. Pension Plan are invested and managed by a third party investment advisor, which acts as both trustee and administrator. The Ames True Temper Benefits Committee meets quarterly to review current investment policy and to monitor the third party investment advisor’s performance. The assets of the plan are invested in a manner consistent with the Fiduciary Standards of the Employee Retirement Income Security Act of 1974. Investment strategy is based on a rolling time horizon of three to five years. The investment objective is to achieve the highest possible return commensurate with the assumed level of risk. Based on key characteristics such as work force growth, plan maturity and assets vs. liabilities, a slightly conservative to normal risk portfolio asset mix structure has been adopted.
The asset allocations attributable to the Company’s pension plans at June 30, 2008 and the target allocation of plan assets for the period beginning June 30, 2007, by asset category, are as follows:

	Target	Target
	Allocation	Allocation
	June 30, 2008	June 30, 2007
Domestic equity securities	58%	58%
Fixed income securities	30%	30%
International equity securities	12%	12%
The Company has a defined contribution savings plan that covers substantially all of its eligible U.S. employees. The purpose of the plan is generally to provide additional financial security to employees during retirement. Participants in the savings plan may elect to contribute, on a pre-tax basis, a certain percent of their annual earnings with the Company matching a portion of these contributions. Expenses under the plan related to the Company’s matching contribution were $811, $535 and $656 for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively.
The Company’s Canadian subsidiary, Garant Inc., operates a group-registered retirement savings plan. The Company matches 50% of nonunion employee contributions, up to 3% of an employee’s base salary. The expenses related to the plan for the Company for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006 were $95, $82 and $56, respectively.
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
Series A Preferred Stock
The Company is authorized to issue 100,000 shares of Series A Preferred Stock at a par value of $0.0001. There were 62,495 shares issued and outstanding as of September 27, 2008 and September 29, 2007. Dividends on each share of the Series A Preferred Stock were accrued on a daily basis at the rate of 10% per annum of the Liquidation Value thereof plus all accumulated and unpaid dividends thereon from and including the date of issuance of such share to and including the first to occur of (i) the date on which the Liquidation Value of such share (plus all accrued and unpaid dividends thereon) is paid to the holder thereof in connection with the liquidation of the Company or the redemption of such share by the Company or (ii) the date on which such share is otherwise acquired by the Company. The Company had $32,980 and $23,919 accumulated, unrecorded and unpaid dividends as of September 27, 2008 and September 29, 2007, respectively.
Upon any liquidation, dissolution or winding up of the Company, each holder of Series A Preferred Stock shall be entitled to be paid, before any distribution or payment is made upon any junior securities, an amount in cash equal to the aggregate Liquidation Value of all shares held by such holder plus all accrued and unpaid dividends thereon, and the holders of Series A Preferred Stock shall not be entitled to any further payment. The aggregate Liquidation Preference was $62,495 as of September 27, 2008 and September 29, 2007, which excludes any accumulated dividends. The Series A Preferred Stock has no voting rights.
Class A and B Common Stock
The Company is authorized to issue 1,600,000 shares of Class A Common Stock at a par value of $0.0001. There were 726,556 shares issued and outstanding as of September 27, 2008 and September 29, 2007.
The Company is authorized to issue 300,000 shares of Class B Common Stock at a par value of $0.0001. There were 267,448 shares issued and outstanding as of September 27, 2008 and September 29, 2007.
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
Warrants
In conjunction with the issuance of $47,000 Senior Subordinated Notes on January 14, 2002, Predecessor Company issued warrants to purchase 124,859 shares of Class A Common Stock at a price equal to $.01 per share. The warrants were exercisable at any time prior to January 13, 2010. In connection with the sale of the Predecessor Company, CHATT Holdings Inc. purchased the warrants to purchase Class A Common Stock on June 28, 2004. These warrants were outstanding at September 27, 2008 and September 29, 2007.
14. Segment Information
During the first quarter of fiscal 2008, the Company changed its organizational structure resulting in new chief operating decision makers. As a result, the Company has three operating segments, comprised of, the United States, Canada and Other. All of the Company’s revenues represent sales of similar products. All intercompany amounts are eliminated in the eliminations column. The Company has revised its segment disclosures for the fiscal years ended September 29, 2007 and September 30, 2006 for this organizational change. Segment information for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, representing the reportable segments currently utilized by the chief operating decision makers was as follows:

	Fiscal Year Ended
	September 27, 2008
	United States	Canada	Other	Eliminations	Consolidated
Sales to external customers	$403,603	$92,593	$7,257		$503,453
Intersegment sales	13,492	2,880	2,597	$(18,969)	—

Operating income (loss)	18,868	(2,139)	(118)		16,611
Interest expense					33,812
Other expense					3,075

Loss before income taxes					$(20,276)

Depreciation and amortization	14,292	2,550	289		17,131
Intangible impairment charges		15,583			15,583
Cash paid for property, plant and equipment	6,585	1,374	141		8,100

	Fiscal Year Ended
	September 29, 2007
	United States	Canada	Other	Eliminations	Consolidated
Sales to external customers	$421,810	$71,005	$7,952		$500,767
Intersegment sales	7,914	628	2,752	(11,294)	—

Operating income	15,234	2,943	116		18,293
Interest expense					36,145
Other income					(5,542)

Loss before income taxes					$(12,310)

Depreciation and amortization	15,090	2,261	274		17,625
Intangible impairment charges		4,426			4,426
Cash paid for property, plant and equipment	6,689	4,047	125		10,861

	Fiscal Year Ended
	September 30, 2006
	United States	Canada	Other	Eliminations	Consolidated
Sales to external customers	$407,444	$69,704	$6,453		$483,601
Intersegment sales	8,775	3,392	3,016	$(15,183)	—

Operating income	13,414	9,876	258		23,548
Interest expense					33,781
Other income					(5,656)

Loss before income taxes					$(4,577)

Depreciation and amortization	11,642	2,038	299		13,979
Intangible impairment charges		5,963			5,963
Cash paid for property, plant and equipment	13,394	2,101	302		15,797
Segment assets as of September 27, 2008 and September 29, 2007 are as follows:

	September 27, 2008	September 29, 2007
United States	$250,964	$274,285
Canada	114,953	111,380
Other	7,908	7,120

Total assets	$373,825	$392,785

The following table presents long-lived assets by geographic area:

	September 27,	September 29,
	2008	2007
United States	$42,201	$51,641
Canada	10,311	11,666
Europe	2,725	2,748

Total	$55,237	$66,055

15. Other (Income) Expense
Other (income) expense consists of the following:

	Fiscal year	Fiscal year	Fiscal year
	ended	ended	ended
	September 27,	September 29,	September 30,
	2008	2007	2006
Foreign exchange loss (gain)	$3,106	$(5,926)	$(76)
Legal settlement	—	—	(5,587)
Other	(31)	384	7

Total	$3,075	$(5,542)	$(5,656)

On September 1, 2007, the Company entered into an intercompany financing arrangement whereby one of the Company’s Canadian subsidiaries issued a U. S. dollar denominated intercompany note. The intercompany note is not long-term in nature. As a result, the impact of exchange rate changes on the principal and interest of the note was recorded as an unrealized loss (gain) in the consolidated statements of operations. For the fiscal years ended September 27, 2008 and September 29, 2007, the Company recorded an unrealized loss of $3,001, and an unrealized gain of $5,445, respectively.
On May 15, 2006, the Company entered into a Settlement and Release Agreement (the “Agreement”) with Jacuzzi Brands, Inc (“Jacuzzi”). Under the terms of the Agreement, Jacuzzi paid to the Company $6,165 as settlement payment and dismissed the court actions against all defendants related to the acquisition of the Company by affiliates of Castle Harlan, Inc. In return, the Company agreed to release Jacuzzi from any damages related to any environmental indemnities or wheelbarrow claims. A portion of the settlement payment in the amount of $578 offset the recording of additional environmental liabilities as a result of the release of the environmental indemnities. The remaining balance of the settlement, $5,587, was recorded as other income during fiscal year 2006.
16. Condensed Guarantor Data
On December 17, 2007, as a result of certain corporate restructuring activities, ATT entered into supplemental indenture agreements with respect to ATT’s $150,000 Senior Subordinated Notes and $150,000 Senior Floating Rate Notes (collectively, the “Notes”) to include certain domestic subsidiaries as guarantors. The Notes are fully and unconditionally and jointly and severally guaranteed by ATT Holding Co. and certain of its directly or indirectly wholly-owned subsidiaries, namely, Ames True Temper Properties, Inc., Ames Holdings, Inc. and Ames U.S. Holding Corp. (collectively the “Subsidiary Guarantors”). ATT Holding Co. is a holding company which has no interest, operations or activities other than through its ownership of 100% of ATT and ATT’s wholly-owned subsidiaries. The Notes are not guaranteed by any of ATT Holding Co.’s other directly and indirectly wholly-owned subsidiaries.
The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of September 27, 2008 and September 29, 2007, the related condensed consolidating statements of operations for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006 and the condensed consolidating statements of cash flows for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006 for ATT Holding Co. on a parent-only basis, with its investment in subsidiary recorded under the equity method, the issuer (Ames True Temper Inc.) as a wholly-owned subsidiary, on a parent-only basis, with its investments in subsidiaries recorded under the equity method, the Subsidiary Guarantors on a combined basis, the subsidiary non-guarantors on a combined basis and the Company on a consolidated basis.

ATT Holding Co.
Condensed Consolidating Balance Sheet
As of September 27, 2008

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$285	$5	$16,869	$—	$17,159
Trade receivables, net	—	48,413	—	10,755	—	59,168
Inventories	—	91,411	—	19,480	—	110,891
Assets held for sale	—	1,025	—	—	—	1,025
Prepaid expenses and other current assets	—	4,313	—	1,843	—	6,156

Total current assets	—	145,447	5	48,947	—	194,399
Property, plant and equipment, net	—	42,202	—	13,035	—	55,237
Intangibles, net	—	6,162	42,701	7,286	—	56,149
Goodwill	—	43,605	—	14,637	—	58,242
Intercompany receivable	—	27,079	241,936	2,309	(271,324)	—
Investment in subsidiaries	—	223,202	58,343	157,732	(439,277)	—
Other noncurrent assets	—	9,798	—	—	—	9,798

Total assets	$—	$497,495	$342,985	$243,946	$(710,601)	$373,825

Liabilities and stockholder’s (deficit) equity
Current liabilities:
Trade accounts payable	$—	$28,172	$48	$7,471	$—	$35,691
Accrued interest payable	—	6,021	—	—	—	6,021
Accrued expenses and other current liabilities	—	20,174	—	7,460	—	27,634
Revolving loan	—	40,010	—	—	—	40,010
Current portion of long-term debt and capital lease obligations	—	554	—	—	—	554

Total current liabilities	—	94,931	48	14,931	—	109,910
Deferred income taxes	—	112	9,566	1,670	—	11,348
Long-term debt	—	300,130	—	—	—	300,130
Accrued retirement benefits	—	24,508	—	1,600	—	26,108
Other liabilities	—	10,487	—	47	—	10,534
Intercompany payable	—	151,532	—	119,792	(271,324)	—
Cumulative losses in subsidiaries	84,205	—	—	—	(84,205)	—

Total liabilities	84,205	581,700	9,614	138,040	(355,529)	458,030
Commitments and contingencies
Stockholder’s (deficit) equity:
Preferred stock — Series A	—	—	118,249	58,253	(176,502)	—
Common stock — Class A	—	—	—	—	—	—
Common stock — Class B	—	—	—	—	—	—
Additional paid-in capital	110,500	110,500	154,502	—	(265,002)	110,500
Predecessor basis adjustment	(13,539)	(13,539)	—	—	13,539	(13,539)
(Accumulated deficit) retained earnings	(172,129)	(172,129)	50,548	38,082	83,499	(172,129)
Accumulated other comprehensive (loss) income	(9,037)	(9,037)	10,072	9,571	(10,606)	(9,037)

Total stockholder’s (deficit) equity	(84,205)	(84,205)	333,371	105,906	(355,072)	(84,205)

Total liabilities and stockholder’s (deficit) equity	$—	$497,495	$342,985	$243,946	$(710,601)	$373,825

ATT Holding Co.
Condensed Consolidating Balance Sheet
As of September 29, 2007

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$276	$5	$4,901	$—	$5,182
Trade receivables, net	—	45,517	—	10,789	—	56,306
Inventories	—	96,580	—	18,483	—	115,063
Deferred income taxes	—	2,363	—	—	(1,611)	752
Prepaid expenses and other current assets	—	4,388	—	1,121	—	5,509

Total current assets	—	149,124	5	35,294	(1,611)	182,812
Property, plant and equipment, net	—	51,641	—	14,414	—	66,055
Intangibles, net	—	7,344	58,283	7,697	—	73,324
Goodwill	—	44,156	—	15,164	—	59,320
Intercompany receivable	—	36,595	221,605	4,176	(262,376)	—
Investment in subsidiaries	—	209,240	57,117	155,182	(421,539)	—
Other noncurrent assets	—	10,783	—	491	—	11,274

Total assets	$—	$508,883	$337,010	$232,418	$(685,526)	$392,785

Liabilities and stockholder’s (deficit) equity
Current liabilities:
Trade accounts payable	$—	$29,466	$157	$5,718	$—	$35,341
Accrued interest payable	—	6,254	—	—	—	6,254
Accrued expenses and other current liabilities	—	18,154	—	6,889	(1,611)	23,432
Revolving loan	—	42,498	—	—	—	42,498
Current portion of long-term debt and capital lease obligations	—	612	—	—	—	612

Total current liabilities	—	96,984	157	12,607	(1,611)	108,137
Deferred income taxes	—	2,363	13,571	4,543	—	20,477
Long-term debt	—	300,578	—	—	—	300,578
Accrued retirement benefits	—	10,943	—	—	—	10,943
Other liabilities	—	6,638	—	—	—	6,638
Intercompany payable	—	145,365	5,489	111,522	(262,376)	—
Cumulative losses in subsidiaries	53,988	—	—	—	(53,988)	—

Total liabilities	53,988	562,871	19,217	128,672	(317,975)	446,773
Commitments and contingencies
Stockholder’s (deficit) equity:
Preferred stock — Series A	—	—	118,249	58,253	(176,502)	—
Common stock — Class A	—	—	—	—	—	—
Common stock — Class B	—	—	—	—	—	—
Additional paid-in capital	110,500	110,500	154,502	—	(265,002)	110,500
Predecessor basis adjustment	(13,539)	(13,539)	—	—	13,539	(13,539)
(Accumulated deficit) retained earnings	(155,707)	(155,707)	36,091	35,786	83,830	(155,707)
Accumulated other comprehensive income	4,758	4,758	8,951	9,707	(23,416)	4,758

Total stockholder’s (deficit) equity	(53,988)	(53,988)	317,793	103,746	(367,551)	(53,988)

Total liabilities and stockholder’s (deficit) equity	$—	$508,883	$337,010	$232,418	$(685,526)	$392,785

ATT Holding Co.
Condensed Consolidating Statement of Operations
Fiscal Year Ended September 27, 2008

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$415,853	$—	$103,773	$(16,173)	$503,453
Cost of goods sold	—	316,787	—	71,995	(16,173)	372,609

Gross profit	—	99,066	—	31,778	—	130,844
Selling, general and administrative expenses	—	77,607	223	18,428	—	96,258
Loss (gain) on disposal of fixed assets	—	832	—	(3)	—	829
Amortization of intangible assets	—	1,181	—	182	—	1,363
Impairment charges	—	200	15,583	—	—	15,783

Operating income (loss)	—	19,246	(15,806)	13,171	—	16,611
Interest expense (income)	—	42,497	(17,909)	9,224	—	33,812
Other expense (income)	—	8,241	(9,896)	4,730	—	3,075

(Loss) income before income taxes	—	(31,492)	11,999	(783)	—	(20,276)
Income tax benefit	—	(817)	(2,600)	(437)	—	(3,854)
(Loss) equity in earnings of subsidiaries	(16,422)	14,253	(142)	2,549	(238)	—

Net (loss) income	$(16,422)	$(16,422)	$14,457	$2,203	$(238)	$(16,422)

ATT Holding Co.
Condensed Consolidating Statement of Operations
Fiscal Year Ended September 29, 2007

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$430,356	$—	$79,286	$(8,875)	$500,767
Cost of goods sold	—	332,792	—	55,434	(8,875)	379,351

Gross profit	—	97,564	—	23,852	—	121,416
Selling, general and administrative expenses	—	79,469	—	16,394	—	95,863
Loss (gain) on disposal of fixed assets	—	1,316	—	(17)	—	1,299
Amortization of intangible assets	—	1,332	—	164	—	1,496
Impairment charges	—	42	4,427	(4)	—	4,465

Operating income (loss)	—	15,405	(4,427)	7,315	—	18,293
Interest expense (income)	—	43,454	(8,202)	893	—	36,145
Other expense (income)	—	6,014	(6,914)	(4,642)	—	(5,542)

(Loss) income before income taxes	—	(34,063)	10,689	11,064	—	(12,310)
Income tax expense	—	6,283	(3,585)	3,102	—	5,800
(Loss) equity in earnings of subsidiaries	(18,110)	22,236	7,923	13,780	(25,829)	—

Net (loss) income	$(18,110)	$(18,110)	$22,197	$21,742	$(25,829)	$(18,110)

ATT Holding Co.
Condensed Consolidating Statement of Operations
Fiscal Year Ended September 30, 2006

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$415,608	$—	$76,157	$(8,164)	$483,601
Cost of goods sold	—	311,555	—	52,226	(8,164)	355,617

Gross profit	—	104,053	—	23,931	—	127,984
Selling, general and administrative expenses	—	82,992	—	13,601	—	96,593
Gain on disposal of fixed assets	—	(370)	—	—	—	(370)
Amortization of intangible assets	—	1,374	266	196	—	1,836
Impairment charges	—	414	5,963	—	—	6,377

Operating income (loss)	—	19,643	(6,229)	10,134	—	23,548
Interest expense (income)	—	40,174	(6,538)	145	—	33,781
Other (income) expense	—	(19)	(7,122)	1,485	—	(5,656)

(Loss) income before income taxes	—	(20,512)	7,431	8,504	—	(4,577)
Income tax (benefit) expense	—	(458)	(2,056)	2,514	—	—
(Loss) equity in earnings of subsidiaries	(4,577)	15,477	—	—	(10,900)	—

Net (loss) income	$(4,577)	$(4,577)	$9,487	$5,990	$(10,900)	$(4,577)

ATT Holding Co.
Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 27, 2008

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities
Net (loss) income	$(16,422)	$(16,422)	$14,457	$2,203	$(238)	$(16,422)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	—	13,111	—	2,657	—	15,768
Equity in loss (earnings) of subsidiaries	16,422	(14,253)	142	(2,549)	238	—
Benefit from deferred taxes	—	—	(3,894)	(71)	—	(3,965)
Other, net	—	4,527	—	235	—	4,762
Unrealized foreign currency loss	—	—	—	3,106	—	3,106
Impairment charges	—	200	15,583	—	—	15,783
Non cash provision for taxes	—	11,867	1,048	(12,915)	—	—
Changes in assets and liabilities:
Accounts receivable	—	(3,014)	—	(257)	—	(3,271)
Inventories	—	5,169	—	(1,455)	—	3,714
Prepaid expenses and other assets	—	(2,750)	—	663	—	(2,087)
Accounts payable	—	(1,295)	(111)	1,928	—	522
Intercompany accounts	—	18,871	(27,225)	8,354	—	—
Accrued expenses and other liabilities	—	(7,133)	—	12,007	—	4,874

Net cash provided by operating activities	—	8,878	—	13,906	—	22,784

Investing activities
Cash paid for property, plant and equipment	—	(6,585)	—	(1,515)	—	(8,100)
Proceeds from sale of property, plant and equipment	—	588	—	12	—	600
Proceeds from state government grant	—	300	—	—	—	300

Net cash used in investing activities	—	(5,697)	—	(1,503)	—	(7,200)

Financing activities
Repayments of long-term debt	—	(684)	—	—	—	(684)
Borrowings on revolver	—	162,618	—	—	—	162,618
Repayments on revolver	—	(165,106)	—	—	—	(165,106)

Net cash used in financing activities	—	(3,172)	—	—	—	(3,172)
Effect of exchange rate changes on cash	—	—	—	(435)	—	(435)

Increase in cash and cash equivalents	—	9	—	11,968	—	11,977
Cash and cash equivalents at beginning of period	—	276	5	4,901	—	5,182

Cash and cash equivalents at end of period	$—	$285	$5	$16,869	$—	$17,159

ATT Holding Co.
Condensed Consolidating Statement of Cash Flows
Fiscal Period Ended September 29, 2007

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities
Net (loss) income	$(18,110)	$(18,110)	$22,197	$21,742	$(25,829)	$(18,110)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation expense	—	13,759	—	2,370	—	16,129
Equity in loss (earnings) of subsidiaries	18,110	(22,236)	(7,923)	(13,780)	25,829	—
Provision for (benefit from) deferred taxes	—	5,270	(3,687)	493	—	2,076
Other, net	—	5,205	—	42	—	5,247
Unrealized foreign currency gain	—	—	—	(5,926)	—	(5,926)
Impairment charges	—	213	4,426	(174)	—	4,465
Non cash provision for taxes	—	2,199	102	(2,301)	—	—
Changes in assets and liabilities:
Accounts receivable	—	11,573	—	(137)	—	11,436
Inventories	—	28,867	—	(787)	—	28,080
Prepaid expenses and other assets	—	1,820	—	(230)	—	1,590
Accounts payable	—	(4,319)	95	(813)	—	(5,037)
Intercompany accounts	—	14,257	(15,211)	954	—	—
Accrued expenses and other liabilities	—	(11,099)	—	2,045	—	(9,054)

Net cash provided by (used in) operating activities	—	27,399	(1)	3,498	—	30,896

Investing activities
Cash paid for property, plant and equipment	—	(6,609)	—	(4,252)	—	(10,861)
Proceeds from sale of property, plant and equipment	—	1,507	—	—	—	1,507
Restricted cash released from escrow	—	2,081	—	—	—	2,081
Investment in capital from joint venture	—	(300)	—	—	—	(300)

Net cash used in investing activities	—	(3,321)	—	(4,252)	—	(7,573)

Financing activities
Repayments of long-term debt	—	(710)	—	—	—	(710)
Borrowings on revolver	—	143,138	—	—	—	143,138
Repayments on revolver	—	(167,248)	—	—	—	(167,248)

Net cash used in financing activities	—	(24,820)	—	—	—	(24,820)
Effect of exchange rate changes on cash	—	—	—	1,041	—	1,041

(Decrease) increase in cash and cash equivalents	—	(742)	(1)	287	—	(456)
Cash and cash equivalents at beginning of period	—	1,018	6	4,614	—	5,638

Cash and cash equivalents at end of period	$—	$276	$5	$4,901	$—	$5,182

ATT Holding Co.
Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 30, 2006

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities
Net (loss) income	$(4,577)	$(4,577)	$9,487	$5,990	$(10,900)	$(4,577)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	—	10,002	—	2,141	—	12,143
Equity in loss (earnings) of subsidiaries	4,577	(15,477)	—	—	10,900	—
Provision for (benefit from) deferred taxes	—	116	(2,056)	127	—	(1,813)
Other, net	—	4,300	266	(402)	—	4,164
Unrealized foreign currency gain	—	—	—	(76)	—	(76)
Impairment charges	—	414	5,963	—	—	6,377
Non cash provision for taxes	—	316	—	(316)	—	—
Changes in assets and liabilities:
Accounts receivable	—	2,385	—	(1,430)	—	955
Inventories	—	(28,909)	—	(2,740)	—	(31,649)
Prepaid expenses and other assets	—	1,598	—	(1,437)	—	161
Accounts payable	—	(4,055)	29	2,011	—	(2,015)
Intercompany accounts	—	12,453	(13,688)	1,235	—	—
Accrued expenses and other liabilities	—	(116)	—	694	—	578

Net cash (used in) provided by operating activities	—	(21,550)	1	5,797	—	(15,752)

Investing activities
Cash paid for property, plant and equipment	—	(13,394)	—	(2,403)	—	(15,797)
Proceeds from sale of property, plant and equipment	—	2,763	—	—	—	2,763
Restricted cash in escrow	—	(2,081)	—	—	—	(2,081)
Return of capital from joint venture	—	100	—	—	—	100
Acquisition of businesses, net of cash acquired	—	(50,126)	—	—	—	(50,126)

Net cash used in investing activities	—	(62,738)	—	(2,403)	—	(65,141)

Financing activities
Repayments of long-term debt	—	(515)	—	—	—	(515)
Borrowings on revolver	—	181,434	—	—	—	181,434
Repayments on revolver	—	(114,826)	—	—	—	(114,826)
Debt issuance costs	—	(1,419)	—	—	—	(1,419)

Net cash provided by financing activities	—	64,674	—	—	—	64,674
Effect of exchange rate changes on cash	—	—	—	463	—	463

(Decrease) increase in cash and cash equivalents	—	(19,614)	1	3,857	—	(15,756)
Cash and cash equivalents at beginning of period	—	20,632	5	757	—	21,394

Cash and cash equivalents at end of period	$—	$1,018	$6	$4,614	$—	$5,638

17. Related Party Transactions
The Company entered into a management agreement with Castle Harlan, Inc., an affiliate of a shareholder, to provide business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Company. During the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, the Company recorded expenses of $2,896, $2,896 and $1,869, respectively, for the annual management fee plus expenses, which is payable quarterly in advance in accordance with the management agreement. The Company had amounts payable to Castle Harlan, Inc. at September 27, 2008 and September 29, 2007, of $0 and $42, respectively, which are included in trade accounts payable.
On June 28, 2004, certain management employees of ATT and affiliates became eligible to purchase Class B units of CHATT Holdings LLC at fair market value. These units vest based on three criteria: (1) time vesting based on a five year term, (2) performance vesting based on the results of ATT and (3) vesting based upon a targeted rate of return upon a change of control. There are certain acceleration clauses in the event of a change of control. As of September 27, 2008 and September 29, 2007, there were 173,365 and 156,535 units, respectively, issued to management and members of the CHATT Holdings LLC Board of Directors that are not employees of ATT or Castle Harlan, Inc. Additionally, an affiliate of Castle Harlan holds 22,540 and 39,485 units at September 27, 2008 and September 29, 2007, respectively. These units may not be sold, pledged or otherwise transferred except in compliance with applicable securities laws. Additional restrictions and limitations are set forth in the agreement.
Employee Subscription Agreement and Strip Subscription Agreements
Commencing on June 28, 2004, CHATT Holdings LLC issued the following types of equity interests for the benefit of key Company employees: (i) Class B Units that are subject to vesting, (ii) strips of Class A Units and Class B Units, (iii) strips of Class A-1 Units and Class B Units and (iv) strips of Class A-2 Units and Class B Units.
Strip Subscription Agreements
An aggregate of 139,806 Class A Units and 139,806 Class B Units have been sold pursuant to strip subscription agreements since June 28, 2004 to certain of the Company’s executives and directors at $100.00 per unit and $0.01 per unit, respectively. An aggregate of 2,590 Class A-1 Units and 2,590 Class B Units have been sold pursuant to strip subscription agreements since June 28, 2004 to certain of the Company’s executives at $100.00 per unit and $0.01 per unit, respectively. An aggregate of 600 Class A-2 Units and 600 Class B Units have been sold pursuant to strip subscription agreements since June 28, 2004 to certain of the Company’s executives at $100.00 per unit and $0.01 per unit, respectively. The strips of Class A Units and Class B Units, Class A-1 and Class B Units and Class A-2 and Class B Units are not subject to vesting. All Class A-1 Units have been converted into Class A Units pursuant to the terms of the operating agreement of CHATT Holdings LLC. Upon termination of employment, all Class A Units, Class A-2 Units and Class B Units will be subject to repurchase pursuant to the terms of CHATT Holding LLC’s unitholder’s agreement.
Employee Subscription Agreements
An aggregate of 171,110 Class B Incentive Units have been sold pursuant to employee subscription agreements since June 28, 2004 at a cost of $0.01 per unit to certain employees. These Class B Incentive Units generally vest based on three criteria: (1) time vesting over a five year term, (2) performance vesting based on the results of ATT and (3) vesting based on a targeted rate of return upon change in control. There are certain acceleration clauses in the event of a change in control. These Class B Incentive Units have no contractual term. The Company has determined the estimated fair value of these Class B Incentive Units at each grant date after review and consideration of relevant information, including discounted cash flow analyses, comparable market multiples and the Company’s own estimates.
If the employee is employed as of the date of the occurrence of certain change in control events, including but not limited to the consummation of any transaction the result of which is that any persons, other than related parties, becomes the beneficial owner of more than 50% of the equity interests of the Company or the sale or disposition in one or the final of a series of related transactions of all or substantially all of the assets of the Company, the employee’s outstanding Class B Incentive Units that have not vested under the time vesting criteria shall simultaneously vest and under the other criteria the units will vest if specific conditions are met on the date of the change in control. Upon termination of employment, all such vested Class B Incentive Units will be subject to repurchase by CHATT Holding LLC, at the option of CHATT Holding LLC, pursuant to the terms of CHATT Holding LLC’s unitholder’s agreement and all such unvested Class B Incentive Units will be forfeited.
Stock-based employee compensation expense is charged to the Company based on the recognition and measurement provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” and related interpretations. Compensation expense is recognized based on service and performance over the respective vesting periods as the difference between the fair value at the date of grant and the purchase price paid for the Class B Incentive Units. Compensation expense was not material.
Activity related to the Class B Incentive Units was as follows:

	Unvested	Vested
Class B Incentive Units as of September 29, 2007	125,556	30,710
Granted	—	—
Purchased	17,600	—
Vested	(20,917)	20,917
Forfeited	(39,597)	—

Class B Incentive Units as of September 27, 2008	82,642	51,627

Activity related to the Class A and A-2 and Class B Units was as follows:

	Class A and A-2	Class B
Units outstanding as of September 29, 2007	124,748	124,748
Granted	450	450
Purchased	(961)	(961)

Units outstanding as of September 27, 2008	124,237	124,237

18. Assets Held for Sale
During the year ended September 27, 2008, the available for sale criteria under SFAS No. 144, were met. Assets held for sale of $1,025, are comprised of $755 of buildings and $270 of land. The assets held for sale consist of two woodmills located in Portville, NY and Palmyra, ME and a manufacturing facility in Frankfort, NY. The carrying amount of these assets was determined to be more than their approximate fair value less cost to sell, therefore, the Company recorded an impairment loss on these assets of $166.
19. Commitments and Contingencies
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
From approximately 1993 through 1999, the Company manufactured and sold 647,000 wheelbarrows with poly wheel hubs. Various claims were submitted, and lawsuits filed, to recover for injuries sustained while inflating tires on these wheelbarrows. In 2002, the Company participated in a voluntary “fast track” recall of these wheelbarrows with the Consumer Product Safety Commission. The Company again voluntarily recalled these wheelbarrows in June 2004 in cooperation with the Consumer Product Safety Commission. However, less than 1% of the total products sold were returned, leaving an unknown number in service. To date, the Company has responded to 34 claims involving this product. On September 27, 2008, the Company had three open claims. During November 2008, the Company settled two open claims, which were accrued at September 27, 2008. Although the Company believes it has sufficient insurance coverage in place to cover these claims, a successful claim may exceed the limits of the Company’s coverage.
The Company is involved in lawsuits and claims, including certain environmental matters, arising out of the normal course of its business. In the opinion of management, the ultimate amount of liability, if any, under pending litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
20. Subsequent Event
During December 2008, the Company received a distribution of tariffs collected under the U. S. Continued Dumping and Subsidy Offset Act of 2000 or “Byrd Amendment” in the amount of $2,983. The Company applied for relief as a result of foreign manufacturers selling certain tools at unfair prices within the U. S. market. In fiscal 2008, the Company received $1,110 under the Act.
21. Quarterly Consolidated Financial Information (Unaudited)

				(a)
	First	Second	Third	Fourth	(a)
	Quarter	Quarter	Quarter	Quarter	Full Year
Fiscal 2008
Net sales	$98,781	$147,143	$162,580	$94,949	$503,453
Gross profit	25,374	39,921	40,754	24,795	130,844
Net (loss) income	(3,788)	3,333	5,966	(21,933)	(16,422)

				(b)
	First	Second	Third	Fourth	(b)
	Quarter	Quarter	Quarter	Quarter	Full Year
Fiscal 2007
Net sales	$84,942	$174,035	$156,889	$84,901	$500,767
Gross profit	22,327	42,588	38,145	18,356	121,416
Net (loss) income	(9,176)	(942)	1,710	(9,702)	(18,110)

(a)	Net loss includes an unrealized foreign exchange loss of $3,001 and an impairment charge of $15,583(see Note 15 and Note 2 respectively).

(b)	Net loss includes an unrealized foreign exchange gain of $5,445 and an impairment charge of $4,426 (see Note 15 and Note 2, respectively).

ATT Holding Co.

Notes to Consolidated Statements (Continued)
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     The Audit Committee of the Board of Directors on April 12, 2007 appointed as the Company’s principal accounting firm, the independent registered accounting firm of Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) for the fiscal year ended September 29, 2007. Prior to February 13, 2007, Ernst & Young LLP was our independent registered public accounting firm. Additional information regarding the change in our independent registered public accounting firm is included in the Registrant’s Current Report on Form 8-K filed with the SEC on February 20, 2007.
Item 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2008, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that as of September 27, 2008, our internal control over financial reporting was effective.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
     During the fourth quarter ended September 29, 2007, we reported a material weakness in the Company’s internal control over financial reporting related to the accounting for income taxes. As a result of this material weakness, we completed the implementation of the following measures during the quarter ended September 27, 2008 to remediate this material weakness:
•	we enhanced accounting personnel knowledge related to accounting for income taxes through professional education;

•	established quarterly standard documentation practices related to accounting for income taxes; and

•	established formal review procedures, including a secondary review of quarterly income tax documentation.
     As a result of our enhancement of controls, management has concluded that the material weakness described above has been remediated as of September 27, 2008.
     The changes in the quarter ended September 27, 2008 discussed above had a material affect or are reasonable likely to have a material affect on our internal control over financial reporting.
     Other that what is described above, there have not been any changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our fourth quarter ended September 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
     None

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The following table sets forth certain information regarding our board of directors, the board of directors of our parent, the board of directors of the buyer and the board of directors of the buyer parent. In addition, the table sets forth information regarding our executive officers and certain of our other senior officers. Duane Greenly is the sole member of our, our parent’s and the buyer’s board of directors.

Name	Age	Position
Duane Greenly	58	President and Chief Operating Officer. Member of our Board of Directors, the Board of Directors of our parent, the Board of Directors of the buyer and the Board of Directors of the buyer parent
David Nuti	49	Chief Financial Officer
Jean Gaudreault	52	President and General Manager, Garant (Canada)
Thomas O’Connor	62	Managing Director, True Temper Ltd. (Ireland)
Geoff Brownrigg	46	Vice President, Sales and Business Development
John Castle	68	Member of the Board of Directors of the buyer parent
Justin Wender	39	Member of the Board of Directors of the buyer parent
William Pruellage	35	Member of the Board of Directors of the buyer parent
Richard Dell	62	Member of the Board of Directors of the buyer parent
Robert Elman	70	Member of the Board of Directors of the buyer parent
Edward LeBlanc	62	Member of the Board of Directors of the buyer parent
Kenneth Roman	77	Member of the Board of Directors of the buyer parent
     Duane Greenly has been promoted to President and Chief Executive Officer and was elected to the board of directors in September 2008. Mr. Greenly had been the President of Ames True Temper—U.S. since October 2007. Previously, he was our Chief Operating Officer since acquiring us, in partnership with Richard Dell and Wind Point Partners, in January 2002. From 1998 through 2001, Mr. Greenly was President and CEO of Barry Controls, which served the retail, industrial and OEM markets. From 1996 through 1998, he was President of Morgan Manufacturing. Mr. Greenly has held numerous positions with Newell Rubbermaid, and was most recently Business Manager—Window Hardware. Mr. Greenly also held engineering, product development and operational roles with BF Goodrich and Milliken Textiles.
     David Nuti joined Ames True Temper in 2006 as the Chief Financial Officer. Previously he was employed as CFO and Senior Vice President for Rubicon Technology from 2004 to 2006, CFO for Third Wave Technologies, Inc. from 2002 to 2004 and Vice President and Corporate Controller at Fiskars. Mr. Nuti was with Rubbermaid for over eight years in various senior financial and operational roles and began his career with Container Corporation of America and Newell. Mr. Nuti holds a Bachelors degree from Northern Illinois University and an MBA from Lewis University.
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

     Geoff Brownrigg is our Vice President, Sales and Business Development. Mr. Brownrigg transferred to this role from Vice President, Marketing in April 2008. He joined the Company in February 2005. Prior thereto, from 1999 to 2004, Mr. Brownrigg held various progressively responsible positions with Huffy Corporation, most recently as President & General Manager of Huffy Service Solutions (HSS). Before joining HSS, Mr. Brownrigg was Vice President, Sales & Marketing for True Temper Hardware (TTH) prior to the sale of TTH to US Industries. Prior to joining TTH in 1998, Mr. Brownrigg was Vice President, Sales & Marketing with The Cambridge Towel Corporation. Mr. Brownrigg began his career with The Canadian Coleman Company and subsequently at Black & Decker Canada where he held progressively responsible sales management roles in their housewares and power tool groups.
     John K. Castle is a member of the board of the directors of the buyer parent. Mr. Castle is Chairman and Chief Executive Officer of Castle Harlan. Prior to forming Castle Harlan in 1987, Mr. Castle was President and Chief Executive Officer of Donaldson, Lufkin & Jenrette, Inc., one of the nation’s leading investment banking firms. At that time, he also served as a director of the Equitable Life Assurance Society of the U.S. Mr. Castle is a board member of Advanced Accessory Systems, LLC, Perkins & Marie Callender’s Inc., Morton’s Restaurant Group, Inc. and various private equity companies. Mr. Castle has also been elected to serve as a Life Member of the Massachusetts Institute of Technology. He has served for twenty-two years as a trustee of New York Medical College, including eleven of those years as Chairman of the Board. He was formerly a member of the Board of the Whitehead Institute for Biomedical Research, and was Founding Chairman of the Whitehead Board of Associates. He is also a member of The New York Presbyterian Hospital Board of Trustees and Former Chairman of the Columbia-Presbyterian Health Sciences Advisory Council. Mr. Castle received his bachelor’s degree from the Massachusetts Institute of Technology, his MBA as a Baker Scholar with High Distinction from Harvard and two Honorary Doctorate degrees of Humane Letters.
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
     William M. Pruellage is a member of the board of directors of the buyer parent and is a managing director of Castle Harlan. Prior to joining Castle Harlan in 1997, Mr. Pruellage worked in the mergers and acquisitions department of Merrill Lynch & Co., where he assisted clients in strategic planning and corporate mergers. He is currently a board member of Advanced Accessory Systems, Anchor Drilling Fluids and Perkins & Marie Callender’s, Inc. He is a former director of RathGibson, Universal Compression, American Achievement Corp., and Verdugt Holdings, LLC. Mr. Pruellage graduated Summa Cum Laude from Georgetown University with a double major in Finance and International Business. He is a member of the Beta Gamma Sigma Honor Society. Mr. Pruellage is a member of the board of the Catholic Charities of the Archdiocese of New York.
     Richard Dell retired from our company on September 27, 2008. Mr. Dell remains a member of the board of directors of the buyer parent. He had been our President and Chief Executive Officer and a member of our board of directors since participating in our acquisition in partnership with Duane Greenly and Wind Point Partners in January 2002 through the date of retirement. Mr. Dell also has been a member of the board of directors of the buyer parent since June 1, 2004 and continues to serve in that position. Prior to his employment by our Company, he served 27 years with Newell Rubbermaid, where he began in Sales and Marketing and became President of two different divisions. Prior to leaving Newell Rubbermaid, Mr. Dell was Group President. Mr. Dell serves on the Board of Directors of Gander Mountain Company.

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
     Edward LeBlanc is a member of the board of directors of the buyer parent. He served as interim Chairman and Chief Executive Officer of Generac Power Systems from 2007 to 2008. Mr. LeBlanc served as President, Residential and Commercial Division of Kidde, Inc. from September 2000 until December 2005. Mr. LeBlanc served as President and CEO of Regent Lighting Corporation from 1997 until 2000. Prior to joining Regent, Mr. LeBlanc held a number of positions with Macklanburg-Duncan over a 19-year period including President and Chief Operating Officer. Mr. LeBlanc also serves on the Boards of IPS Inc. and Pro Build Corporation.
     Kenneth Roman is a member of the board of directors of the buyer parent. Mr. Roman was Executive Vice President of American Express from 1989 to 1991. Mr. Roman spent 26 years with Ogilvy & Mather Worldwide (and its parent, The Ogilvy Group). Mr. Roman was Chairman and Chief Executive Officer of The Ogilvy Group from 1988 to 1989 and Chairman of Ogilvy & Mather Worldwide from 1985 to 1989. Mr. Roman has served on a dozen corporate boards—including Compaq Computer, Brunswick Corp. and Gartner Inc.
Audit Committee Financial Expert
     The audit committee of CHATT Holding LLC, the buyer parent of ATT Holding Co., which we refer to as the Audit Committee, effectively functions as our audit committee. The Audit Committee consists of Edward LeBlanc (Chairman), Robert Elman and William Pruellage. The Audit Committee of CHATT Holding LLC has determined that Mr. LeBlanc is considered an “audit committee financial expert,” as defined in Section 401 (h) of Regulation S-K. The Audit Committee has not determined that Mr. LeBlanc qualifies as “independent” as defined in the listing standards of the New York Stock Exchange.
Code of Ethics
     The Audit Committee of CHATT Holdings LLC, the buyer parent of ATT Holding Co. has adopted a “code of ethics” applicable to Ames True Temper, Inc. and its affiliates. The Audit Committee has established a hotline where, on a confidential basis, anyone with concerns involving internal controls, accounting or auditing matters, can contact a third-party law firm without screening or review by management. A copy of the code of ethics is available on the Company’s website at www.amestruetemper.com.

Item 11. EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview of Compensation Program
     Ames True Temper, Inc.’s (“ATT”) executive compensation program is carried out through several compensation methods. The primary compensation components we use include the following:
•	annual base salary;

•	annual cash bonus incentive; and

•	various health, disability, retirement and other benefits, including post-termination arrangements.
     This Compensation Discussion and Analysis describes the total compensation for the following Named Executive Officers (NEOs):
•	Richard Dell, President & CEO (a)

•	Duane Greenly, President & CEO (b)

•	David Nuti, CFO

•	Jean Gaudreault, President & General Manager, Garant GP

•	Geoff Brownrigg, Vice President, Sales and Business Development
(a) Mr. Dell retired from the Company on September 27, 2008. He remains on the board of directors of the buyer parent.
(b) Mr. Greenly was promoted from President of Ames True Temper — U.S. on September 27, 2008.
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
Compensation Committee
     Our Compensation Committee (the “Committee”) has the authority to engage the services of outside advisors, experts and others to assist the Committee with compensation matters. The Committee is responsible for the following:
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
Compensation Components
Annual Base Salary
     The goal is to provide a salary level that fairly compensates individuals for the services they perform and is competitive with current market rates. In general, we strive to maintain salary levels ranging from moderately below to moderately above industry medians. Through the Committee, we review and approve the base salaries of each NEO annually, taking into consideration the following factors:
•	the available salary budget, which is established based on recent salary data for manufacturing companies based on geographic area and the size of the company determined by the number of employees (taken from various survey sources);

•	the NEOs current and historical performance and contribution to our business, including achieved results of operations for which he is responsible and other key strategic accomplishments on pre-established goals within his area of responsibility;

•	the NEOs level and amount of responsibility within our business, focusing particularly on the individual’s ability to impact bottom-line results, either directly or through the groups of people he manages and considering any change in the NEOs level of responsibility;

•	comparison to other internal salaries, with the goal of internal equity that reward positions with similar levels of responsibility; and

•	our salary range structure for various grade levels.
     The Committee completed its annual review of NEO salaries for calendar year 2008 in November 2007. Annual increases in base salary levels of NEOs ranged from 3.5% to 5.0% over the prior year’s salary. Mr. Greenly was given a 27% increase as a result of his promotion to President of Ames True Temper – U. S. Base salary generally comprises 56.0% to 71.0% of the total compensation of NEOs. The average level of salary increases for unnamed executives throughout ATT was 3.1% and ranged from 0.0% to 4.0%.
Annual Cash Bonus Incentive
     The annual cash bonus incentive (“2008 Bonus Plan”) applies to all ATT salaried employees. The financial target portion of the program is consistent across all participants, although payouts differ based on the target bonus percentage applicable to the employee’s level within ATT. Further, the NEOs and certain management level personnel have specific personal objectives in addition to ATT’s financial targets.
     The Committee approves annual EBITDA (Earnings Before Interest, Income Taxes, Depreciation and Amortization), which is a non-GAAP measurement, and working capital targets at the conclusion of our annual financial planning process, upon the Board’s approval of our financial plan and budget for the fiscal year. At such time, we assess the future internal and external operating environment and develop projections of anticipated results. Each year the Committee approves EBITDA and working capital goals that are considered to be challenging for us to achieve and generally reflect performance above the prior year.
     Payments to NEOs under the 2008 Bonus Plan for fiscal year 2008 were dependent upon achievement of specific financial targets related to EBITDA and working capital, as well as personal objectives established for each NEO. These payments are a function of the NEO’s annual salary multiplied by the applicable target bonus percentage, which in turn is multiplied by a performance percentage.
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
     For fiscal 2008, ATT achieved a performance percentage for the EBITDA target of 107.3% and for the working capital target the performance percent was 115.9%. The NEO’s achieved between 93.0% and 123.75% of their personal objectives.
     The target bonus percentage for Mr. Dell in 2008 was 80% of base salary and the target bonus percentages for the other NEOs ranged from 40% to 70% of base salary. Based on each NEO’s achievements against the established target bonus percentage, Mr. Dell attained 105% of target bonus percentage and Mr. Greenly attained 107% of target bonus percentage. The other three NEOs attained a range of 109% to 183% of target bonus percentage for 2008. The amounts of the awards under the Plan are summarized in the Summary Compensation Table.
Other Components of the Executive Compensation Program
     ATT has in place the following broad-based employee benefit plans, in which the U.S. NEOs participate on the same terms as U.S. non-executive employees:
•	health insurance;

•	disability insurance;

•	term life insurance benefit equal to two times the individual’s salary up to a maximum benefit of $300,000;

•	defined benefit pension plan (plan was frozen May 31, 2008);

•	401(k) Savings Plan; and

•	non — qualified 401(k) Savings Plan.
     Since various laws and regulations set limits on amounts allocable to a participant under the defined benefit pension plan, ATT had established the Ames True Temper, Inc. Supplemental Executive Retirement Plan (“SERP”) to provide supplemental retirement benefits on an unfunded basis to Mr. Dell and Mr. Greenly (whose benefits under the defined benefit pension plan are restricted by IRS limits on covered compensation for qualified defined benefit programs) upon retirement from ATT of an amount equal to the difference between the annual retirement benefits permitted under the defined benefit pension plan and the amount that would have been paid if the limitations imposed were at a level stated in the SERP rather than the laws and regulation. The limits in the SERP are different for each participant. Benefits under the SERP became vested upon the change of control to Castle Harlan in June 2004. Payments under the SERP are subject to the same provisions as the regular pension plan.
     On May 31, 2008, ATT froze benefit accruals for all salaried and certain hourly associates under its domestic defined benefit plan (“Pension Plan”) and the Ames True Temper, Inc. Supplemental Executive Retirement Plan (“SERP”). Participants under the Pension Plan accrued benefits through May 31, 2008 based on applicable years of benefit service and eligible compensation through that date. Service after May 31, 2008 will count for vesting purposes and toward meeting the eligibility requirements for commencing a pension benefit under the Pension Plan, but will not count toward the calculation of the pension benefit amount. Compensation earned after May 31, 2008 will similarly not count toward the determination of the pension benefit amounts under the Pension Plan. In conjunction with the freezing of benefit accruals under the Pension Plan, ATT froze benefit accruals under the SERP effective with the close of business on May 31, 2008. On June 1, 2008, ATT provided certain participants in the Pension Plan and SERP with enhanced matching contributions under an existing 401(k) defined contribution pension plan (the “401(k) Plan”). The eligibility for and amount of enhanced matching contributions under the 401(k) Plan will depend on an employee’s combined years of benefit accrual service and age under the Pension Plan projected through December 31, 2008. If the years of projected benefit accrual service under the pension plan as of December 31, 2008 plus the participants age equal less than 55, the matching contribution remained at 100% of the first 3% and 50% of the next 2% of the employee’s deferrals. The matching contributions are detailed below as follows:

Age and Years of Service	Matching contributions
Less than 55	100% of 1st 3% and 50% of the next 2% deferred
55, less than 60	100% of the 1st 5% deferred
60, less than 65	100% of the 1st 6% deferred
65, less than 70	116.66% of the 1st 6% deferred
70, less than 75	133.33% of the 1st 6% deferred
Greater than 75	150% of the 1st 6% deferred
     On June 1, 2008, ATT established a non – qualified 401(k) for highly compensated individuals to provide a vehicle for them to receive additional matching funds in excess of the 4% that they were unable to receive in the 401(k) plan. Highly compensated employees who participate in the 401(k) plan are by various regulations capped at the amount of a maximum company contribution of 4%. Those highly compensated employees who otherwise meet the service and age requirements specified above will receive a discretionary contribution to the non-qualified plan equal to the difference between the maximum amount they could have received under the 401(k) plan and the amount they would have been entitled to receive per the schedule listed above.
     The benefits offered under the health, disability and life insurance programs are offered to U.S. – based NEOs on the same basis as they are offered to U.S.-based non-executive employees. Mr. Gaudreault also receives life and disability benefits, which are in addition to the benefits offered to other employees in Canada. ATT also provides to its NEOs monthly car allowances and car related expenses and a severance policy as described below.
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

Employment/Severance Agreements
     All NEOs have employment agreements that are for initial three-year periods and are automatically renewable for twelve month increments thereafter, unless notice to terminate the contract is provided. In the event of termination without cause of any NEO, base salary severance payments from seven months to 25 months are triggered, in addition to payment of medical benefits at the active employee rates during the severance period.
     Mr. Greenly and Mr. Gaudreault completed their initial three-year terms and are in their second renewal period. Mr. Brownrigg is in the first renewal period of his agreement. Mr. Nuti is still in the initial three-year period of his agreement, which will conclude on March 1, 2009.
Executive Compensation Tables
Summary Compensation Table

				Change
				in Value
			Annual	of	Change
		Annual	Cash	Regular	in Value
		Base	Bonus	Pension	of SERP	All Other
		Salary	Incentive	Benefit	Benefit	Compensation
NEO	Year	(a)	(b)	(c)	(d)	(e)	Total
R. Dell	2007	$493,889	$71,300	$53,295	$46,563	$19,554	$684,601
	2008	512,789	428,570	40,938	40,614	25,938	1,048,849
D. Greenly	2007	269,804	59,806	39,208	5,046	19,782	393,646
	2008	329,808	247,668	29,701	6,067	24,335	637,579
D. Nuti	2007	235,890	44,229	18,465	—	17,007	315,591
	2008	246,785	161,169	14,536	—	16,651	439,141
J. Gaudreault	2007	257,448	39,010	—	—	16,383	312,841
	2008	258,718	282,656	—	—	18,476	559,850
G. Brownrigg	2007	197,456	25,011	13,344	—	18,469	254,280
	2008	205,115	88,830	12,823	—	18,966	325,734

(a)	Amounts shown in this column represent the annual base salary for the fiscal years. Mr. Gaudreault’s salary was converted to U.S. dollars using the exchange rate in effect on the last day of the fiscal year: Fiscal 2008: Canadian $1.00 = USD $0.97 , Fiscal 2007: Canadian $1.00 = USD $1.00.

(b)	Amounts shown in this column represent the annual cash bonus incentive paid to each NEO based on achievement of financial targets and personal objectives for the fiscal year.

(c)	Amounts shown in this column represent the change in value of the regular pension benefit from January 1, 2007 to December 31, 2007 for Fiscal 2008, January 1, 2006 to December 31, 2006 for Fiscal 2007. Mr. Gaudreault is not in the pension plan but is in the Registered Retirement Savings Plan (“RRSP”) in Canada.

(d)	Amounts shown in this column represent the change in value of the SERP benefit from July 1, 2007 to June 30, 2008, for Mr. Dell and Mr. Greenly.

(e)	Amounts shown in this column consist of items detailed in the All Other Compensation Table, automobile allowance and expense, matching contributions to the 401 (k) or RRSP plan and other expenses paid as noted in the table.
All Other Compensation Table

			Matching
		Automobile	Contributions to	Non-Qualified
		Allowance	401(k) or	401(k)	Other
NEO	Year	and Expenses	RRSP	Contributions	(c)	Total
R. Dell	2008	$9,900	$6,568	$9,470	$—	$25,938
D. Greenly	2008	9,900	5,394	9,041	—	24,335
D. Nuti	2008	9,900	6,252	499	—	16,651
J. Gaudreault (a)(b)	2008	8,884	6,321	—	3,271	18,476
G. Brownrigg	2008	8,700	7,541	2,725	—	18,966

(a)	The conversion rate used for amounts included in this table for Mr. Gaudreault was the exchange rate in effect on the last day of the fiscal year: Fiscal 2008: Canadian $1.00= USD $0.97, Fiscal 2007: Canadian $1.00 = USD $1.00.

(b)	Mr. Gaudreault does not participate in ATT’s 401(k) plan; however, we do contribute to his RRSP. The RRSP functions much like a 401(k) plan in the form of matching contributions to the plan.

(c)	Mr. Gaudreault’s amount pertains to additional life and disability benefits not provided to other employees.
Pension Benefits Table

			Present	Payments
		Number of Years	Value of	During
		of Credited	Accumulated	Fiscal
NEO	Plan Name	Service (b)	Benefits (b)	Year 2008
R. Dell	Pension	6.4	$213,061	$—
	SERP	6.4	211,326	—
D. Greenly	Pension	6.4	155,843	—
	SERP	6.4	31,476	—
D. Nuti	Pension	2.3	33,001	—
J. Gaudreault (a)	RRSP	—	—	—
G. Brownrigg	Pension	3.3	38,305	—

(a)	Mr. Gaudreault is not in the pension plan but is in the RRSP in Canada.

(b)	The amounts shown for pension and SERP for number of years of credited service and present value of accumulated benefits are at the pension and SERP valuation date of June 30, 2008.
Potential Payments Upon Termination Table

NEO	Severance (a)	Benefits (a)
R. Dell (b) Termination without cause	$—	$—
D. Greenly Termination without cause	379,167	5,537
D. Nuti Termination without cause	270,833	6,414
J. Gaudreault (c) Termination without cause	152,266	—
G. Brownrigg Termination without cause	120,750	3,454

(a)	Mr. Greenly’s and Mr. Nuti’s severance periods are 13 months. Mr. Gaudreault’s and Mr. Brownrigg’s severance periods are 7 months.

(b)	Mr. Dell separated from employment on September 27, 2008. His separation agreement is for three years and compensates him at a rate of $452,000 per year.

(c)	The conversion rate used for amounts included in this table for Mr. Gaudreault was the exchange rate in effect on the last day of the fiscal year: Fiscal 2008: Canadian $1.00 = USD $0.97, Fiscal 2007: Canadian $1.00 = USD $1.00.
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
Director Compensation
     Of the current Board of Directors, only Mr. Greenly is a salaried employee of ATT. Mr. Greenly was appointed to the Board on September 27, 2008. On September 27, 2008, Mr. Dell retired from ATT; however he still remains on the Board. For fiscal year 2008, all non-employee Board members receive annual compensation of $35,000 and reimbursement of Board-related travel and incidental expenses.
Conclusion
     In addition to being consistent and linked to ATT’s performance, our compensation plans are competitive in the marketplace and allow us to attract and retain the best and brightest employees. We also believe the design of our compensation plans and their relative mix successfully motivates our NEOs.
     All aspects of compensation are performance driven and align both the short and long-term interests of employees and stockholders. We will continue to focus on these factors and on maintaining a compensation system that will encourage maximization of long-term value of ATT.
Compensation Committee Report
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in ATT’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008.
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
Employment Agreements
     We have employment agreements with Duane Greenly, David Nuti, Jean Gaudreault and Geoff Brownrigg. The term of each executive’s agreement is three years and will be automatically renewed for consecutive one-year periods, unless within 60 days prior to the expiration of the employment term, either party to the agreement provides notice of its election to terminate the agreement. Currently salaries are as follows; Mr. Greenly’s is $350,000, Mr. Nuti’s is $250,000, Mr. Gaudreault’s is CAD$269,100 and Mr. Brownrigg’s is $207,000. Their agreements provide that their base salary is subject to increase from time to time, solely at our discretion. During the employment period, each executive is eligible to receive a cash bonus based on the achievement of budgeted performance goals, as well as additional bonuses based on the achievement of performance goals and objectives approved by the buyer parent’s board of directors. Each executive is eligible to receive employee benefits comparable to the benefits provided to our other senior executive officers and to the benefits provided to him or her immediately prior to the date of his or her agreement and will be reimbursed by us for any business expenses reasonably incurred.
     With respect to each of the executives, in the event of a termination of employment by reason of death or “permanent disability,” as defined in the agreements, by us for “due cause,” as defined in the agreements, or by the executive voluntarily, we will have no further obligation to the executive (or the executive’s estate) except for salary and benefits accrued through the termination date. In the case of a termination based on permanent disability, the executive will also be entitled to any benefits provided under our disability insurance policy. If the executive is terminated by us without due cause or if he or she terminates employment for “good reason,” as defined in the agreements for the period specified in the applicable executive’s employment agreement, then the executive will be entitled to receive as severance pay his or her base salary and benefits for the period specified in the applicable executive’s employment agreement, payable at our regular payroll intervals. If the executive obtains employment at any time during the severance period, our severance obligations will be reduced by the amount of compensation or benefits received by the executive under his or her new employment arrangement. For two years after the termination of employment, each executive will be subject to a non-competition and non-solicitation restriction.
Employment Plans
Retirement Plans
     Effective January 14, 2002, we established the Ames True Temper, Inc. Pension Plan and Trust which we refer to as the pension plan. Assets necessary to fund the pension plan were transferred from the Lawn and Garden Pension Plan, formerly known as the USI Group Pension Plan, which we refer to as the lawn and garden plan, the Predecessor Company plan in which our employees participated. Accumulated years of benefit service under the lawn and garden plan are included in the benefit formula of the pension plan, which generally covers employees who have completed either one year of service or one hour of service, depending upon his or her location of employment.
Subject to certain exceptions, most hourly employees will receive a pension at normal retirement age (which is generally the later of age 65 and the completion of five years of service) equal to the product of his or her years of benefit service and the applicable multiplier, subject to offset in certain instances for payments that are required by law (other than social security payments). The applicable multiplier is generally between $11.00 and $37.50, but will vary depending upon, among other things, the employee’s work location, years of benefit service and the date the employee last worked for ATT. Eligible salaried employees and certain other hourly employees are entitled to a pension at the normal retirement age of 65 equal to 1.20% of average monthly compensation, as defined below, up to the social security integration level times years of benefit service, plus 1.85% of average monthly compensation, in excess of the social security integration level times years of benefit service, up to a total of 30 years of benefit service. “Average monthly compensation” is the highest average monthly salary received in any 60 consecutive months in the last 120 months. “Compensation” includes all wages paid by us, including bonuses, severance pay up to six months, before-tax contributions made to the Ames True Temper, Inc. Retirement Savings and Investment Plan and salary reduction contributions to any Section 125 Plan, but excludes income realized under any incentive plan or stock option plan, severance pay in excess of six months, welfare benefits, accrued vacation for periods in excess of one year, moving expenses, taxable fringe benefits, reimbursements and other expense allowances and deferred compensation. This compensation is comparable to the “Annual Compensation” shown in the Summary Compensation Table. After completing five years of service, an employee whose employment with the participating company has terminated is entitled to a benefit, as of the employee’s normal retirement date, equal to the benefit earned to the date of termination of employment, or an actuarially reduced benefit commencing at any time after age 55 or 60, depending upon the employee’s work location, if the participant is eligible for early retirement under the pension plan. Certain death benefits are available to eligible surviving spouses of participants. As previously mentioned, ATT froze benefit accruals for all salaried and certain hourly associates on May 31, 2008 under its domestic defined benefit plan.
     Since various laws and regulations set limits on the amounts allocable to a participant under the pension plan, we had established the Ames True Temper, Inc. Supplemental Executive Retirement Plan, or SERP. The SERP provides retirement benefits on an unfunded basis to Messrs. Dell, Greenly and four former executives (whose benefits under the pension plan would be restricted by the limits) upon retirement from our company of an amount equal to the difference between the annual retirement benefits permitted under the pension plan and the amount that would have been paid if the limitations imposed were at a level stated in the SERP rather than the laws and regulations. The limits in the SERP are different for each participant. Benefits under the SERP generally become 100% vested after five years of service, at early retirement, at normal retirement, upon death, upon disability or upon a “change in control”, as defined in the SERP.
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

	Years of Service
Salary	15 Years	20 Years	25 Years	30 Years	35 Years	40 Years
$125,000	$29,180	$38,907	$48,634	$58,361	$58,361	$58,361
$150,000	$36,118	$48,157	$60,196	$72,236	$72,236	$72,236
$175,000	$43,055	$57,407	$71,759	$86,111	$86,111	$86,111
$200,000	$49,993	$66,657	$83,321	$99,986	$99,986	$99,986
$225,000	$56,930	$75,907	$94,884	$113,861	$113,861	$113,861
$250,000	$63,868	$85,157	$106,446	$127,736	$127,736	$127,736
$300,000	$77,747	$103,657	$129,571	$155,486	$155,486	$155,486
$350,000	$91,618	$122,157	$152,696	$183,236	$183,236	$183,236
$400,000	$105,493	$140,657	$175,821	$210,986	$210,986	$210,986
$450,000	$119,368	$159,157	$198,946	$238,736	$238,736	$238,736
$500,000	$133,243	$177,657	$222,071	$266,486	$266,486	$266,486
$550,000	$147,118	$196,157	$245,196	$294,236	$294,236	$294,236

(1)	At September 27, 2008 Messrs. Dell, Greenly and Reed had 6.50, 6.50 and .92 years of benefit service, respectively.
     On May 31, 2008, ATT froze benefit accruals for all executives under the Ames True Temper, Inc. SERP. Mr. Dell was in the SERP when he retired on September 27, 2008. Mr. Greenly is the remaining employee in the SERP. On June 1, 2008, ATT established a non – qualified 401(k) for highly compensated individuals to provide a vehicle for them to receive additional matching finds in excess of the 4% that they were unable to receive in the qualified 401(k) plan.

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

	Number of	Percentage of	Number of	Percentage of
	Class	Total Class	Class	Total Class
Name and Address of Beneficial Owner	A Units	A Units (%)	B Units	B Units (%)
CHAMES Holdings I LLC(1)(2)	961,564	87.03%	961,564	87.03%
John K. Castle(1)(3)	961,564	87.03%	961,564	87.03%
Richard Dell(1)	60,398	5.47%	60,398	5.47%
Duane Greenly(1)	22,706	2.06%	22,706	2.06%
David Nuti (1)	1,000	*	1,000	*
Jean Gaudreault(1)	4,723	*	4,723	*
Geoff Brownrigg(1)	400	*	400	*
Justin B. Wender(1)	0	*	0	*
William M. Pruellage(1)	0	*	0	*
Robert Elman(1)	1,000	*	1,000	*
Edward LeBlanc(1)	500	*	500	*
Kenneth Roman(1)	2,000	*	2,000	*
All directors and executive officers as a group (including those listed above)	1,078,100	97.58%	1,078,100	97.58%

*	Denotes beneficial ownership of less than 1% of the class of units.

(1)	The address for CHP IV and Messrs. Castle, Pruellage and Wender is c/o Castle Harlan, Inc., 150 East 58th Street, New York, New York 10155. The address for Mr. Dell, our other executive officers named in the table and Messrs. Elman, LeBlanc and Roman is 465 Railroad Avenue, Camp Hill, Pennsylvania 17011.

(2)	CHP IV is the direct parent of CHAMES Holdings I LLC and includes units of ownership interests held by related entities and persons, all of which may be deemed to be beneficially owned by CHP IV. CHP IV disclaims beneficial ownership of these units.

(3)	John K. Castle, a member of buyer parent’s board of directors, is the controlling stockholder of Castle Harlan Partners IV, G.P., Inc., the general partner of the general partner of CHP IV, the indirect parent of the buyer parent and as such may be deemed a beneficial owner of the units of the buyer parent owned by CHP IV and its affiliates. Mr. Castle disclaims beneficial ownership of all units in excess of his proportionate partnership share of CHP IV.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Management Agreement
     On June 28, 2004, at the closing of the acquisition, we entered into a management agreement with Castle Harlan, Inc., as manager, under which Castle Harlan provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the buyer parent, the buyer, our parent and us. As compensation for those services, we will pay to Castle Harlan (1) for services rendered during the first year of the term of the agreement, a management fee equal to 1.5% of the aggregate equity contributions made upon closing of the acquisition by CHP IV and its affiliates (including their limited partners), payable on June 28, 2005, (2) for services rendered during the second year of the term of the agreement, a management fee equal to 1.5% of the aggregate equity contributions made on June 28, 2004 by CHP IV and its affiliates (including their limited partners), payable quarterly in advance and (3) for services rendered after the second full year of the agreement, an annual management fee equal to 3.0% of the aggregate equity contributions made on June 28, 2004 by CHP IV and its affiliates (including their limited partners), payable quarterly in advance. Under the management agreement, we also paid Castle Harlan, for services rendered in connection with the transactions, a one-time transaction fee, payable on June 28, 2004, equal to 3% of the aggregate equity contributions made on June 28, 2004 by CHP IV and its affiliates (including their limited partners). In addition, if at any time after the closing of the acquisition, CHP IV or its affiliates (including their limited partners) make any additional equity contributions to any of us, our parent, the buyer or the buyer parent, we will pay Castle Harlan an annual management fee equal to 3% of each such equity contribution. We will also pay or reimburse Castle Harlan for all out-of-pocket fees and expenses incurred by Castle Harlan and any advisors, consultants, legal counsel and other professionals engaged by Castle Harlan to assist in the provision of services under the management agreement. During fiscal 2008, we recorded expenses of $2,896 related to Castle Harlan’s annual management fee.
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
Management Equity
     In connection with the acquisition, certain members of management, including our executive officers, made an equity investment in the aggregate amount of approximately $14.0 million in buyer parent, through the exchange of shares of our parent’s capital stock held by management and, in a few cases, certain members of management that did not hold equity in our parent purchased an equity interest in buyer parent for cash. During fiscal 2008, new or promoted members of Ames True Temper management purchased equity units of CHATT Holdings LLC.
Independent Directors
     In accordance with the definition of “independent directors” under Rule 4200 of the NASDAQ Stock Market, the following directors have no direct or indirect material relationship with us: Robert Elman, Edward LeBlanc and Kenneth Roman.
Review, Approval or Ratification of Transactions with Related Persons
     Our management determines which transactions or relationships should be referred to the audit committee for consideration. The audit committee then determines whether to approve, ratify, revise or terminate a related person transaction on a case by case basis. We have not adopted a written policy for the review of transactions with related persons.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The Audit Committee of the Board of Directors on April 12, 2007, appointed as the Company’s principal accounting firm, the independent registered accounting firm of Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) for the fiscal years ended September 27, 2008 and September 29, 2007.
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

     For the fiscal years ended September 27, 2008 and September 29, 2007, aggregate fees, including expenses billed to us by Deloitte & Touche were as follows:

	Fiscal	Fiscal
	2008	2007
Audit Fees(1)	$1,245,140	$1,088,700
Tax Fees(2)	21,000	20,000

(1)	Includes aggregate fees and expenses for professional services performed in conjunction with: fiscal 2008, the audit of our financial statements for the fiscal year ended September 27, 2008 and reviews of interim financial statements for the quarterly periods ended December 29, 2007, March 29, 2008 and June 28, 2008; fiscal 2007, the audit of our financial statements for fiscal year ended September 29, 2007 and reviews of interim financial statements for the quarterly periods ended March 31, 2007 and June 30, 2007.

(2)	For fiscal 2008 and 2007, tax fees consist principally of fees related to tax compliance.

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
     3. Index to Exhibits:
     Each management contract or compensatory plan or arrangement filed as an exhibit to this report is identified in this index to exhibits with a “+” sign following the exhibit number.

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of April 7, 2006, by and among Acorn Products, Inc., Ames True Temper, Inc. and ATTUT Holdings, Inc.	G

3.1	Certificate of Incorporation of Ames True Temper, Inc.	A

3.2	By-laws of Ames True Temper, Inc.	A

3.3	Certificate of Incorporation of ATT Holding Co.	A

3.4	By-laws of ATT Holding Co.	A

4.1	Indenture dated as of June 28, 2004 among Ames True Temper, Inc., as Issuer, ATT Holding Co., as Guarantor and The Bank of New York, as Trustee	A

4.2	Form of 10% Senior Subordinated Notes due 2012 (included in Exhibit 4.1)	A

4.3	Registration Rights Agreement, dated June 28, 2004, among Ames True Temper, Inc., ATT Holding Co. and the Initial Purchasers	A

4.4	Indenture, dated as of January 14, 2005, among Ames True Temper, Inc., as Issuer, ATT Holding Co., as Guarantor and The Bank of New York, as Trustee	C

4.5	Form of Senior Floating Rate Notes due 2012 (included in Exhibit 4.4)	C

4.6	Registration Rights Agreement, dated January 14, 2005, among Ames True Temper, Inc., ATT Holding Co. and the Initial Purchasers	C

10.1	Stock Purchase Agreement, dated as of June 21, 2004, by and among ATT Holding Co., the Warrantholders of ATT Holding Co., Windpoint Investors V, L.P., as Sellers’ Representative, CHATT Holdings LLC, as Buyer Parent, and CHATT Holdings Inc., as Buyer.	B

10.2	Credit Agreement, dated as of June 28, 2004, by and among Ames True Temper, Inc., ATT Holding Co., the lenders from time to time party thereto (each a “Lender” and collectively, the “Lenders”), Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, General Electric Capital Corporation, as Documentation Agent, Wachovia Bank, National Association, as Syndication Agent and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager	B

Exhibit
Number	Description
10.2.1	Amendment No. 1 to Credit Agreement, dated January 14, 2005, by and among Ames True Temper, Inc., ATT Holding Co., as a guarantor, the banks, financial institutions and other institutional lenders parties to the Credit Agreement dated as of June 28, 2004, and Bank of America, N.A., as administrative agent.	C

10.2.2	Amendment No. 2 to Credit Agreement, dated December 1, 2005, by and among Ames True Temper, Inc., ATT Holding Co., as a guarantor, the banks, financial institutions and other institutional lenders parties to the Credit Agreement dated as of June 28, 2004, and Bank of America, N.A., as administrative agent.	D

10.2.3	Amended and Restated Credit Agreement, dated as of April 7, 2006, among Ames True Temper, Inc., Acorn Products, Inc., UnionTools, Inc., and Ames True Temper Properties, Inc., as borrowers, ATT Holding Co., as a guarantor, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other lenders party thereto.	H

10.3	Security Agreement, dated as of June 28, 2004, made by Ames True Temper, Inc., the other persons listed on the signature pages thereof to Bank of America, N.A., as Collateral Agent	B

10.4	Intellectual Property Security Agreement, dated June 28, 2004, made by the persons listed on the signature pages thereof in favor of Bank of America, N.A., as Collateral Agent	B

10.5	Subsidiary Guaranty, dated as of June 28, 2004, made by the persons listed on the signature pages thereof under the caption “Subsidiary Guarantor” in favor of the Secured Parties	B

10.6	Charge of Shares in respect of the shares of True Temper Limited made on June 28, 2004 between Ames True Temper, Inc. and Bank of America, N.A., as security trustee.	B

10.7+	Amended and Restated Employment Agreement, dated June 28, 2004, between Ames True Temper, Inc. and Richard C. Dell	B

10.9+	Amended and Restated Employment Agreement, dated June 28, 2004, between Ames True Temper, Inc. and Duane R. Greenly	B

10.12+	Management Agreement, dated June 28, 2004, by and among Castle Harlan, Inc., ATT Holding Co., Ames True Temper, Inc. and CHATT Holdings Inc.	B

10.13+	Amended and Restated Employment Agreement, dated June 28, 2004, between Ames True Temper, Inc. and Jean Gaudreault	F

10.14+	Employment Agreement, dated March 28, 2005, between Ames True Temper, Inc. and Geoff Brownrigg	E

10.17+	Amended and Restated Employment Agreement, dated May 5, 2006, between Ames True Temper, Inc. and David M. Nuti	I

10.18	Supplemental Indenture, to the Indenture, dated June 28, 2004, by and among Ames True Temper, Inc., ATT Holding Co. and The Bank of New York, as trustee, such Supplemental Indenture dated as of December 17, 2007, and among Ames U.S. Holding Corp, Ames Holdings, Inc., Ames True Temper Properties, Inc., Ames True Temper, Inc., ATT Holding Co. and The Bank of New York, as trustee	K

10.19	Supplemental Indenture to the Indenture, dated January 14, 2005, by and among the Company, ATT Holding Co. and The Bank of New York, as trustee, such Supplemental Indenture dated as of December 17, 2007 and among Ames U.S. Holding Corp., Ames Holdings, Inc., Ames True Temper Properties, Inc. Ames True Temper, Inc., ATT Holding Co. and The Bank of New York, as trustee	K

Exhibit
Number	Description
10.20+*	Separation Agreement and General Release, dated September 18, 2008, between Ames True Temper, Inc. and Richard C. Dell

12.1*	Statement Regarding Computation of Ratios

14.1	Code of Ethics	K

16.1	Letter of Ernst & Young LLP to the Securities and Exchange Commission dated February 20, 2007	J

21.1	List of subsidiaries of the Company	K

31.1*	Certification of Chief Executive Officer pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002

*	Filed herewith

(A)	Previously filed as an exhibit to the Registrants’ Registration Statement on Form S-4 (Reg. No. 333-118086) filed with the SEC on August 10, 2004.

(B)	Previously filed as an exhibit to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4 (Reg. No. 333-118086) filed with the SEC on October 7, 2004

(C)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 18, 2005

(D)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 7, 2005

(E)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 28, 2005

(F)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 22, 2005

(G)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2006

(H)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 14, 2006

(I)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 22, 2006

(J)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 20, 2007

(K)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed with the SEC on December 28, 2007
     (b) Reference is made to Item 15(a)(3) above.
     (c) Reference is made to Item 15(a)(2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ames True Temper, Inc.
Date: December 19, 2008	By:	/s/ Duane R. Greenly
Duane R. Greenly
Director, President and Chief Executive Officer (Authorized Signatory)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ Duane R. Greenly	Director, President and Chief Executive Officer (Principal Executive Officer)

Duane R. Greenly
Dated: December 19, 2008

/s/ David M. Nuti	Chief Financial Officer (Principal Financial Officer)

David M. Nuti
Dated: December 19, 2008

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal years Ended September 27, 2008, September 29, 2007 and September 30, 2006.
(Dollar amounts in thousands)

	Balance at	Additions charged
	beginning of	to costs and			Balance at
Account receivable allowances	period	expenses	Deductions	Other (1)	end of period
ATT Holding Co.
Fiscal year ended September 27, 2008	$20,617	$43,693	$(45,739)	$(93)	$18,478
Fiscal year ended September 29, 2007	17,491	40,626	(37,844)	344	20,617
Fiscal year ended September 30, 2006	15,794	42,003	(40,501)	195	17,491

	Balance at
Valuation allowance of	beginning of				Balance at
deferred tax asset	period	Additions	Deductions	Other (1)	end of period
Fiscal year ended September 27, 2008	$19,530	$15,394	$—	$—	$34,924
Fiscal year ended September 29, 2007	7,548	11,982	—	—	19,530
Fiscal year ended September 30, 2006	2,649	4,509	—	390	7,548

(1)	Primarily the impact of currency change for fiscal years 2008 and 2007 and the impact of currency changes as well as acquisitions of certain businesses during fiscal year 2006.