Form 10-Q
period 2008-12-27
Ames True Temper, Inc.
filed 2009-02-06
CIK 1297756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 27, 2008
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
Yes ☐            No ☑
As of February 6, 2009 the Registrant had 1,000 shares of its common stock, $1.00 par value, outstanding.

ATT HOLDING CO.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATT Holding Co.
Condensed Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	December 27,	September 27,
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$18,988	$17,159
Trade receivables, net	57,457	59,168
Inventories	140,766	110,891
Assets held for sale	549	1,025
Prepaid expenses and other current assets	7,090	6,156

Total current assets	224,850	194,399
Property, plant and equipment, net	52,103	55,237
Intangibles, net	54,781	56,149
Goodwill	55,831	58,242
Other noncurrent assets	9,084	9,798

Total assets	$396,649	$373,825

Liabilities and stockholder’s deficit
Current liabilities:
Trade accounts payable	$42,246	$35,691
Accrued interest payable	9,427	6,021
Accrued expenses and other current liabilities	23,254	27,634
Revolving loan	64,598	40,010
Current portion of long-term debt and capital lease obligations	559	554

Total current liabilities	140,084	109,910
Deferred income taxes	11,352	11,348
Long-term debt	300,016	300,130
Accrued retirement benefits	23,209	26,108
Other liabilities	11,004	10,534

Total liabilities	485,665	458,030
Commitments and contingencies
Stockholder’s deficit:
Preferred stock—Series A, $.0001 per share par value; 100,000 shares authorized; 62,495 shares issued and outstanding as of December 27, 2008 and September 27, 2008 (Liquidation preference of $62,495 at December 27, 2008)	—	—
Common stock—Class A, $.0001 per share par value; 1,600,000 shares authorized; 726,556 shares issued and outstanding as of December 27, 2008 and September 27, 2008	—	—
Common stock—Class B, $.0001 per share par value; 300,000 shares authorized; 267,448 shares issued and outstanding as of December 27, 2008 and September 27, 2008	—	—
Additional paid-in capital	110,813	110,500
Predecessor basis adjustment	(13,539)	(13,539)
Accumulated deficit	(182,067)	(172,129)
Accumulated other comprehensive loss	(4,223)	(9,037)

Total stockholder’s deficit	(89,016)	(84,205)

Total liabilities and stockholder’s deficit	$396,649	$373,825

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(In Thousands)
(Unaudited)

	Thirteen Week Period Ended
	December 27,	December 29,
	2008	2007
Net sales	$92,334	$98,781
Cost of goods sold	64,449	73,407

Gross profit	27,885	25,374
Selling, general and administrative expenses	17,798	21,468
Loss on disposal of fixed assets	32	286
Amortization of intangible assets	305	342
Impairment charge	476	—

Operating income	9,274	3,278
Interest expense	7,971	8,506
Other expense (income)	11,363	(2,290)

Loss before income taxes	(10,060)	(2,938)
Income tax expense	178	850

Net loss	$(10,238)	$(3,788)

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Thirteen Week Period Ended
	December 27,	December 29,
	2008	2007
Operating activities
Net loss	$(10,238)	$(3,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,887	3,878
Amortization of intangible assets	305	342
Amortization of loan fees	555	560
Benefit from deferred taxes	(359)	(869)
Provision for bad debts	132	210
Noncash interest expense	—	24
Amortization of bond discount	27	27
Loss on disposal of property, plant and equipment	32	286
Unrealized loss (gain)	11,842	(2,322)
Impairment charge	476	—
Changes in assets and liabilities:
Accounts receivable	66	(3,040)
Inventories	(32,519)	(14,904)
Prepaid expenses and other assets	(416)	(417)
Trade accounts payable	7,646	8,599
Accrued expenses and other liabilities	842	4,025

Net cash used in operating activities	(17,722)	(7,389)

Investing activities
Cash paid for property, plant and equipment	(2,418)	(1,555)
Proceeds from sale of property, plant and equipment	5	424

Net cash used in investing activities	(2,413)	(1,131)

Financing activities
Repayments of long-term debt	(136)	(105)
Borrowings on revolving loan	43,488	35,867
Repayments on revolving loan	(18,900)	(24,600)

Net cash provided by financing activities	24,452	11,162
Effect of exchange rate changes on cash and cash equivalents	(2,488)	75

Increase in cash and cash equivalents	1,829	2,717
Cash and cash equivalents at beginning of period	17,159	5,182

Cash and cash equivalents at end of period	$18,988	$7,899

Supplemental Cash Flow Information
Cash paid for interest	$4,056	$4,253

Cash paid for income taxes	$89	$48

Property, plant and equipment in trade accounts payable at end of period	$1,054	$273

See accompanying notes.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
1. Basis of Presentation
     These interim financial statements and the related notes contain the accounts of ATT Holding Co. and its wholly-owned subsidiaries (the “Company”) on a condensed consolidated basis and should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008. ATT Holding Co. is a holding company which has no interest, operations or activities other than through its ownership of 100% of Ames True Temper Inc., (“ATT”) and ATT’s wholly-owned subsidiaries.
     The accompanying condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (''US GAAP’’) and the rules and regulations of the Securities and Exchange Commission (''SEC’’). Due to the seasonal nature of our business, the results of operations for the thirteen week period ended December 27, 2008 are not necessarily indicative of results to be expected for the entire fiscal year ending October 3, 2009. Certain information and notes normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments necessary for a fair presentation have been recorded. All adjustments were comprised of normal recurring adjustments, except as noted in the Notes to Condensed Consolidated Financial Statements. All intercompany transactions have been eliminated in consolidation.
2. Recent Accounting Pronouncements
Adopted
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (''SFAS’’) No. 157, ''Fair Value Measurements’’ (''SFAS 157’’), as amended. SFAS 157 defines fair value, establishes a framework for measuring fair value in US GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007 and for nonfinancial assets and nonfinancial liabilities in fiscal years beginning after November 15, 2008. Effective September 28, 2008, the Company adopted the provisions of SFAS 157 that relate to financial assets and financial liabilities. The adoption of SFAS 157 had no material effect on the Company’s condensed consolidated financial statements. The Company is currently evaluating the impact of the provisions of SFAS 157 related to nonfinancial assets and nonfinancial liabilities which will become effective in fiscal 2010. See Note 15 for further information.
     In February 2007, the FASB issued SFAS No. 159, ''The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 ’’ (''SFAS 159’’). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company has elected not to adopt the fair value option available under SFAS 159.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB No. 87, 88, 106, and 132(R)” (''SFAS 158’’). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s funded status as of the end of the employer’s fiscal year and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the change occurs. The Company adopted the requirement to recognize the funded status of a defined benefit postretirement plan as of September 29, 2007. The Company adopted the requirement to measure the funded status as of the fiscal year end in the thirteen weeks ended December 27, 2008. See Note 7 for further information.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
To Be Adopted
     In December 2007, the FASB issued SFAS No. 141(R), ''Business Combinations’’ (''SFAS 141(R)’’). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination:
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
     SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and early adoption is not permitted. The Company is required to adopt SFAS 141(R) in the first quarter of fiscal 2010. The impact of adoption, if any, on its condensed consolidated financial statements will depend on the Company’s future acquisitions, if any.
     In December 2007, the FASB issued SFAS No. 160, ''Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51’’ (''SFAS 160’’). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is required to adopt SFAS 160 in the first quarter of fiscal 2010. The Company has not yet assessed the impact of adoption, if any, on its condensed consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” (“SFAS 133”) It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company is required to adopt SFAS 161 in the second quarter of fiscal 2009. The Company has not yet assessed the impact of adoption, if any, on its condensed consolidated financial statements.
3. Inventories
     Inventories are as follows:

	December 27,	September 27,
	2008	2008
Finished goods	$88,744	$69,681
Work in process	15,780	13,564
Raw materials	36,242	27,646

	$140,766	$110,891

4. Goodwill and Other Intangibles
     The changes in carrying amount of goodwill for the thirteen week period ended December 27, 2008 are as follows:

	United States	Canada	Total
Goodwill at September 27, 2008	$43,605	$14,637	$58,242
Currency translation adjustments	—	(2,411)	(2,411)

Goodwill at December 27, 2008	$43,605	$12,226	$55,831

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
     The following table reflects the components of intangible assets other than goodwill at December 27, 2008:

	Gross Carrying	Accumulated
	Amount	Amortization
Indefinite lived intangible assets:
Trade names	$48,040	$—
Finite lived intangible assets:
Technology (patents)	1,356	1,107
Non-compete agreements	976	949
Customer relationships	11,647	5,182

	13,979	7,238

	$62,019	$7,238

     The following table reflects the components of intangible assets other than goodwill at September 27, 2008:

	Gross Carrying	Accumulated
	Amount	Amortization
Indefinite lived intangible assets:
Trade names	$48,967	$—
Finite lived intangible assets:
Technology (patents)	1,356	1,095
Non-compete agreements	976	944
Customer relationships	11,775	4,886

	14,107	6,925

	$63,074	$6,925

     The cost of intangible assets other than goodwill and indefinite lived intangible assets are amortized on a straight-line basis over the estimated lives of 3 to 19 years. Amortization expense for the remainder of fiscal year 2009 and the next four fiscal years are as follows:

January 2009 — September 2009	$916
Fiscal 2010	1,211
Fiscal 2011	1,200
Fiscal 2012	1,180
Fiscal 2013	1,166
Thereafter	1,068

$6,741

5. Income Taxes
     The Company determines its income tax provision for each jurisdiction in which it operates. This determination includes making an estimate of the Company’s current income tax payable, effects of temporary differences, net operating loss and credit carryforwards and the need for valuation allowances for deferred tax assets. In assessing whether or not deferred tax assets will be realized, the Company considers whether it is “more likely than not” that some portion or all of its deferred tax assets will not be realized. In making this assessment, historical operating losses, scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies are considered.

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
     Income tax expense for the thirteen week period ended December 27, 2008 mainly represents the recognition of additional valuation allowances, including $2.1 million related to an unrealized loss on an intercompany note, and an accrual of interest on unrecognized tax benefits partially offset by a reduction in current tax liabilities as a result of a change in Canadian withholding tax rates.
     Income tax expense for the thirteen week period ended December 29, 2007 primarily represents taxes payable for certain foreign jurisdictions where the Company has taxable income, recognition of additional valuation allowances, a reduction in deferred tax liabilities as the result of a change in tax rates in Canada and accrual of interest on unrecognized tax benefits.
6. Debt Arrangements
     Total indebtedness is as follows:

	December 27,	September 27,
	2008	2008
Revolving Loan	$64,598	$40,010
Senior Floating Rate Notes, net of unamortized discount of $322 and $349, respectively	149,678	149,651
Senior Subordinated Notes	150,000	150,000
Term Note	897	1,033

Total debt	365,173	340,694
Less short-term revolving loan	(64,598)	(40,010)
Current portion of long-term debt	(559)	(554)

Long-term debt	$300,016	$300,130

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

			Letters of	(a)	(b)
		Borrowing	Credit	Availability	Interest
	Maximum	Base as of	Outstanding as of	as of	Rate as of
	Borrowing	December	December	December	December	Expiration
	Amount	27, 2008	27, 2008	27, 2008	27, 2008	Date
Revolving Loan	$130,000	$102,694	$3,128	$34,968	3.94%	Apr 7, 2011

			(d)		(e)
	Original	(c)	Interest	Maturity	Call Option
	Principal	Interest Rate	Payments	Date	Date
			Jan 15, Apr 15,
Senior Floating Rate Notes	$150,000	LIBOR + 4%	Jul 15, Oct 15	Jan 15, 2012	Jan 15, 2007
Senior Subordinated Notes	150,000	10%	Jan 15, Jul 15	Jul 15, 2012	Jul 15, 2008
Term Note	2,700	2.5%	Monthly	Jul 19, 2010	n/a

(a)	Total amount available is limited by the amount of eligible accounts receivable, inventory, machinery and equipment, and real estate as well as letters of credit outstanding.

(b)	The interest rate applicable to the loans under the revolving loan is either 1) the “Eurodollar Rate” or London Interbank Offered Rate (LIBOR) plus a margin of 1.75% to 2.75%, or 2) the “Base Rate” plus a margin of 0.50% to 1.50%. The Base Rate is calculated at the higher of 1) the prevailing Federal Funds rate plus 50 basis points or 2) the administrative agent’s prime interest rate plus an applicable rate determined by the Company’s consolidated leverage ratio as defined by the Amended and Restated Senior Secured Credit Agreement.

(c)	LIBOR represents the three month London Interbank Offered Rate which resets quarterly, LIBOR was 4.75% as of October 13, 2008. October 13, 2008 represents the reset date for the next interest payment.

(d)	Interest payments are in cash and paid in arrears.

(e)	The Senior Floating Rate Notes do not have a redemption premium. The Senior Subordinated Notes have a redemption price of 105.0% of principal on or after July 15, 2008, 102.5% of principal on or after July 15, 2009, and 100% of principal on or after July 15, 2010.
Interest Rate Swaps
     The Company’s Senior Floating Rate Notes have an interest rate of 3-month LIBOR plus 4%. The Company has entered into interest rate swaps that fix the variable rate portion of the interest rate as follows:

				(a)
				Effective
			Notional	Interest
	Receive	Pay	Amount	Rate
January 15, 2008 through January 14, 2009	3-month LIBOR	3.63%	$50,000	7.63%
January 16, 2008 through January 15, 2009	3-month LIBOR	4.31%	66,667	8.31%
January 16, 2008 through January 15, 2009	3-month LIBOR	4.29%	33,333	8.29%
January 16, 2009 through January 15, 2010	3-month LIBOR	4.31%	33,333	8.31%
January 16, 2009 through January 15, 2010	3-month LIBOR	4.29%	16,667	8.29%

(a)	Represents the effective interest rate on the respective portion of the Senior Floating Rate Notes including the contractual terms of the interest rate swap for the periods indicated.
     In January 2009, the Company entered into three new interest rate swaps. See Note 17 for further information.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
7. Pension and Other Post-retirement Benefits

	Pension Benefits		Other Benefits
	Thirteen Week Period Ended		Thirteen Week Period Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
Service cost	$109	$762	$1	$—
Interest cost	2,149	2,268	22	23
Expected return on plan assets	(2,585)	(2,625)	—	—
Amortization of prior service cost	6	6	—	—
Amortization of unrecognized net loss	98	(5)	(30)	(29)

Net periodic benefit (credit) cost	$(223)	$406	$(7)	$(6)

     As required by SFAS 158, the Company adopted the provision to measure plan assets and benefit obligations as of the Company’s fiscal year end during the thirteen week period ended December 27, 2008. Two of the Company’s plans used a June 30 measurement date. All plans are now measured at September 30, consistent with the Company’s fiscal year end. The non-cash effect of the adoption of the measurement date provision of SFAS 158 resulted in a credit to opening accumulated deficit of $300, a pension liability decrease of $395, and a credit to accumulated other comprehensive loss of $95.
Employer Contributions
     During the thirteen week periods ended December 27, 2008 and December 29, 2007, the Company contributed $2,169 and $60, respectively, to its defined benefit pension plans.
     During the thirteen week periods ended December 27, 2008 and December 29, 2007, the Company made no contributions to its post-retirement benefit plans.
8. Other Comprehensive Loss

	Thirteen Week Period Ended
	December 27,	December 29,
	2008	2007
Net loss	$(10,238)	$(3,788)
Other comprehensive (loss) income:
Currency translation adjustment	5,319	(1,069)
Fair value adjustments of swaps, net of tax	(600)	(766)
Effect of SFAS 158 adoption, net of tax (See Note 7)	95	—

Comprehensive loss	(5,424)	$(5,623)

9. Segment Information
     The Company has three operating segments, comprised of, the United States, Canada and Other. All of the Company’s revenues represent sales of similar products. All intercompany amounts are eliminated in the eliminations column. Segment information for the thirteen week periods ended December 27, 2008 and December 29, 2007, representing the reportable segments currently utilized by chief operating decision makers was as follows:

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

	Thirteen Week Period Ended
	December 27, 2008
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$66,500	$24,325	$1,509	$—	$92,334
Intersegment sales	1,800	911	582	(3,293)	—
Operating income (loss)	3,604	5,843	(173)		9,274
Interest expense					7,971
Other expense					11,363

Loss before income taxes					$(10,060)

	Thirteen Week Period Ended
	December 29, 2007
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$74,676	$22,536	$1,569	$—	$98,781
Intersegment sales	1,436	464	879	(2,779)	—
Operating income (loss)	361	2,985	(68)	—	3,278
Interest expense					8,506
Other income					(2,290)

Loss before income taxes					$(2,938)

     Segment assets as of December 27, 2008 and September 27, 2008 are as follows:

	December 27,	September 27,
	2008	2008
United States	$274,670	$250,964
Canada	114,374	114,953
Other	7,605	7,908

Total	$396,649	$373,825

10. Other Expense (Income)
     Other expense (income) consists of the following:

	Thirteen Week Period Ended
	December 27,	December 29,
	2008	2007
Unrealized loss (gain)	$11,842	$(2,329)
Other	(479)	39

Total	$11,363	$(2,290)

     On September 1, 2007, the Company entered into an intercompany financing arrangement whereby one of the Company’s Canadian subsidiaries issued a U. S. dollar denominated intercompany note. The intercompany note is not long-term in nature. As a result, the impact of exchange rate changes on the principal and interest of the note is recorded as an unrealized gain or loss in the condensed consolidated statements of operations. For the thirteen week periods ended December 27, 2008 and December 29, 2007, the Company recorded an unrealized loss (gain) related to the intercompany note of $14,834 and $(2,291), respectively. In addition, the Company recorded unrealized foreign currency gains of $1.9 million related to

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
a U.S. dollar bank account held by a Canadian subsidiary and $1.1 million related to foreign currency forward contracts during the thirteen week period ending December 27, 2008.
11. Condensed Guarantor Data
     On December 17, 2007, as a result of certain corporate restructuring activities, ATT entered into supplemental indenture agreements with respect to the Senior Subordinated Notes and Senior Floating Rate Notes (collectively, the “Notes”) to include certain domestic subsidiaries as guarantors. The Notes are fully and unconditionally and jointly and severally guaranteed by ATT Holding Co. and certain of its directly or indirectly wholly-owned subsidiaries, namely, Ames True Temper Properties, Inc., Ames Holdings, Inc. and Ames U.S. Holding Corp., (collectively the “Subsidiary Guarantors” ). ATT Holding Co. is a holding company which has no interest, operations or activities other than through its ownership of 100% of ATT and ATT’s wholly-owned subsidiaries. The Notes are not guaranteed by any of ATT Holding Co.’s other directly and indirectly wholly-owned subsidiaries.
     The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of December 27, 2008 and September 27, 2008 and the related condensed consolidating statements of operations and condensed consolidating statements of cash flows for the thirteen week periods ended December 27, 2008 and December 29, 2007 for (i)ATT Holding Co. on a parent only basis, with its investment in subsidiary recorded under the equity method, (ii)the issuer (ATT) as a wholly-owned subsidiary, on a parent only basis, with its investments in subsidiaries recorded under the equity method, (iii)the subsidiary guarantors on a combined basis, (iv)the subsidiary non-guarantors on a combined basis and (v)the Company on a consolidated basis.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Balance Sheet
As of December 27, 2008

				Subsidiary
	ATT	Ames True	Subsidiary	Non-
	Holding Co.	Temper Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$46	$6	$18,936	$—	$18,988
Trade receivables, net	—	44,432	—	13,025	—	57,457
Inventories	—	121,414	—	19,352	—	140,766
Assets held for sale	—	549	—	—	—	549
Prepaid expenses and other current assets	—	4,274	—	2,816	—	7,090

Total current assets	—	170,715	6	54,129	—	224,850
Property, plant and equipment, net	—	41,009	—	11,094	—	52,103
Intangibles, net	—	5,897	42,700	6,184	—	54,781
Goodwill	—	43,605	—	12,226	—	55,831
Intercompany receivable	—	27,937	247,595	2,651	(278,183)	—
Investment in subsidiaries	—	226,382	56,590	161,513	(444,485)	—
Other noncurrent assets	—	9,084	—	—	—	9,084

Total assets	$—	$524,629	$346,891	$247,797	$(722,668)	$396,649

Liabilities and stockholder’s deficit
Current liabilities:
Trade accounts payable	$—	$33,092	$41	$9,113	$—	$42,246
Accrued interest payable	—	9,427	—	—	—	9,427
Accrued expenses and other current liabilities	—	17,568	—	5,686	—	23,254
Revolving loan	—	64,598	—	—	—	64,598
Current portion of long-term debt and capital lease obligations	—	559	—	—	—	559

Total current liabilities	—	125,244	41	14,799	—	140,084
Deferred income taxes	—	112	9,840	1,400	—	11,352
Long-term debt	—	300,016	—	—	—	300,016
Accrued retirement benefits	—	21,681	—	1,528	—	23,209
Other liabilities	—	10,885	79	40	—	11,004
Intercompany payable	—	155,707	—	122,476	(278,183)	—
Cumulative losses in subsidiaries	89,016	—	—	—	(89,016)	—

Total liabilities	89,016	613,645	9,960	140,243	(367,199)	485,665
Commitments and contingencies
Stockholder’s deficit:
Preferred stock-Series A	—	—	118,249	58,253	(176,502)	—
Common stock-Class A	—	—	—	—	—	—
Common stock-Class B	—	—	—	—	—	—
Additional paid-in capital	110,813	110,813	154,502	—	(265,315)	110,813
Predecessor basis adjustment	(13,539)	(13,539)	—	—	13,539	(13,539)
Accumulated deficit	(182,067)	(182,067)	48,565	32,953	100,549	(182,067)
Accumulated other comprehensive income	(4,223)	(4,223)	15,615	16,348	(27,740)	(4,223)

Total stockholder’s deficit	(89,016)	(89,016)	336,931	107,554	(355,469)	(89,016)

Total liabilities and stockholder’s deficit	$—	$524,629	$346,891	$247,797	$(722,668)	$396,649

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Balance Sheet
As of September 27, 2008

				Subsidiary
	ATT	Ames True	Subsidiary	Non-
	Holding Co.	Temper Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$285	$5	$16,869	$—	$17,159
Trade receivables, net	—	48,413	—	10,755	—	59,168
Inventories	—	91,411	—	19,480	—	110,891
Assets held for sale	—	1,025	—	—	—	1,025
Prepaid expenses and other current assets	—	4,313	—	1,843	—	6,156

Total current assets	—	145,447	5	48,947	—	194,399
Property, plant and equipment, net	—	42,202	—	13,035	—	55,237
Intangibles, net	—	6,162	42,701	7,286	—	56,149
Goodwill	—	43,605	—	14,637	—	58,242
Intercompany receivable	—	27,079	241,936	2,309	(271,324)	—
Investment in subsidiaries	—	223,202	58,343	157,732	(439,277)	—
Other noncurrent assets	—	9,798	—	—	—	9,798

Total assets	$—	$497,495	$342,985	$243,946	$(710,601)	$373,825

Liabilities and stockholder’s (deficit
Current liabilities:
Trade accounts payable	$—	$28,172	$48	$7,471	$—	$35,691
Accrued interest payable	—	6,021	—	—	—	6,021
Accrued expenses and other current liabilities	—	20,174	—	7,460	—	27,634
Revolving loan	—	40,010	—	—	—	40,010
Current portion of long-term debt and capital lease obligations	—	554	—	—	—	554

Total current liabilities	—	94,931	48	14,931	—	109,910
Deferred income taxes	—	112	9,566	1,670	—	11,348
Long-term debt	—	300,130	—	—	—	300,130
Accrued retirement benefits	—	24,508	—	1,600	—	26,108
Other liabilities	—	10,487	—	47	—	10,534
Intercompany payable	—	151,532	—	119,792	(271,324)	—
Cumulative losses in subsidiaries	84,205	—	—	—	(84,205)	—

Total current liabilities	84,205	581,700	9,614	138,040	(355,529)	458,030
Commitments and contingencies
Stockholder’s (deficit) equity:
Preferred stock-Series A	—	—	118,249	58,253	(176,502)	—
Common stock-Class A	—	—	—	—	—	—
Common stock-Class B	—	—	—	—	—	—
Additional paid-in capital	110,500	110,500	154,502	—	(265,002)	110,500
Predecessor basis adjustment	(13,539)	(13,539)	—	—	13,539	(13,539)
(Accumulated deficit) retained earnings	(172,129)	(172,129)	50,548	38,082	83,499	(172,129)
Accumulated other comprehensive (loss) income	(9,037)	(9,037)	10,072	9,571	(10,606)	(9,037)

Total stockholder’s (deficit) equity	(84,205)	(84,205)	333,371	105,906	(355,072)	(84,205)

Total liabilities and stockholder’s (deficit) equity	$—	$497,495	$342,985	$243,946	$(710,601)	$373,825

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Statement of Operations
For the Thirteen Week Period Ended December 27, 2008

				Subsidiary
	ATT	Ames True	Subsidiary	Non-
	Holding Co.	Temper Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$68,196	$—	$26,795	$(2,657)	$92,334
Cost of goods sold	—	50,105	—	17,001	(2,657)	64,449

Gross profit	—	18,091	—	9,794	—	27,885
Selling, general and administrative expenses	—	13,657	43	4,098	—	17,798
Loss on disposal of fixed assets	—	32	—	—	—	32
Amortization of intangible assets	—	267	—	38	—	305
Impairment charge	—	476	—	—	—	476

Operating income (loss)	—	3,659	(43)	5,658	—	9,274
Interest expense (income)	—	10,305	(4,889)	2,555	—	7,971
Other expense (income)	—	1,346	(1,870)	11,887	—	11,363

(Loss) income before income taxes	—	(7,992)	6,716	(8,784)	—	(10,060)
Income tax expense (benefit)	—	56	(9)	131	—	178
Equity in (loss) earnings of subsidiaries	(10,238)	(2,190)	(8,708)	3,780	17,356	—

Net (loss) income	$(10,238)	$(10,238)	$(1,983)	$(5,135)	$17,356	$(10,238)

ATT Holding Co.
Condensed Consolidating Statement of Operations
For the Thirteen Week Period Ended December 29, 2007

	ATT	Ames True	Subsidiary	Subsidiary Non-
	Holding Co.	Temper Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$76,112	$—	$24,494	$(1,825)	$98,781
Cost of goods sold	—	58,961	—	16,271	(1,825)	73,407

Gross profit	—	17,151	—	8,223	—	25,374
Selling, general and administrative expenses	—	16,209	25	5,234	—	21,468
Loss on disposal of fixed assets	—	286	—	—	—	286
Amortization of intangible assets	—	295	—	47	—	342

Operating income (loss)	—	361	(25)	2,942	—	3,278
Interest expense (income)	—	10,542	(4,374)	2,338	—	8,506
Other expense (income)	—	1,229	(1,649)	(1,870)	—	(2,290)

(Loss) income before income taxes	—	(11,410)	5,998	2,474	—	(2,938)
Income tax (benefit) expense	—	(2,069)	2,099	820	—	850
Equity in (loss) earnings of subsidiaries	(3,788)	5,553	1,748	2,363	(5,876)	—

Net (loss) income	$(3,788)	$(3,788)	$5,647	$4,017	$(5,876)	$(3,788)

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Statement of Cash Flows
For the Thirteen Week Period Ended December 27, 2008

				Subsidiary
	ATT	Ames True	Subsidiary	Non-
	Holding Co.	Temper Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities
Net loss	$(10,238)	$(10,238)	$(1,983)	$(5,135)	$17,356	$(10,238)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	—	3,395	—	492	—	3,887
Equity in earnings (loss) of subsidiaries	10,238	2,190	8,708	(3,780)	(17,356)	—
(Benefit from) provision for deferred taxes	—	—	274	(633)	—	(359)
Other, net	—	989	—	62	—	1,051
Unrealized (gain) loss	—	81	—	11,761	—	11,842
Impairment charge	—	476	—	—	—	476
Related party non-cash transactions	—	(53)	—	53	—	—
Changes in assets and liabilities:
Accounts receivable	—	3,874	—	(3,808)	—	66
Inventories	—	(30,002)	—	(2,517)	—	(32,519)
Prepaid expenses and other assets	—	197	—	(613)	—	(416)
Trade accounts payable	—	4,921	(5)	2,730	—	7,646
Intercompany accounts	—	3,300	(6,710)	3,410	—	—
Accrued expense and other liabilities	—	(1,603)	(283)	2,728	—	842

Net cash (used in) provided by operating activities	—	(22,473)	1	4,750	—	(17,722)
Investing activities
Cash paid for property, plant and equipment	—	(2,223)	—	(195)	—	(2,418)
Proceeds from sale of property, plant and equipment	—	5	—	—	—	5

Net cash used in investing activities	—	(2,218)	—	(195)	—	(2,413)
Financing activities
Repayments of long-term debt	—	(136)	—	—	—	(136)
Borrowings on revolving loan	—	43,488	—	—	—	43,488
Repayments on revolving loan	—	(18,900)	—	—	—	(18,900)

Net cash provided by financing activities	—	24,452	—	—	—	24,452
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2,488)	—	(2,488)

(Decrease) increase in cash and cash equivalents	—	(239)	1	2,067	—	1,829
Cash and cash equivalents at beginning of period	—	285	5	16,869	—	17,159

Cash and cash equivalents at end of period	$—	$46	$6	$18,936	$—	$18,988

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Statement of Cash Flows
For the Thirteen Week Period Ended December 29, 2007

				Subsidiary
	ATT	Ames True	Subsidiary	Non-
	Holding Co.	Temper Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities
Net (loss) income	$(3,788)	$(3,788)	$5,647	$4,017	$(5,876)	$(3,788)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	—	3,208	—	670	—	3,878
Equity in earnings (loss) of subsidiaries	3,788	(5,553)	(1,748)	(2,363)	5,876	—
(Benefit from) provision for deferred taxes	—	(4,856)	—	3,987	—	(869)
Other, net	—	1,401	—	48	—	1,449
Unrealized gain	—	—	—	(2,322)	—	(2,322)
Changes in assets and liabilities:
Accounts receivable	—	1,098	—	(4,138)	—	(3,040)
Inventories	—	(16,302)	—	1,398	—	(14,904)
Prepaid expenses and other assets	—	(466)	—	49	—	(417)
Trade accounts payable	—	7,222	(121)	1,498	—	8,599
Intercompany accounts	—	118	(3,812)	3,694	—	—
Accrued expense and other liabilities	—	7,705	—	(3,680)	—	4,025

Net cash (used in) provided by operating activities	—	(10,213)	(34)	2,858	—	(7,389)
Investing activities
Cash paid for property, plant and equipment	—	(1,470)	—	(85)	—	(1,555)
Proceeds from sale of property, plant and equipment	—	424	—	—	—	424

Net cash used in investing activities	—	(1,046)	—	(85)		(1,131)
Financing activities
Repayments of long-term debt	—	(105)	—	—	—	(105)
Borrowings on revolving loan	—	35,867	—	—	—	35,867
Repayments on revolving loan	—	(24,600)	—	—	—	(24,600)

Net cash provided by financing activities	—	11,162	—	—	—	11,162
Effect of exchange rate changes on cash and cash equivalents	—	—	34	41	—	75

(Decrease) increase in cash and cash equivalents	—	(97)	—	2,814	—	2,717
Cash and cash equivalents at beginning of period	—	276	5	4,901	—	5,182

Cash and cash equivalents at end of period	$—	$179	$5	$7,715	$—	$7,899

12. Related Party Transactions
     The Company is party to a management agreement with Castle Harlan, Inc., an affiliate of the shareholder, under which Castle Harlan, Inc. provides business and organizational strategy, financial and investment management, advisory and merchant and investment banking services to the Company. The Company recorded expenses of $806 and $771 for the thirteen week periods ending December 27, 2008 and December 29, 2007, respectively, related to the annual management fees which are included in selling, general and administrative expenses. Management fees are payable quarterly in advance in accordance with the management agreement. The Company had no amounts payable to Castle Harlan, Inc. as of December 27, 2008 and September 27, 2008.
     On June 28, 2004, certain management employees of ATT and affiliates became eligible to purchase Class B units of CHATT Holdings LLC at fair market value. These units vest based on three criteria: (1)

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
time vesting based on a five year term, (2) performance vesting based on the results of ATT and (3) vesting based upon a targeted rate of return upon a change of control. There are certain acceleration clauses in the event of a change of control. As of December 27, 2008 and September 27, 2008, there were 173,365 units issued to management and members of the CHATT Holdings LLC Board of Directors that are not employees of ATT or Castle Harlan, Inc. Additionally, an affiliate of Castle Harlan holds 22,540 units at December 27, 2008 and September 27, 2008. These units may not be sold, pledged or otherwise transferred except in compliance with applicable securities laws. These units are subject to additional restrictions and limitations.
13. Commitments and Contingencies
     During December 2004, a customer of the Company was named in litigation that involved UnionTools products. The complaint asserted causes of action against the defendant for improper advertisement to the end consumer. The allegation suggests that advertisements led the consumer to believe that the hand tools sold were manufactured within the boundaries of the United States. The allegation asserts cause of action against the customer for common law fraud. In the event that an adverse judgment is rendered against the customer, there is a possibility that the customer would seek legal recourse against the Company for an unspecified amount in contributory damages. Presently, the Company cannot estimate the amount of loss, if any, if the customer were to seek legal recourse against the Company.
     From approximately 1993 through 1999, the Company manufactured and sold 647,000 wheelbarrows with poly wheel hubs. Various claims were submitted, and lawsuits filed, to recover for injuries sustained while inflating tires on these wheelbarrows. In 2002, the Company participated in a voluntary ''fast track’’ recall of these wheelbarrows with the Consumer Product Safety Commission (“CPSC”). The Company again voluntarily recalled these wheelbarrows in June 2004 in cooperation with the CPSC. However, less than 1% of the total products sold were returned, leaving an unknown number in service. To date, the Company has responded to 34 claims involving this product. On December 27, 2008, the Company had one open claim. Although the Company believes it has sufficient insurance coverage in place to cover these claims, a successful claim may exceed the limits of the Company’s coverage.
     The Company is involved in lawsuits and claims, including certain environmental matters, arising out of the normal course of its business. In the opinion of management, the ultimate amount of liability, if any, under pending litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
14. Assets Held for Sale
     As of December 27, 2008, assets held for sale of $549 are comprised of $279 of buildings and $270 of land including two woodmills located in Portville, NY and Palmyra, ME and a manufacturing facility in Frankfort, NY. The carrying amount of the Frankfort, NY facility was determined to be more than its approximate fair value less the cost to sell, therefore, the Company recorded an impairment loss on the asset of $476 during the thirteen week period ended December 27, 2008.
15. Fair Value Measurements
     Effective September 28, 2008, the Company adopted the provisions of SFAS 157 for all financial assets and liabilities required to be measured at fair value on a recurring basis. Although the adoption of SFAS 157 did not materially impact the values of assets and liabilities on the Company’s condensed consolidated balance sheet, the adoption resulted in expanded disclosure requirements for assets and liabilities recorded at fair value. Under SFAS 157, fair value is defined as the exit price, or the price that would be received to sell the asset or paid to transfer the liability at the measurement date.
     SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three categories (from highest to lowest priority):
•	Level 1 — Inputs that represent quoted prices for identical instruments in active markets.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
•	Level 2 — Inputs that represent quoted prices for similar instruments in active markets, or quoted prices for identical instruments in non-active markets. Also includes valuation techniques whose inputs are derived principally from observable market data other than quoted prices, such as interest rates or other market-corroborated means.

•	Level 3 — Inputs that are largely unobservable, as little or no market data exists for the instrument being valued.
     The Company is required to categorize all financial assets and liabilities required to be measured at fair value on a recurring basis into the above three levels.
     Items Measured at Fair Value on a Recurring Basis
     Effective September 28, 2008, the application of fair value under SFAS 157 as amended, related to the Company’s derivative contracts are mainly comprised of foreign currency forward contracts and interest rate swaps. These items were previously, and will continue to be, recorded at fair value at each balance sheet date. The Company utilized a present value technique to fair value each derivative contract. The Company calculated the present value of future expected cash flows using a discount rate commensurate with the underlying risk of the debtor. If the derivative represented a liability to the Company, the Company’s incremental borrowing rate was utilized as the discount rate in the present value calculation. If the derivative represented an asset to the Company, the recorded value includes an estimate of a credit value adjustment for the counterparty.

	Quoted Prices
	in Active	Significant	Significant
	Markets for	Other	Other
	Identical	Observable	Unobservable	Total as of
	Assets	Inputs	Inputs	December 27,
	(Level 1)	(Level 2)	(Level 3)	2008
Foreign currency forward contracts	$—	$977	$—	$977

Total assets	$—	$977	$—	$977

Interest rate swaps and other	$—	$1,513	$—	$1,513

Total liabilities	$—	$1,513	$—	$1,513

16. Other
     The Company applied for relief under the U. S. Continued Dumping and Subsidy Offset Act of 2000, or “Byrd Amendment,” as a result of foreign manufacturers selling certain tools at unfair prices within the U. S. market. During December 2008 and December 2007, the Company received a distribution of tariffs collected in the amount of $2,983 and $1,110, respectively. These amounts were recorded within selling, general and administrative expenses on the accompanying condensed consolidated statements of operations.
17. Subsequent Events
     In January 2009, ATT entered into interest rate swaps with Wachovia Bank, N.A to hedge the variable interest rate portion of the Senior Floating Rate Notes. These swaps were entered into to replace expiring swaps as follows:

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

				(a)
				Effective
			Notional	Interest
	Receive	Pay	Amount	Rate
January 15, 2009 through January 15, 2010	3-month LIBOR	1.40%	$100,000	5.40%
January 15, 2010 through January 15, 2011	3-month LIBOR	1.90%	150,000	5.90%
January 18, 2011 through January 15, 2012	3-month LIBOR	2.50%	150,000	6.50%

(a)	Represents the effective interest rate on the respective portion of the Senior Floating Rate Notes including the contractual terms of the interest rate swap for the periods indicated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our parent’s results of operations and financial condition should be read in conjunction with and is qualified in its entirety by reference to the unaudited condensed consolidated financial statements and notes of ATT Holding Co. (the ''Company,’’ “we,” “us,” or “our”) as it relates to the consolidated financial performance and results of operations of our parent, ATT Holding Co. and Ames True Temper, Inc.’s (“ATT”) and its wholly-owned subsidiaries. A separate discussion for ATT is not presented since our parent has no operations or assets separate from its investment in Ames True Temper, Inc. and since the Senior Subordinated Notes and the Senior Floating Rate Notes are guaranteed by our parent and all of our domestic subsidiaries.
Forward Looking Statements
     This Form 10-Q contains forward-looking statements. All statements other than statements of historical fact are ''forward-looking statements’’ for purposes of federal and state securities laws. Forward-looking statements are identified by terms and phrases such as ''may,’’ ''will,’’ ''plans,’’ ''estimates,’’ ''anticipates,’’ ''believes,’’ ''expects,’’ ''intends’’ and similar expressions and are based on assumptions related to our future business, financial condition, prospects, developments and business strategies.
     Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to the following:
•	we depend on a small number of customers for a significant portion of our business;

•	our results of operations may be adversely impacted by macroeconomic events;

•	increased reliance on third party suppliers and manufacturers may decrease our ability to meet customer demands;

•	if we are unable to obtain raw materials for our products at favorable prices it could adversely impact our operating performance;

•	we are subject to risks associated with our foreign operations, especially our operations in China;

•	unseasonable weather could have a negative impact on our business and financial results;

•	our lawn and garden sales are highly seasonal, which could impact our cash flow and operating results;

•	our industry is highly competitive and we may not be able to compete successfully;

•	further consolidation in the retail industry may adversely affect our results of operations;

•	a failure to successfully introduce new products could result in a reduction in sales and floor space at retailers that carry our products;

•	the products that we manufacture could expose us to product liability claims;

•	our ability to pay our debt or seek alternative financing may be adversely impacted by other factors listed herein;

•	environmental health and safety laws, ordinances, and regulations impose risks and costs on us;

•	we depend on the service of key individuals, the loss of any of which could materially harm our business;

•	unionized employees could strike or participate in a work stoppage; and

•	we may not be able to acquire complementary lawn and garden product manufacturers or brands; in addition, pursuing or completing acquisitions may negatively impact our operating results, divert management’s attention from operating our core business, and expose us to other risks.

     Our actual results, performance or achievements could differ materially from those expressed in, or implied by the forward-looking statements. We can give no assurances that any of the events anticipated by or described in the forward-looking statements will occur or, if any of them do, what impact they will have on our business, results of operations and financial condition. We do not intend, and we undertake no obligation, to update any forward-looking statement included in this report, whether as a result of new information, future events or otherwise, after the date of this report. This report should be read in conjunction with the Company’s most recent consolidated financial statements, Risk Factors and the Management Discussion & Analysis (MD&A) included in the Company’s Form 10-K for the fiscal year ended September 27, 2008.
Overview
     The following MD&A is intended to help the reader understand ATT, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes thereto of our parent, ATT Holding Co., contained in Item 1 of this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See ''Forward-Looking Statements’’ above. The MD&A, includes the following sections:
•	“Our Business” — a general description of our business.

•	“Operations Review” — an analysis of our consolidated results of operations.

•	“Liquidity and Capital Resources” — an analysis of cash flows, debt and other obligations, off-balance sheet arrangements and aggregate contractual obligations and an overview of financial position.
Our Business
General
     ATT is a leading global provider of non-powered landscaping products that make work easier for homeowners and professionals. We sell our products primarily in the U.S. and Canada to (1) retail centers, including home centers and mass merchandisers, (2) wholesale chains, including hardware stores and garden centers and (3) industrial distributors. We offer the following 11 distinct product lines: long handle tools, wheelbarrows, planters, hose reels, snow tools, striking tools, pruning tools, garden hoses, Hound Dog, specialty tools, and landscape fabric.
     We believe that our global manufacturing strategy, based primarily upon a blend of domestic manufacturing and sourced product, makes us cost-competitive while allowing us to provide a high level of customer service.
Operations Review
Company-Wide
     The table below and the following narrative compares our statements of operations for the thirteen week period ended December 27, 2008 (“Q1 2009”) to the thirteen week period ended December 29, 2007 (“Q1 2008”).

(Dollars in Millions)

	Q1	Q1	Increase/(Decrease)
	2009	2008	$	%

Net sales	$92.3	$98.8	(6.5)	(6.6)%
Cost of goods sold	64.4	73.4	(9.0)	(12.3)%

Gross profit	27.9	25.4	2.5	9.8%
Gross profit percentage	30.2%	25.7%
Selling, general, and administrative expenses	17.8	21.5	(3.7)	(17.2)%
Loss on disposal of fixed assets	—	0.3	(0.3)	(100.0)%
Amortization of intangible assets	0.3	0.3	—	—
Impairment charge	0.5	—	0.5	—

Operating income	9.3	3.3	6.0	*
Operating income percentage	10.1%	3.3%
Interest expense	8.0	8.5	(0.5)	(5.9)%
Other expense (income)	11.4	(2.3)	13.7	*

Loss before taxes	(10.1)	(2.9)	(7.2)	*
Income tax expense	0.2	0.9	(0.7)	(77.8)%

Net loss	(10.2)	(3.8)	(6.4)	*

*	Greater than 100%.

Note: Totals may not sum due to rounding.
Q1 2009 compared to Q1 2008
     Net Sales. Net sales decreased primarily due to the global economic slowdown, an unfavorable currency translation, and the recording of an additional $1.6 million of store servicing and advertising fees for certain customers as a reduction in revenue partially offset by $2.2 million (including unfavorable currency translation) higher snow tool sales and general selling price increases. The global economic downturn negatively impacted retail, industrial and construction demand in the United States and Canada. Also several customers reduced their inventory levels during the quarter which adversely affected our net sales. In Q1 2008, $1.6 million in store servicing and advertising fees for certain customers were recorded as an expense in selling, general and administrative expenses (“SG&A”). Recording the store servicing fees as a reduction to revenue was due to a change in the structure of store servicing arrangements and the excess of the fees over the fair value of the benefit derived from this arrangement with certain customers. Recording the advertising fees as a reduction to revenue was due to the excess of the fees over the fair value derived from the advertising arrangement with certain customers.
     Gross Profit. Gross profit increased primarily due to general selling price increases and improved manufacturing efficiencies partially offset by commodity price increases, lower sales volume and the recording of $1.6 million store servicing and advertising fees as a reduction to revenue in Q1 2009 as discussed above. General selling price increases went into effect during Q1 2009 and commodity prices increased however; our gross profit benefited from purchases of certain raw materials and finished goods in late 2008 at lower prices that were sold in Q1 2009. As a result, we do not anticipate Q1 2009 gross margin percentage levels for the remainder of the fiscal year.
     SG&A. SG&A decreased primarily due to a $1.9 million increase in recoveries under the U.S. Continued Dumping and Subsidy Offset Act of 2000, or “Byrd Amendment,” and the recording of $1.6 million of store servicing and advertising fees as a reduction in revenue as discussed above. We recovered $3 million in Q1 2009 and $1.1 million in Q1 2008 under the Byrd Amendment. Future recoveries under the Byrd Amendment are unknown and cannot be reasonably assured.
     Amortization of Intangible Assets. Amortization expense is consistent with the prior period.

     Impairment Charge. Impairment charge represents a write-down of available for sale assets to fair value due to current market conditions.
     Interest Expense. Interest expense decreased primarily due to lower interest rates under our revolving loan and the Senior Floating Rate Notes. Interest rates declined due to decreases in LIBOR.
     Other Expense (Income) Other expense for Q1 2009 was primarily the result of an unrealized foreign currency translation loss of $14.8 million on a U.S. dollar denominated intercompany note issued by a Canadian subsidiary that is not of a long-term nature. The loss was partially offset by unrealized foreign currency gains of $1.9 million related to a U.S. dollar bank account held by a Canadian subsidiary and $1.1 million related to foreign currency forward contracts. Other income for Q1 2008 was primarily the result of an unrealized foreign currency translation gain of $2.3 million on the intercompany note.
     Income Tax Expense. Income tax expense for Q1 2009 was mainly comprised of recognition of additional valuation allowances, including $2.1 million related to an unrealized loss on an intercompany note, and accrual of interest on unrecognized tax benefits partially offset by a reduction in current tax liabilities as a result of a change in Canadian withholding tax rates. Income tax expense for Q1 2008 represents primarily taxes payable for certain foreign jurisdictions where the Company has taxable income, recognition of additional valuation allowances, a reduction in deferred tax liabilities as the result of a change in tax rates in Canada and accrual of interest on unrecognized tax benefits. As of December 27, 2008 and December 29, 2007, a deferred tax asset valuation allowance was necessary for substantially all of our U.S. domestic deferred tax assets, net of certain deferred tax liabilities. The Company expects to maintain a valuation allowance on these deferred tax assets until it can sustain a sufficient level of profits in the applicable jurisdictions that will demonstrate the ability to realize these net deferred tax assets.
Our Segments
     The following table presents our net sales and operating income (loss) after intercompany eliminations by segments for Q1 2009 and Q1 2008:
(Dollars in Millions)

	Q1	Q1	Increase/(Decrease)
	2009	2008	$	%

Net sales:
United States	$66.5	$74.7	(8.2)	(11.0)%
Canada	24.3	22.5	1.8	8.0%
Other	1.5	1.6	(0.1)	(6.3)%

Net sales	$92.3	$98.8	(6.5)	(6.6)%

Operating income (loss):
United States	$3.6	$0.3	3.3	*
Canada	5.8	3.0	2.8	93.3%
Other	(0.1)	—	(0.1)	—

Operating income (loss)	$9.3	$3.3	6.0	*

*	Greater than 100%.
Q1 2009 compared to Q1 2008
United States
     Net Sales. Net sales decreased due to the global economic slowdown, reduced target inventory levels at several customers which led to lower sales to these customers, and the recording of $1.6 million of store servicing and advertising fees as a reduction in revenue as discussed above. These decreases were partially offset by general selling price increases initiated during Q1 2009.

     Operating income (loss). Operating income increased due to general selling price increases, an increase of $1.9 million in Byrd Amendment recoveries as discussed above and improved manufacturing efficiencies. General selling price increases went into effect during Q1 2009 and commodity prices increased however; our operating income benefited from purchases of certain raw materials and finished goods in late 2008 at lower prices that were sold in Q1 2009. As a result, we do not anticipate Q1 2009 operating income margin percentage levels for the remainder of the fiscal year.
Canada
     Net Sales. Net sales increased primarily from higher snow tool volume and general selling price increases. The strong 2007/2008 snow season reduced the amount of snow tool inventory on hand at retailers going into the 2008/2009 snow season. As a result, snow tool early season shipments increased $2.8 (including unfavorable currency translation) million. The increase in net sales was partially offset by an unfavorable currency translation and lower unit volume across all other product categories due to the global economic slowdown.
     Operating income. Operating income increased due to higher snow tool volume, general selling price increases and favorable manufacturing efficiencies.
Other
     Changes in net sales and operating loss for this segment were not significant for the periods presented.
Liquidity and Capital Resources
     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. We expect to be able to meet our liquidity requirements for at least the next twelve months through cash provided by operations and borrowings available under our Amended and Restated Senior Secured Credit Agreement (revolving loan). We anticipate the need to refinance our indebtedness, particularly our revolving loan, Senior Subordinated Notes and Senior Floating Rate Notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
(Dollars in Millions)

	Q1	Q1	Increase/(Decrease)
	2009	2008	$	%
Net cash used in operating activities	$(17.7)	$(7.4)	$10.3	*
Net cash used in investing activities	(2.4)	(1.1)	1.3	*
Net cash provided by financing activities	24.5	11.2	13.3	*

*	Greater than 100%.
Cash Flows from Operating Activities
     The increase in cash used in operating activities was primarily the result of increased inventory levels partially offset by reduced receivables. Inventory levels have increased due to lower net sales and higher commodity costs. Receivables have decreased due to lower sales volume.
Cash Flows from Investing Activities
     Purchases of property, plant and equipment were the main investing activities during both periods. Fiscal 2009 capital expenditures are expected to be at or slightly below prior fiscal year levels.
Cash Flows from Financing Activities
     The increase in cash provided by financing activities was primarily related to higher net borrowings under our revolving loan to support higher inventory as discussed above.

Debt and Other Obligations
     ATT has the following debt outstanding:
(Dollars in Thousands)

	December 27,	September 27,
	2008	2008
Revolving Loan	$64,598	$40,010
Senior Floating Rate Notes, net of unamortized discount of $322 and $349, respectively	149,678	149,651
Senior Subordinated Notes	150,000	150,000
Term Note	897	1,033

Total debt	365,173	340,694
Less short-term revolving loan	(64,598)	(40,010)
Current portion of long-term debt	(559)	(554)

Long-term debt	$300,016	$300,130

			Letters of	(a)	(b)
		Borrowing	Credit	Availability	Interest
	Maximum	Base as of	Outstanding as	as of	Rate as of
	Borrowing	December	of December	December	December	Expiration
	Amount	27, 2008	27, 2008	27, 2008	27, 2008	Date
Revolving Loan (f)	$130,000	$102,694	$3,128	$34,968	3.94%	Apr 7, 2011

			(d)		(e)
	Original	(c)	Interest	Maturity	Call Option
	Principal	Interest Rate	Payments	Date	Date
			Jan 15, Apr 15,
Senior Floating Rate Notes (f)	$150,000	LIBOR + 4%	Jul 15, Oct 15	Jan 15, 2012	Jan 15, 2007
Senior Subordinated Notes (f)	150,000	10%	Jan 15, Jul 15	Jul 15, 2012	Jul 15, 2008
Term Note (f)	2,700	2.5%	Monthly	Jul 19, 2010	n/a

(a)	Total amount available is limited by the amount of eligible accounts receivable, inventory, machinery and equipment, and real estate as well as letters of credit outstanding.

(b)	The interest rate applicable to the loans under the revolving loan is either 1) the “Eurodollar Rate” or London Interbank Offered Rate (LIBOR) plus a margin of 1.75% to 2.75%, or 2) the “Base Rate” plus a margin of 0.50% to 1.50%. The Base Rate is calculated at the higher of 1) the prevailing Federal Funds rate plus 50 basis points or 2) the administrative agent’s prime interest rate plus an applicable rate determined by the Company’s consolidated leverage ratio as defined by the Amended and Restated Senior Secured Credit Agreement.

(c)	LIBOR represents the three month London Interbank Offered Rate which resets quarterly, LIBOR was 4.75% as of December 27, 2008. October 13, 2008 represents the reset date for the next interest payment.

(d)	Interest payments are in cash and paid in arrears.

(e)	The Senior Floating Rate Notes do not have a redemption premium. The Senior Subordinated Notes have a redemption price of 105.0% of principal on or after July 15, 2008, 102.5% of principal on or after July 15, 2009, and 100% of principal on or after July 15, 2010.

(f)	As of December 27. 2008, the Company was in compliance with all financial covenants under its indebtedness agreements.
Amended and Restated Senior Secured Credit Agreement (Revolving Loan)
     On April 7, 2006, we entered into the Amended and Restated Senior Secured Credit Agreement (the “Revolving Loan”) with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. The Revolving Loan is a five-year revolving credit facility of up to $130.0 million, including a sub-facility for letters of credit in an amount not to exceed $15.0 million and a sub-facility for swing-line loans in an amount not to exceed $15.0 million. Our obligations under the Revolving Loan are guaranteed by ATT Holding Co. and collateralized by substantially all of the assets of Ames True Temper, Inc. and

Ames True Temper Properties, Inc. Future domestic subsidiaries will be required to guarantee the obligations and grant a lien on substantially all of their assets.
     The terms of the Revolving Loan include various covenants that restrict our ability to, among other things, incur additional liens, incur additional indebtedness and make additional investments. In addition, we are prohibited from incurring capital expenditures exceeding $15.0 million in any fiscal year (subject to the right to carry over the unused portion to the following year). In addition, under certain circumstances we will be required to have Consolidated EBITDA, as defined by the Revolving Loan, of at least $41.0 million for each period of four fiscal quarters. The Revolving Loan also includes customary events of default, including, without limitation, payment defaults, cross defaults to other indebtedness and bankruptcy related defaults.
Senior Subordinated Notes
     The Senior Subordinated Notes are fully and unconditionally guaranteed by our parent, ATT Holding Co. and all domestic subsidiaries, on a senior subordinated basis. The Senior Subordinated Notes are unsecured senior subordinated obligations and rank behind all of our existing and future senior debt, including borrowings under the Revolver Loan, equally with any of our future senior subordinated debt, ahead of any of our future debt that expressly provides for subordination to the Senior Subordinated Notes and effectively behind all of the existing and future liabilities of our subsidiaries, including trade payables.
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
Interest Rate Swaps
     The Senior Floating Rate Notes have an interest rate of 3-month LIBOR plus 4%. We have entered into interest rate swaps that fix the variable rate portion of the interest rate as follows:
(Dollars in Thousands)

				(a)
				Effective
			Notional	Interest
	Receive	Pay	Amount	Rate
January 15, 2008 through January 14, 2009	3-month LIBOR	3.63%	$50,000	7.63%
January 16, 2008 through January 15, 2009	3-month LIBOR	4.31%	66,667	8.31%
January 16, 2008 through January 15, 2009	3-month LIBOR	4.29%	33,333	8.29%
January 16, 2009 through January 15, 2010	3-month LIBOR	4.31%	33,333	8.31%
January 16, 2009 through January 15, 2010	3-month LIBOR	4.29%	16,667	8.29%

(a)	Represents the effective interest rate on the respective portion of the Senior Floating Rate Notes including the contractual terms of the interest rate swap for the periods indicated.
     As of December 27, 2008, the interest rate swaps were recorded as a liability of $1.4 million. For Q1 2009, the change in fair value was recognized as a reduction of other comprehensive income of $0.6 million, net of taxes.
     Subsequent to Q1 2009, we have entered into new interest rate SWAP agreements for our Senior Floating Rate Notes that run from January 2009 through January 2012. These new SWAP agreements will lower interest expense on the Senior Floating Rate Notes for fiscal years 2009, 2010, and 2011 by approximately $2.0, $3.1, and $2.6 million, respectively, as compared to fiscal 2008. These swaps were entered into to replace expiring swaps as follows:
(Dollars in Thousands)

				(a)
				Effective
			Notional	Interest
	Receive	Pay	Amount	Rate
January 15, 2009 through January 15, 2010	3-month LIBOR	1.40%	$100,000	5.40%
January 15, 2010 through January 15, 2011	3-month LIBOR	1.90%	150,000	5.90%
January 18, 2011 through January 15, 2012	3-month LIBOR	2.50%	150,000	6.50%

(a)	Represents the effective interest rate on the respective portion of the Senior Floating Rate Notes including the contractual terms of the interest rate swap for the periods indicated.
Off-Balance Sheet Arrangements
     As of December 27, 2008, we had no off-balance sheet arrangements.
Contractual Obligations and Commitments
     The following table represents our contractual commitments associated with our debt and other obligations as of December 27, 2008.

(Dollars in Thousands)

		January	October	October	October	October
		2009 to	2009 to	2010 to	2011 to	2012 to
		September	September	September	September	September
	Total	2009	2010	2011	2012	2013	Thereafter
Contractual Obligations
Revolving loan	$64,598	$64,598	$—	$—	$—	$—	$—
Senior Floating Rate Notes	150,000	—	—	—	150,000	—	—
Senior Subordinated Notes	150,000	—	—	—	150,000	—	—
Term Note	897	418	479	—	—	—	—
Interest on Notes	39,667	9,646	13,063	13,129	3,829	—	—
Operating leases	77,035	7,259	9,502	9,438	7,867	6,576	36,393
Pension and postretirement payments	43,671	8,816	8,625	9,234	8,743	8,253	—
Medical self-insurance	6,450	6,450	—	—	—	—	—
Open purchase orders	47,289	47,289	—	—	—	—	—
Other purchase commitments	2,734	2,685	12	12	12	13	—
Forward purchase commitments	7,566	7,566	—	—	—	—	—

Total contractual obligations	$589,907	$154,727	$31,681	$31,813	$320,451	$14,842	$36,393

Commitments
Outstanding letters of credit	$3,128	$3,128	$—	$—	$—	$—	$—

Total commitments	$3,128	$3,128	$—	$—	$—	$—	$—

     As of December 27, 2008, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $1.2 million. We do not expect a significant tax payment related to these obligations within the next year. Due to the uncertainty of the timing of these tax positions we have not included this liability in the above table.
Financial Position
     Working capital as of December 27, 2008 and September 27, 2008 was as follows:
(Dollars in Thousands)

	December 27,	September 27,	Increase/(Decrease)
	2008	2008	$	%
Current assets:
Cash and cash equivalents	$18,988	$17,159	$1,829	10.7%
Trade receivables, net	57,457	59,168	(1,711)	(2.9)%
Inventories	140,766	110,891	29,875	26.9%
Deferred income taxes	—	—	—	—
Assets held for sale	549	1,025	(476)	(46.4)%
Prepaid expenses and other current assets	7,090	6,156	934	15.2%

Total current assets	224,850	194,399	30,451	15.7%
Current liabilities:
Trade accounts payable	42,246	35,691	6,555	18.4%
Accrued interest payable	9,427	6,021	3,406	56.6%
Accrued expenses and other current liabilities	23,254	27,634	(4,380)	(15.9)%
Revolving loan	64,598	40,010	24,588	61.5%
Current portion of long-term debt and capital lease obligations	559	554	5	0.9%

Total current liabilities	140,084	109,910	30,174	27.5%

Working capital	$84,766	$84,489	$277	0.3%

     Our working capital as of December 27, 2008 compared to our working capital as of September 27, 2008 was impacted by the following:
•	The increase in inventories was mainly due to the inventory build in anticipation of the spring selling season, higher commodity costs, and lower sales volume in Q1 2009 as compared to Q1 2008.

•	The increase in trade accounts payable and the revolving loan balance were due to the increase in inventories as discussed above.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our cash flows, results of operations and financial position are subject to fluctuations resulting from changes in interest rates, foreign currency exchange rates and raw material costs. We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed.
Interest Rate Risk
     Our primary market risk is interest rate exposure with respect to our floating rate debt, which includes the Senior Floating Rate Notes and Revolving Loan. The interest rate on the Senior Floating Rate Notes at December 27, 2008 was 8.75%. The interest rate on the Revolving Loan at December 27, 2008 was 3.94%. As of December 27, 2008, we had three outstanding interest rate swaps. These swaps effectively fix the variable interest rate portion of the Senior Floating Rate Notes. See ''Debt and Other Obligations — Senior Floating Rate Notes’’ and ''— Interest Rate Swaps.’’ We estimate a 1% change in Revolving Loan interest rates would impact us by approximately $0.6 million.
Foreign Operations; Currency Risk
     We conduct foreign operations primarily in Canada and Ireland and utilize international suppliers and manufacturers. For fiscal year 2009, we have hedged some of our forecasted Canadian subsidiary operation purchases that are denominated in U.S. dollars. Additionally, we have a Canadian subsidiary that has issued a U.S. dollar denominated intercompany note to a U.S. subsidiary. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in either cumulative translation adjustments, which are included in accumulated other comprehensive income (loss), or realized and unrealized gains and losses which are included in other (income) expense. As of December 27, 2008, a hypothetical 10% change in quoted foreign currency exchange rates would increase or decrease the loss before income taxes by $15.8 million.
Raw Material; Commodity Price Risk
     We purchase certain raw materials such as resin, steel and wood that are subject to price volatility caused by unpredictable factors. Where possible, we employ fixed rate raw material purchase contracts and customer price adjustments to help us to manage this risk. We do not currently manage our raw materials risk through the use of derivative instruments.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
     Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the ''Exchange Act’’) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 27, 2008, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 27, 2008, our internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable
Item 1A. Risk Factors
     See “Risk Factors” disclosed in the Form 10-K for the fiscal year ended September 27, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
On February 4, 2009, Ames True Temper, Inc. (“ATT”) and Duane R. Greenly, ATT’s President and Chief Executive Officer, entered into an amendment to his employment agreement (the “Amendment”). The Amendment, which is effective as of September 29, 2008, amends the employment agreement dated June 28, 2004 between ATT and Mr. Greenly. Pursuant to the Amendment, (i) Mr. Greenly’s annual base salary was increased to $400,000.12 and (ii) Mr. Greenly will be eligible to receive an annual discretionary bonus (as determined by the Board of Directors of CHATT Holdings LLC in its sole discretion) with a target bonus amount equal to 100% of Mr. Greenly’s annual base salary.
Item 6. Exhibits

Exhibit 10.1	Amendment to Employment Agreement, dated as of February 4, 2009, between Ames True Temper, Inc. and Duane R. Greenly

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

AMES TRUE TEMPER, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMES TRUE TEMPER, INC.
Date: February 6, 2009	/s/ Duane R. Greenly
Duane R. Greenly
President and Chief Executive Officer (Principal Executive Officer)

Date: February 6, 2009	/s/ David M. Nuti
David M. Nuti
Chief Financial Officer (Principal Financial Officer)

AMES TRUE TEMPER, INC.
EXHIBIT INDEX

Exhibit	Description
10.1	Amendment to Employment Agreement, dated as of February 4, 2009, between Ames True Temper, Inc. and Duane R. Greenly

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002