Form 10-Q
period 2009-03-28
Ames True Temper, Inc.
filed 2009-05-08
CIK 1297756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 28, 2009
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

NOT APPLICABLE
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of May 8, 2009 the Registrant had 1,000 shares of its common stock, $1.00 par value, outstanding.

ATT HOLDING CO.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATT Holding Co.
Condensed Consolidated Balance Sheets
(Dollars In Thousands)
(Unaudited)

	March 28,	September 27,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$16,373	$17,159
Trade receivables, net	86,735	59,168
Inventories	131,884	110,891
Assets held for sale	307	1,025
Prepaid expenses and other current assets	5,028	6,156

Total current assets	240,327	194,399
Property, plant and equipment, net	49,265	55,237
Intangibles, net	54,385	56,149
Goodwill	55,632	58,242
Other noncurrent assets	8,296	9,798

Total assets	$407,905	$373,825

Liabilities and stockholder’s deficit
Current liabilities:
Trade accounts payable	$36,394	$35,691
Accrued interest payable	5,066	6,021
Accrued expenses and other current liabilities	25,282	27,634
Revolving loan	82,100	40,010
Current portion of long-term debt and capital lease obligations	572	554

Total current liabilities	149,414	109,910
Deferred income taxes	11,595	11,348
Long-term debt	299,936	300,130
Accrued retirement benefits	22,790	26,108
Other liabilities	11,479	10,534

Total liabilities	495,214	458,030
Commitments and contingencies
Stockholder’s deficit:
Preferred stock – Series A, $.0001 per share par value; 100,000 shares authorized; 62,495 shares issued and outstanding as of March 28, 2009 and September 27, 2008 (Liquidation preference of $62,495 at March 28, 2009)	—	—
Common stock – Class A, $.0001 per share par value; 1,600,000 shares authorized; 726,556 shares issued and outstanding as of March 28, 2009 and September 27, 2008	—	—
Common stock – Class B, $.0001 per share par value; 300,000 shares authorized; 267,448 shares issued and outstanding as of March 28, 2009 and September 27, 2008	—	—
Additional paid-in capital	110,843	110,500
Predecessor basis adjustment	(13,539)	(13,539)
Accumulated deficit	(179,900)	(172,129)
Accumulated other comprehensive loss	(4,713)	(9,037)

Total stockholder’s deficit	(87,309)	(84,205)

Total liabilities and stockholder’s deficit	$407,905	$373,825

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(Dollars In Thousands)
(Unaudited)

	Thirteen Week Period Ended
	March 28,	March 29,
	2009	2008
Net sales	$142,293	$147,143
Cost of goods sold	107,490	107,222

Gross profit	34,803	39,921
Selling, general and administrative expenses	22,502	24,487
Loss on disposal of fixed assets	270	213
Amortization of intangible assets	304	341
Impairment charge	—	34

Operating income	11,727	14,846
Interest expense	7,364	8,726
Other expense	1,073	3,679

Income before income taxes	3,290	2,441
Income tax expense (benefit)	1,123	(892)

Net income	$2,167	$3,333

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(Dollars In Thousands)
(Unaudited)

	Twenty-Six Week Period Ended
	March 28,	March 29,
	2009	2008
Net sales	$234,627	$245,924
Cost of goods sold	171,939	180,629

Gross profit	62,688	65,295
Selling, general and administrative expenses	40,300	45,955
Loss on disposal of fixed assets	302	499
Amortization of intangible assets	609	683
Impairment charge	476	34

Operating income	21,001	18,124
Interest expense	15,335	17,232
Other expense	12,436	1,389

Loss before income taxes	(6,770)	(497)
Income tax expense (benefit)	1,301	(42)

Net loss	$(8,071)	$(455)

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Cash Flows
(Dollars In Thousands)
(Unaudited)

	Twenty-Six Week Period Ended
	March 28,	March 29,
	2009	2008
Operating activities
Net loss	$(8,071)	$(455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,943	7,861
Amortization of intangible assets	609	683
Amortization of loan fees included in interest expense	1,110	1,120
Provision for deferred taxes	938	1,908
Loss (benefit) from bad debts	208	(47)
Noncash interest expense	—	24
Amortization of bond discount	54	54
Loss on disposal of fixed assets	302	499
Unrealized loss	13,682	1,405
Impairment charge	476	34
Changes in assets and liabilities:
Accounts receivable	(29,494)	(32,917)
Inventories	(23,974)	(17,236)
Prepaid expenses and other assets	1,697	1,348
Accounts payable	1,856	13,336
Accrued expenses and other liabilities	(3,413)	(1,609)

Net cash used in operating activities	(36,077)	(23,992)
Investing activities
Cash paid for property, plant and equipment	(3,908)	(3,351)
Proceeds from sale of property, plant and equipment	39	498

Net cash used in investing activities	(3,869)	(2,853)
Financing activities
Repayments of long-term debt	(275)	(371)
Borrowings on revolver	99,590	87,938
Repayments on revolver	(57,500)	(56,600)
Principal payments under capital lease obligation	(3)	—

Net cash provided by financing activities	41,812	30,967
Effect of exchange rate changes on cash	(2,652)	(280)

(Decrease) Increase in cash and cash equivalents	(786)	3,842
Cash and cash equivalents at beginning of period	17,159	5,182

Cash and cash equivalents at end of period	$16,373	$9,024

Supplemental Cash Flow Information
Cash paid for interest	$15,273	$16,426

Cash paid for income taxes	$155	$69

Property, plant and equipment in trade accounts payable at end of period	$323	$102

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
     The accompanying condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (‘‘US GAAP’’) and the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’). Due to the seasonal nature of our business, the results of operations for the thirteen and twenty-six week periods ended March 28, 2009 are not necessarily indicative of results to be expected for the entire fiscal year ending October 3, 2009. Certain information and notes normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments necessary for a fair presentation have been recorded. All adjustments were comprised of normal recurring adjustments, except as noted in the Notes to Condensed Consolidated Financial Statements. All intercompany transactions have been eliminated in consolidation.
2. Recent Accounting Pronouncements
Adopted
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’), as amended. SFAS 157 defines fair value, establishes a framework for measuring fair value in US GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007 and for nonfinancial assets and nonfinancial liabilities in fiscal years beginning after November 15, 2008. Effective September 28, 2008, the Company adopted the provisions of SFAS 157 that relate to financial assets and financial liabilities. The adoption of SFAS 157 had no material effect on the Company’s condensed consolidated financial statements. See Note 15 for further information.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement
Plans – an amendment of FASB No. 87, 88, 106, and 132(R)” (‘‘SFAS 158’’). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s funded status as of the end of the employer’s fiscal year and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the change occurs. The Company adopted the requirement to recognize the funded status of a defined benefit postretirement plan as of September 29, 2007. Effective September 28, 2008, the Company adopted the requirement to measure the funded status as of the fiscal year end. See Note 7 for further information.
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

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company adopted SFAS 161 in the thirteen week period ended March 28, 2009. See Note 16 for further information.
To Be Adopted
     In February 2008, the FASB issued Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”). FSP No. 157-2 defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities.  SFAS 157 is effective for certain nonfinancial assets and nonfinancial liabilities for financial statements issued for fiscal years beginning after November 15, 2008. The Company is required to adopt FSP No. 157-2 in the first quarter of fiscal 2010. The Company has not yet assessed the impact of adoption, if any, on its condensed consolidated financial statements.
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
     SFAS 141(R) and related guidance and interpretations is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and early adoption is not permitted. The Company is required to adopt SFAS 141(R) and related guidance and interpretations in the first quarter of fiscal 2010. The Company has not yet assessed the impact of adoption, if any, on its condensed consolidated financial statements.
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
3. Inventories
     Inventories are as follows:

	March 28,	September 27,
	2009	2008
Finished goods	$82,659	$69,681
Work in process	16,190	13,564
Raw materials	33,035	27,646

	$131,884	$110,891

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
4. Goodwill and Other Intangibles
     The changes in carrying amount of goodwill for the twenty-six week period ended March 28, 2009 are as follows:

	United States	Canada	Total
Goodwill at September 27, 2008	$43,605	$14,637	$58,242
Currency translation adjustments	—	(2,610)	(2,610)

Goodwill at March 28, 2009	$43,605	$12,027	$55,632

     The following table reflects the components of intangible assets other than goodwill at March 28, 2009:

	Gross Carrying	Accumulated
	Amount	Amortization
Indefinite lived intangible assets:
Trade names	$47,964	$—
Finite lived intangible assets:
Technology (patents)	1,356	1,118
Non-compete agreements	976	955
Customer relationships	11,631	5,469

	13,963	7,542

	$61,927	$7,542

     The following table reflects the components of intangible assets other than goodwill at September 27, 2008:

	Gross Carrying	Accumulated
	Amount	Amortization
Indefinite lived intangible assets:
Trade names	$48,967	$—
Finite lived intangible assets:
Technology (patents)	1,356	1,095
Non-compete agreements	976	944
Customer relationships	11,775	4,886

	14,107	6,925

	$63,074	$6,925

     The cost of intangible assets other than goodwill and indefinite lived intangible assets are amortized on a straight-line basis over the estimated lives of 3 to 19 years. Amortization expense for the remainder of fiscal year 2009 and the next four fiscal years are as follows:

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

April 2009 – September 2009	$611
Fiscal 2010	1,211
Fiscal 2011	1,200
Fiscal 2012	1,180
Fiscal 2013	1,166
Thereafter	1,053

$6,421

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
     Income tax expense for the thirteen week period ended March 28, 2009 was primarily comprised of additional valuation allowances and accrual of withholding taxes and interest on unrecognized tax benefits. Income tax benefit for the thirteen week period ended March 29, 2008 was primarily due to a net tax benefit in certain foreign jurisdictions and recognition of approximately $0.4 million of tax benefits due to the lapse of a statue of limitations. Income tax expense for the twenty-six week period ended March 28, 2009 was mainly comprised of additional valuation allowances and accrual of interest on unrecognized tax benefits partially offset by a reduction in current tax liabilities as a result of a change in Canadian withholding tax rates.
6. Debt Arrangements
     Total indebtedness is as follows:

	March 28,	September 27,
	2009	2008
Revolving Loan	$82,100	$40,010
Senior Floating Rate Notes, net of unamortized discount of $295 and $349, respectively	149,705	149,651
Senior Subordinated Notes	150,000	150,000
Term Note	758	1,033
Capital Lease Obligation	45	—

Total debt	382,608	340,694
Less:
Short-term Revolving Loan	(82,100)	(40,010)
Current portion of capital lease obligation	(10)	—
Current portion of long-term debt	(562)	(554)

Long-term debt	$299,936	$300,130

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

			Letters of		(b)
		Borrowing	Credit	(a)	Interest
	Maximum	Base as of	Outstanding as	Availability	Rate as of
	Borrowing	March	of March	as of March	March	Expiration
	Amount	28, 2009	28, 2009	28, 2009	28, 2009	Date
Revolving Loan	$130,000	$129,757	$2,408	$45,249	2.31%	Apr 7, 2011

			(d)		(e)
	Original	(c)	Interest	Maturity	Call Option
	Principal	Interest Rate	Payments	Date	Date
			Jan 15, Apr 15,
Senior Floating Rate Notes	$150,000	LIBOR + 4%	Jul 15, Oct 15	Jan 15, 2012	Jan 15, 2007
Senior Subordinated Notes	150,000	10%	Jan 15, Jul 15	Jul 15, 2012	Jul 15, 2008
Term Note	2,700	2.5%	Monthly	Jul 19, 2010	n/a

(a)	Total amount available is limited by the amount of eligible accounts receivable, inventory, machinery and equipment, and real estate less letters of credit outstanding.

(b)	The interest rate applicable to the loans under the Revolving Loan is either 1) the “Eurodollar Rate” or London Interbank Offered Rate (LIBOR) plus a margin of 1.75% to 2.75%, or 2) the “Base Rate” plus a margin of 0.50% to 1.50%. The Base Rate is calculated at the higher of 1) the prevailing Federal Funds rate plus 50 basis points or 2) the administrative agent’s prime interest rate plus an applicable rate determined by the Company’s consolidated leverage ratio as defined by the Amended and Restated Senior Secured Credit Agreement.

(c)	LIBOR represents the three month London Interbank Offered Rate which resets quarterly. LIBOR was 1.09% as of January 13, 2009. January 13, 2009 is the reset date for the April 15, 2009 interest payment.

(d)	Interest payments are in cash and paid in arrears.

(e)	The Senior Floating Rate Notes do not have a redemption premium. The Senior Subordinated Notes have a redemption price of 105.0% of principal on or after July 15, 2008, 102.5% of principal on or after July 15, 2009, and 100% of principal on or after July 15, 2010.
Interest Rate Swaps
     The Company’s Senior Floating Rate Notes have an interest rate of 3-month LIBOR plus 4%. The Company has entered into interest rate swaps that fix the variable rate portion of the interest rate as follows:

				(a)
				Effective
			Notional	Interest
	Receive	Pay	Amount	Rate
January 16, 2009 through January 15, 2010	3-month LIBOR	4.31%	$33,333	8.31%
January 16, 2009 through January 15, 2010	3-month LIBOR	4.29%	16,667	8.29%
January 15, 2009 through January 15, 2010	3-month LIBOR	1.40%	100,000	5.40%
January 15, 2010 through January 15, 2011	3-month LIBOR	1.90%	150,000	5.90%
January 18, 2011 through January 15, 2012	3-month LIBOR	2.50%	150,000	6.50%

(a)	Represents the effective interest rate on the respective portion of the Senior Floating Rate Notes including the contractual terms of the interest rate swap for the periods indicated.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
7. Pension and Other Post-retirement Benefits

	Pension Benefits		Other Benefits
	Thirteen Week		Thirteen Week
	Period Ended		Period Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
Service Cost	$109	$762	$—	$—
Interest Cost	2,149	2,268	22	23
Expected return on plan assets	(2,585)	(2,625)	—	—
Amortization of prior service cost	6	6	—	—
Amortization of unrecognized net loss (gain)	98	(5)	(29)	(29)

Net periodic benefit (credit) cost	$(223)	$406	$(7)	$(6)

	Pension Benefits		Other Benefits
	Twenty-Six Week		Twenty-Six Week
	Period Ended		Period Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
Service Cost	$218	$1,524	$1	$1
Interest Cost	4,298	4,536	44	47
Expected return on plan assets	(5,170)	(5,250)	—	—
Amortization of prior service cost	12	11	—	—
Amortization of unrecognized net loss (gain)	196	(10)	(59)	(60)

Net periodic benefit (credit) cost	$(446)	$811	$(14)	$(12)

     As required by SFAS 158, the Company adopted the provision to measure plan assets and benefit obligations as of the Company’s fiscal year end during the thirteen week period ended December 27, 2008. Two of the Company’s plans previously used a June 30 measurement date. All plans are now measured at September 30, consistent with the Company’s fiscal year end. The non-cash effect of the adoption of the measurement date provision of SFAS 158 resulted in a credit to opening accumulated deficit of $300, a pension liability decrease of $395, and a credit to accumulated other comprehensive loss of $95.
Employer Contributions
     During the thirteen week periods ended March 28, 2009 and March 29, 2008, the Company contributed $61 and $63, respectively, to its defined benefit pension plans. During the twenty-six week periods ended March 28, 2009 and March 29, 2008 the Company contributed $2,230 and $123, respectively, to its defined benefit pension plans. The Company anticipates contributing $2,278 for the remainder of the fiscal year.
     During the thirteen and twenty-six week periods ended March 28, 2009 and March 29, 2008, the Company made no contributions to its post-retirement benefit plans.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
8. Other Comprehensive Loss

	Thirteen Week
	Period Ended
	March 28,	March 29,
	2009	2008
Net income	$2,167	$3,333
Other comprehensive loss:
Currency translation adjustment	359	2,104
Fair value adjustments of swaps, net of tax	(849)	(2,456)

Comprehensive income	$1,677	$2,981

	Twenty-Six Week
	Period Ended
	March 28,	March 29,
	2009	2008
Net loss	$(8,071)	$(455)
Other comprehensive loss:
Currency translation adjustment	5,678	1,035
Fair value adjustments of swaps, net of tax	(1,449)	(3,222)
Effect of SFAS 158 adoption, net of tax (See Note 7)	95	—

Comprehensive loss	$(3,747)	$(2,642)

9. Segment Information
     The Company has three operating segments, comprised of the United States, Canada and Other. All of the Company’s revenues represent sales of similar products. All intercompany amounts are eliminated in the eliminations column. Segment information for the thirteen and twenty-six week periods ended March 28, 2009 and March 29, 2008, representing the reportable segments currently utilized by chief operating decision makers was as follows:

	Thirteen Week Period Ended
	March 28, 2009
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$117,107	$24,026	$1,160	$—	$142,293
Intersegment sales	5,339	547	587	(6,473)	—
Operating income (loss)	8,912	3,389	(574)		11,727
Interest expense					7,364
Other expense					1,073

Income before income taxes					$3,290

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

	Thirteen Week Period Ended
	March 29, 2008
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$119,240	$25,786	$2,117	$—	$147,143
Intersegment sales	4,917	952	471	(6,340)	—
Operating income (loss)	11,034	3,881	(69)		14,846
Interest expense					8,726
Other expense					3,679

Income before income taxes					$2,441

	Twenty-Six Week Period Ended
	March 28, 2009
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$183,607	$48,351	$2,669	$—	$234,627
Intersegment sales	7,139	1,458	1,169	(9,766)	—
Operating income (loss)	12,516	9,232	(747)		21,001
Interest expense					15,335
Other expense					12,436

Loss before income taxes					$(6,770)

	Twenty-Six Week Period Ended
	March 29, 2008
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$193,916	$48,322	$3,686	$—	$245,924
Intersegment sales	6,353	1,416	1,350	(9,119)	—
Operating income (loss)	11,395	6,866	(137)		18,124
Interest expense					17,232
Other expense					1,389

Loss before income taxes					$(497)

     Segment assets as of March 28, 2009 and September 27, 2008 are as follows:

	March 28,	September 27,
	2009	2008
United States	$282,963	$250,964
Canada	117,632	114,953
Other	7,310	7,908

Total	$407,905	$373,825

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
10. Other Expense
     Other expense consists of the following:

	Thirteen Week Period Ended
	March 28,	March 29,
	2009	2008
Unrealized loss	$1,840	$3,733
Other	(767)	(54)

Total	$1,073	$3,679

	Twenty-Six Week Period Ended
	March 28,	March 29,
	2009	2008
Unrealized loss	$13,682	$1,405
Other	(1,246)	(16)

Total	$12,436	$1,389

     On September 1, 2007, the Company entered into an intercompany financing arrangement whereby one of the Company’s Canadian subsidiaries issued a U.S. dollar denominated intercompany note. The intercompany note is not long-term in nature. As a result, the impact of exchange rate changes on the principal and interest of the note is recorded as an unrealized gain or loss in the condensed consolidated statements of operations. For the thirteen week periods ended March 28, 2009 and March 29, 2008, the Company recorded unrealized losses related to the intercompany note of $1,430 and $3,752, respectively. For the twenty-six week periods ended March 28, 2009 and March 29, 2008, the Company recorded unrealized losses related to the intercompany note of $16,264 and $1,407 respectively. In addition, for the thirteen week period ended March 28, 2009 the Company recorded an unrealized foreign currency gain of $125 related to a U.S. dollar bank account held by a Canadian subsidiary and an unrealized loss of $561 related to foreign currency forward contracts. For the twenty-six week period ended March 28, 2009, the Company recorded unrealized gains of $2,059 related to a U.S. dollar bank account held by a Canadian subsidiary and $578 related to foreign currency forward contracts. There was no impact to the thirteen and twenty-six week periods ended March 29, 2008 related to the U.S. dollar bank account held by a Canadian subsidiary and foreign currency forward contracts.
11. Condensed Guarantor Data
     On December 17, 2007, as a result of certain corporate restructuring activities, ATT entered into supplemental indenture agreements with respect to the Senior Subordinated Notes and Senior Floating Rate Notes (collectively, the ‘‘Notes’’) to include certain domestic subsidiaries as guarantors. The Notes are fully and unconditionally and jointly and severally guaranteed by ATT Holding Co. and certain of its directly or indirectly wholly-owned subsidiaries, namely, Ames True Temper Properties, Inc., Ames Holdings, Inc. and Ames U.S. Holding Corp., (collectively the ‘‘Subsidiary Guarantors’’). ATT Holding Co. is a holding company which has no interest, operations or activities other than through its ownership of 100% of ATT and ATT’s wholly-owned subsidiaries. The Notes are not guaranteed by any of ATT Holding Co.’s other directly and indirectly wholly-owned subsidiaries.
     The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of March 28, 2009 and September 27, 2008, the related condensed consolidating statements of operations for the thirteen and twenty-six week periods ended March 28, 2009

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
and March 29, 2008 and the condensed consolidating statements of cash flows for the twenty-six week periods ended March 28, 2009 and March 29, 2008 for (i)ATT Holding Co. on a parent-only basis, with its investment in subsidiary recorded under the equity method, (ii)the issuer (ATT) as a wholly-owned subsidiary, on a parent-only basis, with its investments in subsidiaries recorded under the equity method, (iii)the subsidiary guarantors on a combined basis, (iv)the subsidiary non-guarantors on a combined basis and (v)the Company on a consolidated basis.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Balance Sheet
As of March 28, 2009

		Ames
	ATT	True		Subsidiary
	Holding	Temper	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$192	$10	$16,171	$—	$16,373
Trade receivables, net	—	72,291	—	14,444	—	86,735
Inventories	—	109,786	—	22,098	—	131,884
Assets held for sale	—	307	—	—	—	307
Prepaid expenses and other current assets	—	2,973	—	2,055	—	5,028

Total current assets	—	185,549	10	54,768	—	240,327
Property, plant and equipment, net	—	38,782	—	10,483	—	49,265
Intangibles, net	—	5,629	42,701	6,055	—	54,385
Goodwill	—	43,605	—	12,027	—	55,632
Intercompany receivable	—	28,563	255,391	2,583	(286,537)	—
Investment in subsidiaries	—	232,314	55,837	166,472	(454,623)	—
Other noncurrent assets	—	8,296	—	—	—	8,296

Total assets	$—	$542,738	$353,939	$252,388	$(741,160)	$407,905

Liabilities and stockholder’s (deficit) equity
Current liabilities:
Trade accounts payable	$—	$29,574	$54	$6,766	$—	$36,394
Accrued interest payable	—	5,066	—	—	—	5,066
Accrued expenses and other current liabilities	—	18,969	—	6,313	—	25,282
Revolving loan	—	82,100	—	—	—	82,100
Current portion of long-term debt and capital lease obligations	—	562	—	10	—	572

Total current liabilities	—	136,271	54	13,089	—	149,414
Deferred income taxes	—	112	10,114	1,369	—	11,595
Long-term debt	—	299,901	—	35	—	299,936
Accrued retirement benefits	—	21,339	—	1,451	—	22,790
Other liabilities	—	11,309	131	39	—	11,479
Intercompany payable	—	161,115	—	125,422	(286,537)	—
Cumulative losses in subsidiaries	87,309	—	—	—	(87,309)	—

Total liabilities	87,309	630,047	10,299	141,405	(373,846)	495,214
Commitments and contingencies
Stockholder’s (deficit) equity:
Preferred stock – Series A	—	—	118,249	58,253	(176,502)	—
Common stock – Class A	—	—	—	—	—	—
Common stock – Class B	—	—	—	—	—	—
Additional paid-in capital	110,843	110,843	154,502	—	(265,345)	110,843
Predecessor basis adjustment	(13,539)	(13,539)	—	—	13,539	(13,539)
(Accumulated deficit) retained earnings	(179,900)	(179,900)	54,717	35,842	89,341	(179,900)
Accumulated other comprehensive (loss) income	(4,713)	(4,713)	16,172	16,888	(28,347)	(4,713)

Total stockholder’s (deficit) equity	(87,309)	(87,309)	343,640	110,983	(367,314)	(87,309)

Total liabilities and stockholder’s (deficit) equity	$—	$542,738	$353,939	$252,388	$(741,160)	$407,905

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Balance Sheet
As of September 27, 2008

		Ames
	ATT	True		Subsidiary
	Holding	Temper	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$285	$5	$16,869	$—	$17,159
Trade receivables, net	—	48,413	—	10,755	—	59,168
Inventories	—	91,411	—	19,480	—	110,891
Assets held for sale	—	1,025	—	—	—	1,025
Prepaid expenses and other current assets	—	4,313	—	1,843	—	6,156

Total current assets	—	145,447	5	48,947	—	194,399
Property, plant and equipment, net	—	42,202	—	13,035	—	55,237
Intangibles, net	—	6,162	42,701	7,286	—	56,149
Goodwill	—	43,605	—	14,637	—	58,242
Intercompany receivable	—	27,079	241,936	2,309	(271,324)	—
Investment in subsidiaries	—	223,202	58,343	157,732	(439,277)	—
Other noncurrent assets	—	9,798	—	—	—	9,798

Total assets	$—	$497,495	$342,985	$243,946	$(710,601)	$373,825

Liabilities and stockholder’s (deficit) equity
Current liabilities:
Trade accounts payable	$—	$28,172	$48	$7,471	$—	$35,691
Accrued interest payable	—	6,021	—	—	—	6,021
Accrued expenses and other current liabilities	—	20,174	—	7,460	—	27,634
Revolving loan	—	40,010	—	—	—	40,010
Current portion of long-term debt and capital lease obligations	—	554	—	—	—	554

Total current liabilities	—	94,931	48	14,931	—	109,910
Deferred income taxes	—	112	9,566	1,670	—	11,348
Long-term debt	—	300,130	—	—	—	300,130
Accrued retirement benefits	—	24,508	—	1,600	—	26,108
Other liabilities	—	10,487	—	47	—	10,534
Intercompany payable	—	151,532	—	119,792	(271,324)	—
Cumulative losses in subsidiaries	84,205	—	—	—	(84,205)	—

Total liabilities	84,205	581,700	9,614	138,040	(355,529)	458,030
Commitments and contingencies
Stockholder’s (deficit) equity:
Preferred stock – Series A	—	—	118,249	58,253	(176,502)	—
Common stock – Class A	—	—	—	—	—	—
Common stock – Class B	—	—	—	—	—	—
Additional paid-in capital	110,500	110,500	154,502	—	(265,002)	110,500
Predecessor basis adjustment	(13,539)	(13,539)	—	—	13,539	(13,539)
(Accumulated deficit) retained earnings	(172,129)	(172,129)	50,548	38,082	83,499	(172,129)
Accumulated other comprehensive (loss) income	(9,037)	(9,037)	10,072	9,571	(10,606)	(9,037)

Total stockholder’s (deficit)	(84,205)	(84,205)	333,371	105,906	(355,072)	(84,205)

Total liabilities and stockholder’s (deficit) equity	$—	$497,495	$342,985	$243,946	$(710,601)	$373,825

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Statement of Operations
For the Thirteen Week Period Ended March 28, 2009

		Ames
	ATT	True		Subsidiary
	Holding	Temper	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$121,743	$—	$26,397	$(5,847)	$142,293
Cost of goods sold	—	94,073	—	19,264	(5,847)	107,490

Gross profit	—	27,670	—	7,133	—	34,803
Selling, general and administrative expenses	—	18,268	57	4,177	—	22,502
Loss on disposal of fixed assets	—	270	—	—	—	270
Amortization of intangible assets	—	266	—	38	—	304

Operating income (loss)	—	8,866	(57)	2,918	—	11,727
Interest expense (income)	—	9,751	(4,899)	2,512	—	7,364
Other expense (income)	—	2,432	(2,976)	1,617	—	1,073

(Loss) income before income taxes	—	(3,317)	7,818	(1,211)	—	3,290
Income tax expense	—	43	227	853	—	1,123
Equity in earnings (loss) of subsidiaries	2,167	5,527	(1,439)	4,960	(11,215)	—

Net income	$2,167	$2,167	$6,152	$2,896	$(11,215)	$2,167

ATT Holding Co.
Condensed Consolidating Statement of Operations
For the Thirteen Week Period Ended March 29, 2008

		Ames
	ATT	True		Subsidiary
	Holding	Temper	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$123,769	$—	$29,202	$(5,828)	$147,143
Cost of goods sold	—	92,685	—	20,365	(5,828)	107,222

Gross profit	—	31,084	—	8,837	—	39,921
Selling, general and administrative expenses	—	19,506	91	4,890	—	24,487
Loss on disposal of fixed assets	—	213	—	—	—	213
Amortization of intangible assets	—	296	—	45	—	341
Impairment charge	—	34	—	—	—	34

Operating income (loss)	—	11,035	(91)	3,902	—	14,846
Interest expense (income)	—	10,848	(4,426)	2,304	—	8,726
Other expense (income)	—	2,612	(3,068)	4,135	—	3,679

(Loss) income before income taxes	—	(2,425)	7,403	(2,537)	—	2,441
Income tax (benefit) expense	—	(2,675)	2,591	(808)	—	(892)
Equity in earnings (loss) of subsidiaries	3,333	3,083	(1,676)	3,277	(8,017)	—

Net income	$3,333	$3,333	$3,136	$1,548	$(8,017)	$3,333

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Statement of Operations
For the Twenty-Six Week Period Ended March 28, 2009

		Ames
	ATT	True		Subsidiary
	Holding	Temper	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$189,939	$—	$53,192	$(8,504)	$234,627
Cost of goods sold	—	144,178	—	36,265	(8,504)	171,939

Gross profit	—	45,761	—	16,927	—	62,688
Selling, general and administrative expenses	—	31,925	100	8,275	—	40,300
Loss on disposal of fixed assets	—	302	—	—	—	302
Amortization of intangible assets	—	533	—	76	—	609
Impairment charge	—	476	—	—	—	476

Operating income (loss)	—	12,525	(100)	8,576	—	21,001
Interest expense (income)	—	20,056	(9,788)	5,067	—	15,335
Other expense (income)	—	3,778	(4,846)	13,504	—	12,436

(Loss) income before income taxes	—	(11,309)	14,534	(9,995)	—	(6,770)
Income tax expense	—	99	218	984	—	1,301
Equity in (loss) earnings of subsidiaries	(8,071)	3,337	(10,147)	8,740	6,141	—

Net (loss) income	$(8,071)	$(8,071)	$4,169	$(2,239)	$6,141	$(8,071)

ATT Holding Co.
Condensed Consolidating Statement of Operations
For the Twenty-Six Week Period Ended March 29, 2008

		Ames
	ATT	True		Subsidiary
	Holding	Temper	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$199,881	$—	$53,696	$(7,653)	$245,924
Cost of goods sold	—	151,646	—	36,636	(7,653)	180,629

Gross profit	—	48,235	—	17,060	—	65,295
Selling, general and administrative expenses	—	35,715	116	10,124	—	45,955
Loss on disposal of fixed assets	—	499	—	—	—	499
Amortization of intangible assets	—	591	—	92	—	683
Impairment charge	—	34	—	—	—	34

Operating income (loss)	—	11,396	(116)	6,844	—	18,124
Interest expense (income)	—	21,390	(8,800)	4,642	—	17,232
Other expense (income)	—	3,841	(4,717)	2,265	—	1,389

(Loss) income before income taxes	—	(13,835)	13,401	(63)	—	(497)
Income tax (benefit) expense	—	(4,744)	4,690	12	—	(42)
Equity in (loss) earnings of subsidiaries	(455)	8,636	72	5,640	(13,893)	—

Net (loss) income	$(455)	$(455)	$8,783	$5,565	$(13,893)	$(455)

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Statement of Cash Flows
For the Twenty-Six Week Period Ended March 28, 2009

		Ames
	ATT	True		Subsidiary
	Holding	Temper	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities
Net (loss) income	$(8,071)	$(8,071)	$4,169	$(2,239)	$6,141	$(8,071)
Adjustments to reconcile (net loss) income to net cash (used in) provided by operating activities:
Depreciation expense	—	6,946	—	997	—	7,943
Equity in loss (earnings) of subsidiaries	8,071	(3,337)	10,147	(8,740)	(6,141)	—
Provision for deferred taxes	—	—	548	390	—	938
Other, net	—	2,128	—	155	—	2,283
Unrealized loss	—	57	—	13,625	—	13,682
Impairment charge	—	476	—	—	—	476
Related party non-cash transactions	—	3,502	(3,600)	98	—	—
Changes in assets and liabilities:
Accounts receivable	—	(24,006)	—	(5,488)	—	(29,494)
Inventories	—	(18,375)	—	(5,599)	—	(23,974)
Prepaid expenses and other current assets	—	1,730	—	(33)	—	1,697
Accounts payable	—	1,403	8	445	—	1,856
Intercompany accounts	—	4,484	(11,398)	6,914	—	—
Accrued expenses and other liabilities	—	(5,294)	131	1,750	—	(3,413)

Net cash (used in) provided by operating activities	—	(38,357)	5	2,275	—	(36,077)

Investing activities
Cash paid for property, plant and equipment	—	(3,590)	—	(318)	—	(3,908)
Proceeds from sale of property, plant and equipment	—	39	—	—	—	39

Net cash used in investing activities	—	(3,551)	—	(318)	—	(3,869)

Financing activities
Repayments of long-term debt	—	(275)	—	—	—	(275)
Borrowings on revolver	—	99,590	—	—	—	99,590
Repayments on revolver	—	(57,500)	—	—	—	(57,500)
Principal payments under capital lease obligation	—	—	—	(3)	—	(3)

Net cash provided by financing activities	—	41,815	—	(3)	—	41,812
Effect of exchange rate changes on cash	—	—	—	(2,652)	—	(2,652)

(Decrease) increase in cash and cash equivalents	—	(93)	5	(698)	—	(786)
Cash and cash equivalents at beginning of period	—	285	5	16,869	—	17,159

Cash and cash equivalents at end of period	$—	$192	$10	$16,171	$—	$16,373

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Statement of Cash Flows
For the Twenty-Six Week Period Ended March 29, 2008

		Ames
	ATT	True		Subsidiary
	Holding	Temper	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities
Net (loss) income	$(455)	$(455)	$8,783	$5,565	$(13,893)	$(455)
Adjustments to reconcile (net loss) income to net cash (used in) provided by operating activities:
Depreciation expense	—	6,487	—	1,374	—	7,861
Equity in loss (earnings) of subsidiaries	455	(8,636)	(72)	(5,640)	13,893	—
Provision for deferred taxes	—	(231)	—	2,139	—	1,908
Other, net	—	2,150	—	183	—	2,333
Unrealized loss	—	—	—	1,405	—	1,405
Impairment charge	—	34	—	—	—	34
Changes in assets and liabilities:
Accounts receivable	—	(26,993)	—	(5,924)	—	(32,917)
Inventories	—	(17,109)	—	(127)	—	(17,236)
Prepaid expenses and other current assets	—	1,536	—	(188)	—	1,348
Accounts payable	—	10,801	(84)	2,619	—	13,336
Intercompany accounts	—	3,816	(8,652)	4,836	—	—
Accrued expenses and other liabilities	—	140	26	(1,775)	—	(1,609)

Net cash (used in) provided by operating activities	—	(28,460)	1	4,467	—	(23,992)

Investing activities
Cash paid for property, plant and equipment	—	(3,122)	—	(229)	—	(3,351)
Proceeds from sale of property, plant and equipment	—	498	—	—	—	498

Net cash used in investing activities	—	(2,624)	—	(229)	—	(2,853)

Financing activities
Repayments of long-term debt	—	(371)	—	—	—	(371)
Borrowings on revolver	—	87,938	—	—	—	87,938
Repayments on revolver	—	(56,600)	—	—	—	(56,600)

Net cash provided by financing activities	—	30,967	—	—	—	30,967
Effect of exchange rate changes on cash	—	—	—	(280)	—	(280)

(Decrease) increase in cash and cash equivalents	—	(117)	1	3,958	—	3,842
Cash and cash equivalents at beginning of period	—	276	5	4,901	—	5,182

Cash and cash equivalents at end of period	$—	$159	$6	$8,859	$—	$9,024

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
12. Related Party Transactions
     The Company is party to a management agreement with Castle Harlan, Inc., an affiliate of the shareholder, under which Castle Harlan, Inc. provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Company. The Company recorded expenses of $832 and $1,638 for the thirteen and twenty-six weeks ended March 28, 2009, respectively, related to the annual management fees which are included in selling, general and administrative expenses. The expenses for the thirteen and twenty-six weeks ended March 29, 2008 were $756 and $1,552, respectively. The management fees are payable quarterly in advance in accordance with the management agreement. The amount payable to Castle Harlan, Inc. as of March 28, 2009 was $1. No amounts were outstanding as of September 27, 2008.
     On June 28, 2004, certain management employees of ATT and affiliates became eligible to purchase Class B units of CHATT Holdings LLC at fair market value. These units vest based on three criteria: (1) time vesting based on a five year term, (2) performance vesting based on the financial results of ATT and (3) vesting based upon a targeted rate of return upon a change of control. There are certain acceleration clauses in the event of a change of control. As of March 28, 2009 and September 27, 2008, there were 137,943 and 135,429 units, respectively, issued to management and members of the CHATT Holdings LLC Board of Directors that are not employees of ATT or Castle Harlan, Inc. These units may not be sold, pledged or otherwise transferred except in compliance with applicable securities laws. These units are subject to additional restrictions and limitations.
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
     From approximately 1993 through 1999, the Company manufactured and sold 647,000 wheelbarrows with poly wheel hubs. Various claims were submitted, and lawsuits filed, to recover for injuries sustained while inflating tires on these wheelbarrows. In 2002, the Company participated in a voluntary ‘‘fast track’’ recall of these wheelbarrows with the Consumer Product Safety Commission (“CPSC”). The Company again voluntarily recalled these wheelbarrows in June 2004 in cooperation with the CPSC. However, less than 1% of the total products sold were returned, leaving an unknown number in service. To date, the Company has responded to 34 claims involving this product. As of March 28, 2009, the Company had responded to all claims. Although the Company believes it has sufficient insurance coverage in place to cover these claims, a successful claim may exceed the limits of the Company’s coverage.
     The Company is involved in lawsuits and claims, including certain environmental matters, arising out of the normal course of its business. In the opinion of management, the ultimate amount of liability, if any, under pending litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
14. Assets Held for Sale
     As of March 28, 2009, assets held for sale of $307 are comprised of $235 of buildings and $72 of land including one woodmill located in Portville, NY and a manufacturing facility in Frankfort, NY. During the thirteen week period ended March 28, 2009, management determined one woodmill, located in Palmyra, ME, would not be sold due to current economic conditions. The asset was reclassified to an asset held for

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
use and the carrying amount was decreased by the depreciation that would have been expensed had the asset been continuously classified as held for use.
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
     SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three categories (from highest to lowest priority):
•	Level 1 – Inputs that represent quoted prices for identical instruments in active markets.

•	Level 2 – Inputs that represent quoted prices for similar instruments in active markets, or quoted prices for identical instruments in non-active markets. Also includes valuation techniques whose inputs are derived principally from observable market data other than quoted prices, such as interest rates or other market-corroborated means.

•	Level 3 – Inputs that are largely unobservable, as little or no market data exists for the instrument being valued.
     The Company is required to categorize all financial assets and liabilities required to be measured at fair value on a recurring basis into the above three levels.
     Items Measured at Fair Value on a Recurring Basis
     Effective September 28, 2008, the application of fair value under SFAS 157 as amended, related to the Company’s derivative contracts are mainly comprised of foreign currency forward contracts and interest rate swaps. These items were previously, and will continue to be, recorded at fair value at each balance sheet date. The Company utilized a present value technique to fair value each derivative contract. The Company calculated the present value of future expected cash flows using a discount rate commensurate with the underlying risk of the debtor. If the derivative represented a liability to the Company, the Company’s incremental borrowing rate was utilized as the discount rate in the present value calculation. If the derivative represented an asset to the Company, the recorded value includes an estimate of a credit value adjustment for the counterparty. No changes to valuation techniques were made during the period.

	Quoted Prices
	in Active	Significant	Significant
	Markets for	Other	Other
	Identical	Observable	Unobservable	Total as of
	Assets	Inputs	Inputs	March 28,
	(Level 1)	(Level 2)	(Level 3)	2009
Foreign currency forward contracts	$—	$417	$—	$417

Total assets	$—	$417	$—	$417

Interest rate swaps and other	$—	$2,338	$—	$2,338

Total liabilities	$—	$2,338	$—	$2,338

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
16. Derivatives
     Effective December 28, 2009, the Company adopted the provisions of SFAS 161 to provide enhanced disclosure about how and why the Company uses derivative instruments, how the derivatives and related hedged items are accounted for under SFAS 133, and how the derivative and hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. The primary risks managed by using derivative instruments are interest rate and foreign currency exchange rate risks. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings. Foreign currency forward contracts are entered into to manage exchange rate risk for portions of the Company’s forecasted U.S. dollar purchases by the Canada segment
     Interest rate swaps were entered into to fix the variable interest rate portion of the Senior Floating Rate Notes. The Company swaps 3-month LIBOR rates for fixed interest rates to limit the exposure of changes in interest payments. The Company has structured all existing interest rate swap agreements to be perfectly effective. In accordance with SFAS 133, the Company designates the interest rate swaps as cash flow hedges. The change in fair values of the interest rate swaps are recorded within other comprehensive income (loss), net of deferred taxes. The remaining gain or loss, if any, is recognized currently in earnings. Amounts in other comprehensive income (loss) are reclassified into earnings in the same period in which the interest rate swap affects earnings. See Note 6 for further information regarding the notional amounts and duration of the interest rate swaps. See Note 15 for further information regarding the fair value of the interest rate swaps.
     The foreign currency forward contracts do not qualify for hedge accounting. Therefore, in accordance with SFAS 133 and related interpretations, the change in fair value is recognized as an unrealized gain or loss in earnings in the period of change. As of March 28, 2009, two foreign currency forward contracts remain outstanding with a total notional amount of $2,675. See Note 15 for further information regarding the fair value of the foreign currency forward contracts.
     For more information on the location and amounts of derivative fair values in the condensed consolidated balance sheet and derivative gains and losses in the condensed consolidated statements of operations, see the tabular information below.
     Fair values of derivative instruments as of March 28, 2009:

		Asset Derivatives			Liability Derivatives
	Qualifies		Balance	Loss		Balance	Loss
Description of	for Hedge	Fair	Sheet	Recognized	Fair	Sheet	Recognized
Derivative	Designation	Value	Location	in OCI	Value	Location	in OCI
Foreign currency forward contracts	No	$417	(a )	—	—	—	—
Other	No	—	—	—	(57)	(b )	—
Interest rate swaps	Yes	—	—	—	(2,281)	(c )	(2,281)

(a)	The balance sheet location for the foreign currency forward contracts is Prepaid Expenses and Other Current Assets.

(b)	The balance sheet location for the other is Accrued Expenses and Other Current Liabilities.

(c)	The balance sheet location for the interest rate swaps is Other Liabilities.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
     The effect of derivative instruments on the condensed consolidated statements of operations for the thirteen weeks ended March 28, 2009 is as follows:

		Location of gain or	Amount of gain		Amount of gain
	Qualifies	(loss) reclassed	or (loss) reclassed	Location of gain or	or (loss)
Description of	for Hedge	from AOCI into	from AOCI into	(loss) recognized in	recognized in
Derivative	Designation	earnings	earnings	earnings	earnings
Foreign currency forward contracts	No	—	—	Other expense	$210
Other	No	—	—	SG&A	(38)
Other	No	—	—	Other expense	24
Interest rate swaps	Yes	Interest expense	$(329)	—	—
     The effect of derivative instruments on the condensed consolidated statements of operations for the twenty-six weeks ended March 28, 2009 is as follows:

		Location of gain or	Amount of gain		Amount of gain
	Qualifies	(loss) reclassed	or (loss) reclassed	Location of gain or	or (loss)
Description of	for Hedge	from AOCI into	from AOCI into	(loss) recognized in	recognized in
Derivative	Designation	earnings	earnings	earnings	earnings
Foreign currency forward contracts	No	—	—	Other expense	$1,847
Other	No	—	—	SG&A	(48)
Other	No	—	—	Other expense	(57)
Interest rate swaps	Yes	Interest expense	$(220)	—	—
     Gains and losses on the interest rate swaps are reclassified from accumulated other comprehensive income into earnings as interest expense on the Senior Floating Rate Notes is accrued. The Company expects $2,100 to be reclassified from accumulated other comprehensive income into earnings within the next twelve months.
     Other than standard cross default provisions if a default occurs across the organization, no credit-risk related-contingent features exist for the Company’s derivatives.
17. Other
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our parent’s results of operations and financial condition should be read in conjunction with and is qualified in its entirety by reference to the unaudited condensed consolidated financial statements and notes of ATT Holding Co. (the ‘‘Company,’’ “we,” “us,” or “our”) as it relates to the consolidated financial performance and results of operations of our parent, ATT Holding Co., Ames True Temper, Inc. (“ATT”) and its wholly-owned subsidiaries. A separate discussion for ATT is not presented since our parent has no operations or assets separate from its investment in Ames True Temper, Inc. and since the Senior Subordinated Notes and the Senior Floating Rate Notes are guaranteed by our parent and all of our domestic subsidiaries.
Forward-Looking Statements
     This Form 10-Q contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements are identified by terms and phrases such as ‘‘may,’’ ‘‘will,’’ ‘‘plans,’’ ‘‘estimates,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘expects,’’ ‘‘intends’’ and similar expressions and are based on assumptions related to our future business, financial condition, prospects, developments and business strategies.
     Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to the following:
•	we depend on a small number of customers for a significant portion of our business;

•	our results of operations have been and may continue to be adversely impacted by macroeconomic events;

•	increased reliance on third party suppliers and manufacturers may decrease our ability to meet customer demands;

•	if we are unable to obtain raw materials for our products at favorable prices it could adversely impact our operating performance;

•	we are subject to risks associated with our foreign operations, especially our operations in China;

•	unseasonable weather could have a negative impact on our business and financial results;

•	our lawn and garden sales are highly seasonal, which could impact our cash flow and operating results;

•	our industry is highly competitive and we may not be able to compete successfully;

•	further consolidation in the retail industry may adversely affect our results of operations;

•	a failure to successfully introduce new products could result in a reduction in sales and floor space at retailers that carry our products;

•	the products that we manufacture could expose us to product liability claims;

•	our ability to pay our debt or seek alternative financing may be adversely impacted by other factors listed herein;

•	environmental health and safety laws, ordinances, and regulations impose risks and costs on us;

•	we depend on the service of key individuals, the loss of any of which could materially harm our business;

•	unionized employees could strike or participate in a work stoppage; and

•	we may not be able to acquire complementary lawn and garden product manufacturers or brands; in addition, pursuing or completing acquisitions may negatively impact our operating results, divert management’s attention from operating our core business, and expose us to other risks.

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
Overview
     The following MD&A is intended to help the reader understand ATT, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes thereto of our parent, ATT Holding Co., contained in Item 1 of this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See ‘‘Forward-Looking Statements’’ above. The MD&A, includes the following sections:
•	“Our Business” – a general description of our business.

•	“Operations Review” – an analysis of our consolidated results of operations.

•	“Liquidity and Capital Resources” – an analysis of cash flows, debt and other obligations, off-balance sheet arrangements and aggregate contractual obligations and an overview of financial position.
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
Operations Review
Company-Wide
     The table below and the following narrative compares our statements of operations for the thirteen week period ended March 28, 2009 (“Q2 2009”) to the thirteen week period ended March 29, 2008 (“Q2 2008”)

(Dollars in Millions)

	Q2	Q2	Increase/(Decrease)
	2009	2008	$	%
Net sales	$142.3	$147.1	$(4.8)	(3.3)%
Cost of goods sold	107.5	107.2	0.3	0.3

Gross profit	34.8	39.9	(5.1)	(12.8)
Gross profit percentage	24.5%	27.1%
Selling, general, and administrative expenses	22.5	24.5	(2.0)	(8.2)
Loss on disposal of fixed assets	0.3	0.2	0.1	50.0
Amortization of intangible assets	0.3	0.3	—	—
Impairment charge	—	—	—	—

Operating income	11.7	14.8	(3.1)	(20.9)
Operating income percentage	8.2%	10.1%
Interest expense	7.4	8.7	(1.3)	(14.9)
Other expense	1.1	3.7	(2.6)	(70.3)

Income before taxes	3.3	2.4	0.9	37.5
Income tax expense (benefit)	1.1	(0.9)	2.0	*

Net income	$2.2	$3.3	$(1.1)	(33.3)%

*	Greater than 100%.

Note: Totals may not sum due to rounding.
Q2 2009 compared to Q2 2008
     Net Sales. Overall net sales decreased primarily due to the continued global economic slowdown, unfavorable Canadian currency translation of $5.8 million, a significant customer reducing their inventory levels and increased customer promotional expenses partially offset by general selling price increases. The global economic downturn continues to negatively impact retail, industrial and construction demand. The general selling price increases went into effect during Q1 2009.
     Gross Profit. Gross profit decreased primarily due to less favorable product mix, sales volume decline and increased customer promotional expenses partially offset by general selling price increases and improved manufacturing efficiencies.
     Selling, General, and Administrative Expense (“SG&A”). SG&A decreased primarily due to lower distribution and commission expenses of $0.9 million and $0.6 million, respectively, attributed to lower sales volume.
     Loss on Disposal of Fixed Assets. Loss on disposal of fixed assets includes miscellaneous sales of fixed assets.
     Amortization of Intangible Assets. Amortization expense is consistent with the prior period.
     Interest Expense. Interest expense decreased primarily due to lower average interest rates. During Q2 2009, we entered into an interest rate swap to replace expiring swaps with a notional amount of $100 million related to our Senior Floating Rate Notes. The new swap reduced the effective interest rate on our Senior Floating Rate Notes to 6.74%. In addition, LIBOR rates declined on a year over year basis reducing interest expense associated with our Amended and Restated Senior Secured Credit Facility (“Revolving Loan”).

     Other Expense. Other expense for Q2 2009 includes $1.4 million of unrealized foreign currency losses on a U.S. dollar denominated intercompany note issued by a Canadian subsidiary that is not of a long-term nature and $0.6 million of an unrealized loss related to foreign currency forward contracts. Losses were partially offset by an unrealized gain of $0.1 million related to a U.S. dollar bank account held by a Canadian subsidiary. Other expense for Q2 2008 includes an unrealized foreign currency translation loss of $3.8 million on the intercompany note.
     Income Tax Expense (Benefit). Income tax expense for Q2 2009 was primarily due to the recording of additional valuation allowances and accrual of Canadian withholding taxes and interest on unrecognized tax benefits. Income tax benefit for Q2 2008 was primarily due to a net tax benefit in certain foreign jurisdictions and recognition of approximately $0.4 million of tax benefits due to the lapse of a statue of limitations. As of March 28, 2009 and March 29, 2008, a deferred tax asset valuation allowance was necessary for substantially all of our U.S. domestic deferred tax assets, net of certain deferred tax liabilities. We expect to maintain a valuation allowance on these deferred tax assets until the Company can sustain a sufficient level of profits in the applicable jurisdictions that will demonstrate the ability to realize these net deferred tax assets.
Our Segments
     The following table presents our net sales and operating income after intercompany eliminations by segment for Q2 2009 and Q2 2008:

(Dollars in Millions)

	Q2	Q2	Increase/(Decrease)
	2009	2008	$	%
Net sales:
United States	$117.1	$119.2	$(2.1)	(1.8)%
Canada	24.0	25.8	(1.8)	(7.0)
Other	1.2	2.1	(0.9)	(42.9)

Net sales	$142.3	$147.1	$(4.8)	(3.3)%

Operating income (loss):
United States	$8.9	$11.0	$(2.1)	(19.1)%
Canada	3.4	3.9	(0.5)	(12.8)
Other	(0.6)	(0.1)	(0.5)	*

Operating income	$11.7	$14.8	$(3.1)	(20.9)%

*	Greater than 100%.

Note: Totals may not sum due to rounding.
Q2 2009 compared to Q2 2008
United States
     Net Sales. Net sales decreased due to the continued global economic slowdown, a significant customer reducing their inventory levels and increased customer promotional expenses partially offset by general selling price increases. The global economic downturn continues to negatively impact retail, industrial, and construction demand.
     Operating income. Operating income decreased due to lower sales volume, less favorable product mix and increased customer promotional expenses partially offset by general selling price increases, improved manufacturing efficiencies and lower distribution and commission expenses of $0.7 million and $0.5 million, respectively, attributed to lower sales volume.

Canada
     Net Sales. Net sales decreased primarily from unfavorable currency translation of $5.8 million and the continued global economic slowdown partially offset by general selling price increases.
     Operating income. Operating income decreased due to lower sales and unfavorable currency translation of $0.8 million partially offset by general selling price increases and lower distribution and commission expenses of $0.3 million and $0.1 million, respectively, due to lower sales volume.
Other
     Net Sales. Net sales decreased as a result of lower sales volume in Ireland due to slower retail demand.
     Operating income. Operating income decreased due to lower sales volume.
Company-Wide
     The table below and the following narrative compares our statements of operations for the twenty-six week period ended March 28, 2009 (“YTD 2009”) to the twenty-six week period ended March 29, 2008 (“YTD 2008”).

(Dollars in Millions)

	YTD	YTD	Increase/(Decrease)
	2009	2008	$	%
Net sales	$234.6	$245.9	$(11.3)	(4.6)%
Cost of goods sold	171.9	180.6	(8.7)	(4.8)

Gross profit	62.7	65.3	(2.6)	(4.0)
Gross profit percentage	26.7%	26.6%
Selling, general, and administrative expenses	40.3	46.0	(5.7)	(12.4)
Loss on disposal of fixed assets	0.3	0.5	(0.2)	(40.0)
Amortization of intangible assets	0.6	0.7	(0.1)	(14.3)
Impairment charge	0.5	—	0.5	—

Operating income	21.0	18.1	2.9	16.0
Operating income percentage	9.0%	7.4%
Interest expense	15.3	17.2	(1.9)	(11.0)
Other expense	12.4	1.4	11.0	*

Loss before taxes	(6.8)	(0.5)	(6.3)	*
Income tax expense	1.3	—	1.3	—

Net loss	$(8.1)	$(0.5)	$(7.6)	*

*	Greater than 100%.

Note: Totals may not sum due to rounding.
YTD 2009 compared to YTD 2008
     Net Sales. Net sales decreased primarily due to the continued global economic slowdown, unfavorable Canadian currency translation of $11.3 million, and the recording of an additional $1.8 million of store servicing and advertising fees for certain customers as a reduction in revenue, partially offset by general selling price increases and $3.5 million (including unfavorable currency translation) in higher snow tool sales. The global economic slowdown continues to negatively impact retail, industrial and construction demand. Also, several customers decreased their inventory levels in both Q1 and Q2 which adversely affected our net sales. In YTD 2008, $1.8 million of store servicing and advertising fees for certain customers were recorded as an expense in SG&A. Recording store servicing fees as a reduction to revenue was due to a change in the structure of store servicing arrangements in 2008 and the excess of the fees over the fair value of the benefit derived from this arrangement. Recording advertising fees as a reduction to revenue was due to the excess of the fees over the fair value derived from the advertising arrangement.
     Gross Profit. Gross profit decreased primarily due to reduced sales volume, less favorable product mix and the recording of $1.8 million of store servicing and advertising fees as a reduction to revenue as discussed above partially offset by general selling price increases and improved manufacturing efficiencies. In addition, we purchased certain raw materials and finished goods in late 2008 at lower average prices and our Q1 2009 gross profit benefited from those purchases as the inventory was sold. We do not anticipate achieving Q1 2009 gross margin percentage levels for the remainder of the fiscal year.
     Selling, General and Administrative (‘‘SG&A’’) Expenses. SG&A decreased primarily due to a $1.9 million increase in recoveries under the U.S. Continued Dumping and Subsidy Offset Act of 2000, or “Byrd Amendment,” the recording of $1.8 million of store servicing and advertising fees as a reduction in revenue as discussed above, and lower distribution and commission expenses of $0.8 million and $1.4 million, respectively, due to sales volume declines. We recovered $3 million in Q1 2009 and $1.1 million in Q1 2008 under the Byrd Amendment. Future recoveries under the Byrd Amendment are unknown and cannot be reasonably assured.
     Loss on Disposal of Fixed Assets. Loss on disposal of fixed assets includes miscellaneous sales of fixed assets.
     Amortization of Intangible Assets. Amortization expense is consistent with the prior period.
     Impairment Charge. Impairment charge increased due to the recording of an impairment loss of $0.5 million during Q1 2009 related to an asset held for sale.
     Interest Expense. Interest expense decreased primarily due to lower average interest rates. During Q2 2009, we entered into an interest rate swap to replace expiring swaps with a notional amount of $100 million related to our Senior Floating Rate Notes. The new swap reduced the effective interest rate on our Senior Floating Rate Notes to 7.41%. In addition, LIBOR rates declined on a year over year basis reducing interest expense associated with the Revolving Loan.
     Other Expense. Other expense for YTD 2009 includes $16.3 million of unrealized losses on a U.S. dollar denominated intercompany note issued by a Canadian subsidiary that is not of a long-term nature. Losses were partially offset by unrealized gains of $2.1 million related to a U.S. dollar bank account held by a Canadian subsidiary and $0.6 million related to foreign currency forward contracts. Other expense for YTD 2008 includes an unrealized loss of $1.4 million on the intercompany note.
     Income Tax Expense. Income tax expense for YTD 2009 was mainly comprised of additional valuation allowances and accrual of interest on unrecognized tax benefits partially offset by a reduction in current tax liabilities as a result of change in Canadian withholding tax rates. Income tax benefit for YTD 2008 was not material. As of March 28, 2009 and March 29, 2008, a deferred tax asset valuation allowance was necessary for substantially all of our U.S. domestic deferred tax assets, net of certain deferred tax liabilities. The Company expects to maintain a valuation allowance on these deferred tax assets until it can sustain a sufficient level of profits in the applicable jurisdictions that will demonstrate the ability to realize these net deferred tax assets.
Our Segments
     The following table presents our net sales and operating income (loss) after intercompany eliminations by segment for YTD 2009 and
YTD 2008:

(Dollars in Millions)

	YTD	YTD	Increase/(Decrease)
	2009	2008	$	%
Net sales:
United States	$183.6	$193.9	$(10.3)	(5.3)%
Canada	48.4	48.3	0.1	0.2
Other	2.7	3.7	(1.0)	(27.0)

Net sales	$234.6	$245.9	$(11.3)	(4.6)%

Operating income (loss):
United States	$12.5	$11.4	$1.1	9.6%
Canada	9.2	6.9	2.3	33.3
Other	(0.7)	(0.1)	(0.6)	*

Operating income	$21.0	$18.1	$2.9	16.0%

*	Greater than 100%.

Note: Totals may not sum due to rounding.
YTD 2009 compared to YTD 2008
United States
     Net Sales. Net sales decreased due to the continued global economic slowdown, the decrease in inventory for several customers in both Q1 and Q2 and the recording of store servicing and advertising fees for certain customers as a reduction of revenue as discussed above, partially offset by general selling price increases. The global economic downturn continues to negatively impact retail, industrial and construction demand.
     Operating income. Operating income increased due to general selling price increases, improved manufacturing efficiencies and lower distribution and commission expenses of $0.5 million and $1.2 million, respectively, partially offset by lower sales volume and less favorable product mix.
Canada
     Net Sales. Net sales benefited from incremental snow tool sales of $3.6 million (including unfavorable currency translation) and general selling price increases offset by the continued global economic slowdown and unfavorable currency translation of $11.3 million.
     Operating income. Operating income increased due to increased snow tool sales and general selling price increases offset by unfavorable currency translation of $2.1 million.
Other
     Net Sales. Net sales decreased as a result of lower sales volume in Ireland due to slower retail demand.
     Operating income. Operating income decreased due to lower sales volume.
Liquidity and Capital Resources
     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. We expect to be able to meet our liquidity requirements for at least the next twelve months through cash provided by operations and through borrowings available under our Revolving Loan. We anticipate the need to refinance our indebtedness, particularly our Revolving Loan, Senior Subordinated Notes and Senior Floating Rate Notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

(Dollars in Millions)

	YTD	YTD	Increase/(Decrease)
	2009	2008	$	%
Net cash used in operating activities	$(36.1)	$(24.0)	$12.1	50.4%
Net cash used in investing activities	(3.9)	(2.9)	1.0	34.5
Net cash provided by financing activities	41.8	31.0	10.8	34.8
Cash Flows from Operating Activities
     The increase in cash used in operations was primarily the result of reduced trade payables outstanding as compared to the same period in the prior year as well as an increase in cash utilized in inventory as compared to the same period in the prior year.
Cash Flows from Investing Activities
     Purchases of property, plant and equipment were our main investing activities during both periods. Fiscal 2009 capital expenditures are expected to be below prior fiscal year levels.
Cash Flows from Financing Activities
     The increase in cash provided by financing activities was primarily related to higher borrowings under our Revolving Loan.
Debt and Other Obligations
     Total indebtedness is as follows:

	March 28,	September 27,
	2009	2008
Revolving Loan	$82,100	$40,010
Senior Floating Rate Notes, net of unamortized discount of $295 and $349, respectively	149,705	149,651
Senior Subordinated Notes	150,000	150,000
Term Note	758	1,033
Capital Lease Obligation	45	—

Total debt	382,608	340,694
Less:
Short-term Revolving Loan	(82,100)	(40,010)
Current portion of capital lease obligation	(10)	—
Current portion of long-term debt	(562)	(554)

Long-term debt	$299,936	$300,130

			Letters of		(b)
		Borrowing	Credit	(a)	Interest
	Maximum	Base as of	Outstanding as	Availability	Rate as of
	Borrowing	March	of March	as of March	March	Expiration
	Amount	28, 2009	28, 2009	28, 2009	28, 2009	Date
Revolving Loan	$130,000	$129,757	$2,408	$45,249	2.31%	Apr 7, 2011

			(d)		(e)
	Original	(c)	Interest	Maturity	Call Option
	Principal	Interest Rate	Payments	Date	Date
			Jan 15, Apr 15,
Senior Floating Rate Notes	$150,000	LIBOR + 4%	Jul 15, Oct 15	Jan 15, 2012	Jan 15, 2007
Senior Subordinated Notes	150,000	10%	Jan 15, Jul 15	Jul 15, 2012	Jul 15, 2008
Term Note	2,700	2.5%	Monthly	Jul 19, 2010	n/a

(a)	Total amount available is limited by the amount of eligible accounts receivable, inventory, machinery and equipment, and real estate less letters of credit outstanding.

(b)	The interest rate applicable to the loans under the Revolving Loan is either 1) the “Eurodollar Rate” or London Interbank Offered Rate (LIBOR) plus a margin of 1.75% to 2.75%, or 2) the “Base Rate” plus a margin of 0.50% to 1.50%. The Base Rate is calculated at the higher of 1) the prevailing Federal Funds rate plus 50 basis points or 2) the administrative agent’s prime interest rate plus an applicable rate determined by the Company’s consolidated leverage ratio as defined by the Amended and Restated Senior Secured Credit Agreement.

(c)	LIBOR represents the three month London Interbank Offered Rate which resets quarterly. LIBOR was 1.09% as of January 13, 2009. January 13, 2009 is the reset date for the April 15, 2009 interest payment.

(d)	Interest payments are in cash and paid in arrears.

(e)	The Senior Floating Rate Notes do not have a redemption premium. The Senior Subordinated Notes have a redemption price of 105.0% of principal on or after July 15, 2008, 102.5% of principal on or after July 15, 2009, and 100% of principal on or after July 15, 2010.

(f)	As of March 28, 2009, the Company was in compliance with all financial covenants under its indebtedness agreements.
Revolving Loan
     On April 7, 2006, we entered into the Revolving Loan with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. The Revolving Loan is a five-year revolving facility of up to $130.0 million, including a sub-facility for letters of credit in an amount not to exceed $15.0 million and a sub-facility for swing-line loans in an amount not to exceed $15.0 million. Our obligations under the Revolving Loan are guaranteed by ATT Holding Co. and collateralized by substantially all of the assets of ATT and Ames True Temper Properties, Inc. Future domestic subsidiaries will be required to guarantee the obligations and grant a lien on substantially all of their assets.
     The terms of the Revolving Loan include various covenants that restrict our ability to, among other things, incur additional liens, incur additional indebtedness and make additional investments. In addition, we are prohibited from incurring capital expenditures exceeding $15.0 million in any fiscal year (subject to the right to carry over the unused portion to the following year). In addition, under certain circumstances we will be required to have Consolidated EBITDA, as defined by the Revolving Loan, of at least $41.0 million cumulative over four consecutive quarters. The Revolving Loan also includes customary events of default, including, without limitation, payment defaults, cross defaults to other indebtedness and bankruptcy related defaults.
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
Senior Floating Rate Notes
     The Senior Floating Rate Notes are fully and unconditionally guaranteed by our parent and all domestic subsidiaries on a senior unsecured basis. The Senior Floating Rate Notes are unsecured, unsubordinated obligations and are effectively subordinated to all of our existing and future secured debt, to the extent of the assets securing such debt, including borrowings under the Revolving Loan, pari passu with all future senior unsecured indebtedness, senior in right of payment to all existing and future senior subordinated debt, including our Senior Subordinated Notes, and effectively behind all of the existing and future liabilities of our subsidiaries, including trade payables.
     The indenture governing the Senior Floating Rate Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting our ability and the ability of our restricted subsidiaries to borrow money, guarantee debt or sell preferred stock, create liens, pay dividends on or redeem or repurchase stock, make specified types of investments, sell stock in our restricted subsidiaries, restrict dividends or other payments from restricted subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The indenture governing the Senior Floating Rate Notes also contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; failure to perform or observe certain covenants; inaccuracy of representations and warranties in any material respect; cross defaults with certain other indebtedness; certain bankruptcy related events; monetary judgment defaults and material non-monetary judgment defaults and ERISA (Employee Retirement Income Security Act) defaults and change of control. In addition, we are required to redeem the Senior Floating Rate Notes under certain circumstances involving changes of control.
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
Interest Rate Swaps
     The Senior Floating Rate Notes have an interest rate of 3-month LIBOR plus 4%. We have entered into interest rate swaps that fix the variable rate portion of the interest rate as follows:

(Dollars in Thousands)

				(a)
				Effective
			Notional	Interest
	Receive	Pay	Amount	Rate
January 16, 2009 through January 15, 2010	3-month LIBOR	4.31%	$33,333	8.31%
January 16, 2009 through January 15, 2010	3-month LIBOR	4.29%	16,667	8.29%
January 15, 2009 through January 15, 2010	3-month LIBOR	1.40%	100,000	5.40%
January 15, 2010 through January 15, 2011	3-month LIBOR	1.90%	150,000	5.90%
January 18, 2011 through January 15, 2012	3-month LIBOR	2.50%	150,000	6.50%

(a)	Represents the effective interest rate on the respective portion of the Senior Floating Rate Notes including the contractual terms of the interest rate swap for the periods indicated.
     As of March 28, 2009, the interest rate swaps were recorded as a liability of $2.3 million. The change in fair value for the thirteen and twenty-six week periods ended March 28, 2009 was recognized as a reduction of other comprehensive income (loss) of $0.8 million and $1.4 million, net of taxes, respectively.
Off-Balance Sheet Arrangements
     As of March 28, 2009 and September 27, 2008, we had no off-balance sheet arrangements.
Contractual Obligations and Commitments
     The following table represents our contractual commitments associated with our debt and other obligations as of March 28, 2009.

		April	October	October	October	October
		2009 to	2009 to	2010 to	2011 to	2012 to
		September	September	September	September	September
	Total	2009	2010	2011	2012	2013	Thereafter
	(Dollars in Thousands)
Contractual Obligations
Revolving Loan	$82,100	$82,100	$—	$—	$—	$—	$—
Senior Floating Rate Notes	150,000	—	—	—	150,000	—	—
Senior Subordinated Notes	150,000	—	—	—	150,000	—	—
Term Note	758	279	479	—	—	—	—
Capital lease obligations	45	5	10	10	9	9	2
Interest on notes	26,162	4,776	9,055	9,487	2,844	—	—
Operating leases	74,799	4,883	9,553	9,484	7,895	6,591	36,393
Pension and postretirement payments	53,907	2,278	8,247	7,611	8,855	8,597	18,319
Medical self-insurance	4,300	4,300	—	—	—	—	—
Open purchase orders	30,111	30,111	—	—	—	—	—
Forward purchase commitments	2,872	2,872	—	—	—	—	—
Other commitments	2,454	2,454	—	—	—	—	—

Total contractual obligations	$577,508	$134,058	$27,344	$26,592	$319,603	$15,197	$54,714

Commitments
Outstanding letters of credit	$2,408	$2,408	$—	$—	$—	$—	$—

Total commitments	$2,408	$2,408	$—	$—	$—	$—	$—

     As of March 28, 2009, the total amount of gross unrecognized tax benefits for uncertain tax positions was $1.3 million. We do not expect a significant tax payment related to these obligations within the next year, however, due to the uncertainty of the timing of these tax positions we have not included this liability in the above table.
Financial Position
     Working capital as of March 28, 2009 and September 27, 2008 was as follows:

(Dollars in Thousands)

	March 28,	September 27,	Increase/(Decrease)
	2009	2008	$	%
Current assets:
Cash and cash equivalents	$16,373	$17,159	$(786)	(4.6)%
Trade receivables, net	86,735	59,168	27,567	46.6
Inventories	131,884	110,891	20,993	18.9
Assets held for sale	307	1,025	(718)	(70.0)
Prepaid expenses and other current assets	5,028	6,156	(1,128)	(18.3)

Total current assets	240,327	194,399	45,928	23.6
Current liabilities:
Trade accounts payable	36,394	35,691	703	2.0
Accrued interest payable	5,066	6,021	(955)	(15.9)
Accrued expenses and other current liabilities	25,282	27,634	(2,352)	(8.5)
Revolving loan	82,100	40,010	42,090	*
Current portion of long-term debt and capital lease obligations	572	554	18	3.2

Total current liabilities	149,414	109,910	39,504	35.9

Working capital	$90,913	$84,489	$6,424	7.6%

     Our working capital as of March 28, 2009 compared to our working capital as of September 27, 2008 was impacted by the following:
•	The increases in accounts receivable and inventories are consistent with the seasonal nature of our business during our peak selling season.

•	The increase in our Revolving Loan is mainly due to increased accounts receivable and inventories as discussed above.
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
Interest Rate Risk
     Our primary market risk is interest rate exposure with respect to our floating rate debt, which includes the Senior Floating Rate Notes and Revolving Loan. The interest rate on the Senior Floating Rate Notes at March 28, 2009 was 5.09%. The interest rate on the Revolving Loan at March 28, 2009 was 2.31%. As of March 28, 2009, we had three outstanding interest rate swaps. These swaps effectively fix the variable interest rate portion of the Senior Floating Rate Notes. See ‘‘Debt and Other Obligations – Senior Floating Rate Notes’’ and ‘‘— Interest Rate Swaps.’’ We estimate a 1% change in Revolving Loan interest rates would impact us by approximately $0.7 million based on a trailing twelve month analysis of actual Revolving Loan balances.

Foreign Operations; Currency Risk
     We conduct foreign operations primarily in Canada and Ireland and utilize international suppliers and manufacturers. For fiscal year 2009, we have hedged some of our forecasted Canadian subsidiary operation purchases that are denominated in U.S. dollars. Additionally, we have a Canadian subsidiary that has issued a U.S. dollar denominated intercompany note in the principal amount of $105 million to a U.S. subsidiary. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in either cumulative translation adjustments, which are included in accumulated other comprehensive income (loss), or realized and unrealized gains and losses which are included in other expense. As of March 28, 2009, a hypothetical 10% change in quoted foreign currency exchange rates would increase or decrease the income before income taxes by $16.2 million.
Raw Material; Commodity Price Risk
     We purchase certain raw materials such as resin, steel and wood that are subject to price volatility caused by unpredictable factors. Where possible, we employ fixed rate raw material purchase contracts and customer price adjustments to help us to manage this risk. We do not currently manage our raw materials risk through the use of derivative instruments.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
     Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 28, 2009, our disclosure controls and procedures were effective.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable
Item 1A. Risk Factors
     See ‘‘Risk Factors’’ disclosed in the Form 10-K for the fiscal year ended September 27, 2008.
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

AMES TRUE TEMPER, INC.
Date: May 8, 2009	/s/ Duane R. Greenly
Duane R. Greenly
Director, President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2009	/s/ David M. Nuti
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