Form 10-Q
period 2009-06-27
Ames True Temper, Inc.
filed 2009-08-05
CIK 1297756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 27, 2009
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
Yes ☐   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
     As of August 5, 2009 the Registrant had 1,000 shares of its common stock, $1.00 par value, outstanding.

ATT HOLDING CO.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ATT Holding Co.
Condensed Consolidated Balance Sheets
(Dollars In Thousands Except Per Share Amounts)
(Unaudited)

	June 27,	September 27,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$25,635	$17,159
Trade receivables, net	58,910	59,168
Inventories	96,959	110,891
Assets held for sale	—	1,025
Prepaid expenses and other current assets	5,162	6,156

Total current assets	186,666	194,399
Property, plant and equipment, net	46,752	55,237
Intangibles, net	54,395	56,149
Goodwill	56,594	58,242
Other noncurrent assets	7,245	9,798

Total assets	$351,652	$373,825

Liabilities and stockholder’s deficit
Current liabilities:
Trade accounts payable	$22,284	$35,691
Accrued interest payable	8,754	6,021
Accrued expenses and other current liabilities	24,492	27,634
Revolving loan	32,015	40,010
Current portion of long-term debt and capital lease obligation	576	554

Total current liabilities	88,121	109,910
Deferred income taxes	11,997	11,348
Long-term debt	299,819	300,130
Accrued retirement benefits	21,256	26,108
Other liabilities	10,896	10,534

Total liabilities	432,089	458,030
Commitments and contingencies
Stockholder’s deficit:
Preferred stock — Series A, $.0001 per share par value; 100,000 shares authorized; 62,495 shares issued and outstanding as of June 27, 2009 and September 27, 2008 (Liquidation preference of $62,495 at June 27, 2009)	—	—
Common stock — Class A, $.0001 per share par value; 1,600,000 shares authorized; 726,556 shares issued and outstanding as of June 27, 2009 and September 27, 2008	—	—
Common stock — Class B, $.0001 per share par value; 300,000 shares authorized; 267,448 shares issued and outstanding as of June 27, 2009 and September 27, 2008	—	—
Additional paid-in capital	110,873	110,500
Predecessor basis adjustment	(13,539)	(13,539)
Accumulated deficit	(170,654)	(172,129)
Accumulated other comprehensive loss	(7,117)	(9,037)

Total stockholder’s deficit	(80,437)	(84,205)

Total liabilities and stockholder’s deficit	$351,652	$373,825

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(Dollars In Thousands)
(Unaudited)

	Thirteen Week Period Ended
	June 27,	June 28,
	2009	2008
Net sales	$130,036	$162,580
Cost of goods sold	96,362	121,826

Gross profit	33,674	40,754
Selling, general and administrative expenses	21,843	25,821
Loss on disposal of fixed assets	599	32
Amortization of intangible assets	302	340
Impairment charges	451	166

Operating income	10,479	14,395
Interest expense	7,085	8,396
Other income	(6,793)	(919)

Income before income taxes	10,187	6,918
Income tax expense	941	952

Net income	$9,246	$5,966

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(Dollars In Thousands)
(Unaudited)

	Thirty-Nine Week Period Ended
	June 27,	June 28,
	2009	2008
Net sales	$364,663	$408,504
Cost of goods sold	268,301	302,455

Gross profit	96,362	106,049
Selling, general and administrative expenses	62,143	71,776
Loss on disposal of fixed assets	901	531
Amortization of intangible assets	911	1,023
Impairment charges	927	200

Operating income	31,480	32,519
Interest expense	22,420	25,628
Other expense	5,643	470

Income before income taxes	3,417	6,421
Income tax expense	2,242	910

Net income	$1,175	$5,511

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Cash Flows
(Dollars In Thousands)
(Unaudited)

	Thirty-Nine Week Period
	Ended
	June 27,	June 28,
	2009	2008
Operating activities
Net income	$1,175	$5,511
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	11,825	11,742
Amortization of intangible assets	911	1,023
Amortization of loan fees included in interest expense	1,665	1,665
Provision for deferred taxes	1,106	3,453
Provision for (benefit from) bad debts	46	(101)
Noncash interest expense	—	70
Amortization of bond discount	80	80
Loss on disposal of fixed assets	901	531
Unrealized losses	7,047	502
Impairment charges	927	200
Changes in assets and liabilities:
Accounts receivable	(884)	(47,767)
Inventories	12,262	11,186
Prepaid expenses and other assets	2,261	(677)
Accounts payable	(12,593)	6,247
Accrued expenses and other liabilities	(4,166)	4,769

Net cash provided by (used in) operating activities	22,563	(1,566)
Investing activities
Cash paid for property, plant and equipment	(5,016)	(5,515)
Proceeds from sale of property, plant and equipment	49	600
Proceeds from state government grant	—	300

Net cash used in investing activities	(4,967)	(4,615)
Financing activities
Repayments of long-term debt	(414)	(522)
Borrowings on revolver	120,422	126,822
Repayments on revolver	(128,417)	(108,800)
Principal payments under capital lease obligation	(3)	—

Net cash (used in) provided by financing activities	(8,412)	17,500
Effect of exchange rate changes on cash	(708)	(47)

Increase in cash and cash equivalents	8,476	11,272
Cash and cash equivalents at beginning of period	17,159	5,182

Cash and cash equivalents at end of period	$25,635	$16,454

Supplemental Cash Flow Information
Cash paid for interest	$18,128	$20,818

Cash paid for income taxes	$274	$131

Property, plant and equipment in trade accounts payable at end of period	$216	$361

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
     The accompanying condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Due to the seasonal nature of our business, the results of operations for the thirteen and thirty-nine week periods ended June 27, 2009 are not necessarily indicative of results to be expected for the entire fiscal year ending October 3, 2009. Certain information and notes normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments necessary for a fair presentation have been recorded. All adjustments were comprised of normal recurring adjustments. All intercompany transactions have been eliminated in consolidation.
2. Recent Accounting Pronouncements
Adopted
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), as amended. SFAS 157 defines fair value, establishes a framework for measuring fair value in US GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007 and for nonfinancial assets and nonfinancial liabilities in fiscal years beginning after November 15, 2008. Effective September 28, 2008, the Company adopted the provisions of SFAS 157 that relate to financial assets and financial liabilities. The adoption of SFAS 157 had no material effect on the Company’s condensed consolidated financial statements. See Note 15 for further information.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s funded status as of the end of the employer’s fiscal year and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the change occurs. The Company adopted the requirement to recognize the funded status of a defined benefit postretirement plan as of September 29, 2007. Effective September 28, 2008, the Company adopted the requirement to measure the funded status as of the fiscal year end. See Note 7 for further information.
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
     In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) which amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim periods, as well as annual periods. The Company adopted FSP FAS 107-1 and APB 28-1 in the thirteen week period ended June 27, 2009. See Note 17 for further information.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted SFAS 165 in the thirteen week period ended June 27, 2009. See Note 19 for further information.
To Be Adopted
     In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”). FSP No. 157-2 defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities. SFAS 157 is effective for certain nonfinancial assets and nonfinancial liabilities for financial statements issued for fiscal years beginning after November 15, 2008. The Company is required to adopt FSP No. 157-2 in the first quarter of fiscal 2010. The Company has not yet assessed the impact of adoption, if any, on its condensed consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is required to

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
adopt SFAS 160 in the first quarter of fiscal 2010. The Company has not yet assessed the impact of adoption, if any, on its condensed consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 replaces SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with GAAP. The Company is required to adopt SFAS 168 in the fourth quarter of fiscal 2009. The Company has not yet assessed the impact of adoption on its disclosures in the condensed consolidated financial statements.
3. Inventories
     Inventories are as follows:

	June 27,	September 27,
	2009	2008
Finished goods	$55,796	$69,681
Work in process	14,872	13,564
Raw materials	26,291	27,646

	$96,959	$110,891

4. Goodwill and Other Intangibles
     The changes in carrying amount of goodwill for the thirty-nine week period ended June 27, 2009 are as follows:

	United States	Canada	Total
Goodwill at September 27, 2008	$43,605	$14,637	$58,242
Currency translation adjustments	—	(1,648)	(1,648)

Goodwill at June 27, 2009	$43,605	$12,989	$56,594

     The following table reflects the components of intangible assets other than goodwill at June 27, 2009:

	Gross Carrying	Accumulated
	Amount	Amortization
Indefinite lived intangible assets:
Trade names	$48,334	$—
Finite lived intangible assets:
Technology (patents)	1,356	1,130
Non-compete agreements	976	960
Customer relationships	11,573	5,754

	13,905	7,844

	$62,239	$7,844

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

     The cost of intangible assets other than goodwill and indefinite lived intangible assets are amortized on a straight-line basis over the estimated lives of 3 to 19 years. Amortization expense for the remainder of fiscal year 2009 and the next four fiscal years is as follows:

July 2009 – September 2009	$305
Fiscal 2010	1,211
Fiscal 2011	1,200
Fiscal 2012	1,180
Fiscal 2013	1,166
Thereafter	999

$6,061

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
     Income tax expense for the thirteen week period ended June 27, 2009 was primarily due to the recording of federal taxes of $1.1 million, state taxes of $0.1 million, an additional valuation allowance related to intangible assets of $0.3 million, and a foreign income tax benefit of $0.4 million. The Company has accrued $1.2 million of federal and state taxes as an estimate of the expected tax liability that would result from the repatriation of the Company’s unremitted foreign earnings. The unremitted foreign earnings are expected to be taxable in the U.S. as a result of an internal reorganization that is expected to be completed in the fourth quarter of this fiscal year. Income tax expense for the thirteen week period ended June 28, 2008 was primarily due to the recording of additional valuation allowances of $0.4 million and

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
deferred taxes related to an unrealized gain of $0.3 million. Income tax expense for the thirty-nine week period ended June 27, 2009 was mainly comprised of additional valuation allowances of $0.8 million, state taxes of $0.2 million, and accrual of federal taxes of $1.1 million. Income tax expense for the thirty-nine week period ended June 28, 2008 was mainly comprised of additional valuation allowances of $1.1 million.
6. Debt Arrangements
     Total indebtedness is as follows:

	June 27,	September 27,
	2009	2008
Revolving Loan	$32,015	$40,010
Senior Floating Rate Notes, net of unamortized discount of $268 and $349, respectively	149,732	149,651
Senior Subordinated Notes	150,000	150,000
Term Note	619	1,033
Capital lease obligation	44	—

Total debt	332,410	340,694
Less:
Short-term Revolving Loan	(32,015)	(40,010)
Current portion of capital lease obligation	(10)	—
Current portion of long-term debt	(566)	(554)

Long-term debt	$299,819	$300,130

			Letters of		(b)
		Borrowing	Credit	(a)	Interest
	Maximum	Base as	Outstanding	Availability	Rate as
	Borrowing	of June	as of June	as of June	of June	Expiration
	Amount	27, 2009	27, 2009	27, 2009	27, 2009	Date
Revolving Loan	$130,000	$84,461	$2,368	$50,078	2.5%	Apr 7, 2011

			(d)		(e)
	Original	(c)	Interest	Maturity	Call Option
	Principal	Interest Rate	Payments	Date	Date
Senior Floating Rate Notes	$150,000	LIBOR + 4%	Jan 15, Apr 15, Jul 15, Oct 15	Jan 15, 2012	Jan 15, 2007
Senior Subordinated Notes	150,000	10%	Jan 15, Jul 15	Jul 15, 2012	Jul 15, 2008
Term Note	2,700	2.5%	Monthly	Jul 19, 2010	n/a

(a)	Total amount available is limited by the amount of eligible accounts receivable, inventory, machinery and equipment, and real estate less letters of credit outstanding.

(b)	The interest rate applicable to the loans under the Revolving Loan is either 1) the “Eurodollar Rate” or London Interbank Offered Rate (LIBOR) plus a margin of 1.75% to 2.75%, or 2) the “Base Rate” plus a margin of 0.50% to 1.50%. The Base Rate is calculated at the higher of 1) the prevailing Federal Funds rate plus 50 basis points or 2) the administrative agent’s prime interest rate plus an applicable rate determined by the Company’s consolidated leverage ratio as defined by the Amended and Restated Senior Secured Credit Agreement.

(c)	LIBOR represents the three month London Interbank Offered Rate which resets quarterly. LIBOR was 1.13% as of April 9, 2009. April 9, 2009 is the reset date for the July 15, 2009 interest payment.

(d)	Interest payments are in cash and paid in arrears.

(e)	The Senior Floating Rate Notes do not have a redemption premium. The Senior Subordinated Notes have a redemption price of 102.5% of principal on or after July 15, 2009 and 100% of principal on or after July 15, 2010.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
Interest Rate Swaps
     The Company’s Senior Floating Rate Notes have an interest rate of 3-month LIBOR plus 4%. The Company has entered into interest rate swaps that fix the variable rate portion of the interest rate as follows:

				(a)
				Effective
			Notional	Interest
	Receive	Pay	Amount	Rate
January 16, 2009 through January 15, 2010	3-month LIBOR	4.31%	$33,333	8.31%
January 16, 2009 through January 15, 2010	3-month LIBOR	4.29%	16,667	8.29%
January 15, 2009 through January 15, 2010	3-month LIBOR	1.40%	100,000	5.40%
January 15, 2010 through January 15, 2011	3-month LIBOR	1.90%	150,000	5.90%
January 18, 2011 through January 15, 2012	3-month LIBOR	2.50%	150,000	6.50%

(a)	Represents the effective interest rate on the respective portion of the Senior Floating Rate Notes including the contractual terms of the interest rate swap for the periods indicated.
7. Pension and Other Post-retirement Benefits

	Pension Benefits		Other Benefits
	Thirteen Week		Thirteen Week
	Period Ended		Period Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Service Cost	$110	$767	$—	$—
Interest Cost	2,151	2,277	23	23
Expected return on plan assets	(2,588)	(2,635)	—	—
Amortization of prior service cost	6	5	—	—
Amortization of unrecognized net loss (gain)	99	(3)	(30)	(29)

Net periodic benefit (credit) cost	$(222)	$411	$(7)	$(6)

	Pension Benefits		Other Benefits
	Thirty-nine Week		Thirty-nine Week
	Period Ended		Period Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Service Cost	$328	$2,291	$1	$1
Interest Cost	6,449	6,814	67	69
Expected return on plan assets	(7,758)	(7,886)	—	—
Amortization of prior service cost	18	17	—	—
Amortization of unrecognized net loss (gain)	295	(13)	(89)	(88)

Net periodic benefit (credit) cost	$(668)	$1,223	$(21)	$(18)

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

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
Employer Contributions
     During the thirteen week periods ended June 27, 2009 and June 28, 2008, the Company contributed $1,352 and $51, respectively, to its defined benefit pension plans. During the thirty-nine week periods ended June 27, 2009 and June 28, 2008 the Company contributed $3,581 and $174, respectively, to its defined benefit pension plans.
     During the thirteen and thirty-nine week periods ended June 27, 2009 and June 28, 2008, the Company made no contributions to its post-retirement benefit plans.
8. Comprehensive Income

	Thirteen Week
	Period Ended
	June 27,	June 28,
	2009	2008
Net income	$9,246	$5,966
Other comprehensive income:
Currency translation adjustment	(3,015)	(487)
Fair value adjustments of swaps, net of tax	611	1,495

Comprehensive income	$6,842	$6,974

	Thirty-nine Week
	Period Ended
	June 27,	June 28,
	2009	2008
Net income	$1,175	$5,511
Other comprehensive income:
Currency translation adjustment	2,663	548
Fair value adjustments of swaps, net of tax	(838)	(1,727)
Effect of SFAS 158 adoption, net of tax (See Note 7)	95	—

Comprehensive income	$3,095	$4,332

9. Segment Information
     The Company has three operating segments, comprised of the United States, Canada and Other. All of the Company’s revenues represent sales of similar products. All intercompany amounts are eliminated in the eliminations column. Segment information for the thirteen and thirty-nine week periods ended June 27, 2009 and June 28, 2008, representing the reportable segments currently utilized by chief operating decision makers was as follows:

	Thirteen Week Period Ended
	June 27, 2009
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$109,695	$19,124	$1,217	$—	$130,036
Intersegment sales	3,979	527	483	(4,989)	—
Operating income (loss)	11,088	590	(1,199)		10,479
Interest expense					7,085
Other income					(6,793)

Income before income taxes					$10,187

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

	Thirteen Week Period Ended
	June 28, 2008
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$136,106	$24,278	$2,196	$—	$162,580
Intersegment sales	4,493	400	736	(5,629)	—
Operating income (loss)	11,298	3,121	(24)		14,395
Interest expense					8,396
Other income					(919)

Income before income taxes					$6,918

	Thirty-nine Week Period Ended
	June 27, 2009
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$293,302	$67,475	$3,886	$—	$364,663
Intersegment sales	11,118	1,985	1,652	(14,755)	—
Operating income (loss)	23,604	9,822	(1,946)		31,480
Interest expense					22,420
Other expense					5,643

Income before income taxes					$3,417

	Thirty-nine Week Period Ended
	June 28, 2008
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$330,023	$72,600	$5,881	$—	$408,504
Intersegment sales	10,845	1,816	2,087	(14,748)	—
Operating income (loss)	22,693	9,987	(161)		32,519
Interest expense					25,628
Other income					470

Income before income taxes					$6,421

     Segment assets as of June 27, 2009 and September 27, 2008 are as follows:

	June 27,	September 27,
	2009	2008
United States	$223,772	$250,964
Canada	120,724	114,953
Other	7,156	7,908

Total	$351,652	$373,825

     During the thirteen week period ended June 27, 2009, the Company recorded impairment charges and severance costs of $451 and $510, respectively, due to the discontinuance of manufacturing certain products within the Other segment. Impairment charges were mainly related to a manufacturing facility and equipment associated with discontinuing manufacturing certain products.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
10. Other (Income) Expense
     Other (income) expense consists of the following:

	Thirteen Week Period Ended
	June 27,	June 28,
	2009	2008
Unrealized gain	$(6,530)	$(903)
Realized gain	(263)	(16)

Total	$(6,793)	$(919)

	Thirty-nine Week Period Ended
	June 27,	June 28,
	2009	2008
Unrealized loss	$7,152	$502
Realized gain	(1,509)	(32)

Total	$5,643	$470

     On September 1, 2007, the Company entered into an intercompany financing arrangement whereby one of the Company’s Canadian subsidiaries issued a U.S. dollar denominated intercompany note. The intercompany note is not long-term in nature. As a result, the impact of exchange rate changes on the principal and interest of the note is recorded as an unrealized gain or loss in the condensed consolidated statements of operations. For the thirteen week periods ended June 27, 2009 and June 28, 2008, the Company recorded unrealized gains related to the intercompany note of $7,471 and $867, respectively. For the thirty-nine week periods ended June 27, 2009 and June 28, 2008, the Company recorded unrealized losses related to the intercompany note of $8,793 and $540, respectively. In addition, for the thirteen week period ended June 27, 2009 the Company recorded unrealized foreign currency losses of $605 related to a U.S. dollar bank account held by a Canadian subsidiary and $475 related to foreign currency forward contracts. For the thirty-nine week period ended June 27, 2009, the Company recorded unrealized gains of $1,494 related to a U.S. dollar bank account held by a Canadian subsidiary and $104 related to foreign currency forward contracts. For the thirteen and thirty-nine week periods ended June 27, 2009 the Company also recorded realized gains related to foreign currency forward contracts of $254 and $1,522, respectively.
11. Condensed Guarantor Data
     On December 17, 2007, as a result of certain corporate restructuring activities, ATT entered into supplemental indenture agreements with respect to ATT’s $150,000 Senior Subordinated Notes and $150,000 Senior Floating Rate Notes (collectively, the “Notes”) to include certain domestic subsidiaries as guarantors. The Notes are fully and unconditionally and jointly and severally guaranteed by ATT Holding Co. and certain of its directly or indirectly wholly-owned subsidiaries, namely, Ames True Temper Properties, Inc., Ames Holdings, Inc. and Ames U.S. Holding Corp., (collectively the “Subsidiary Guarantors”). ATT Holding Co. is a holding company which has no interest, operations or activities other than through its ownership of 100% of ATT and ATT’s wholly-owned subsidiaries. The Notes are not guaranteed by any of ATT Holding Co.’s other directly and indirectly wholly-owned subsidiaries.
     The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of June 27, 2009 and September 27, 2008, the related condensed consolidating statements of operations for the thirteen and thirty-nine week periods ended June 27, 2009 and

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
June 28, 2008 and the condensed consolidating statements of cash flows for the thirty-nine week periods ended June 27, 2009 and June 28, 2008 for ATT Holding Co. on a parent-only basis, with its investment in subsidiary recorded under the equity method, the issuer (Ames True Temper Inc.) as a wholly-owned subsidiary, on a parent-only basis, with its investments in subsidiaries recorded under the equity method, the Subsidiary Guarantors on a combined basis, the subsidiary non-guarantors on a combined basis and the Company on a consolidated basis.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Balance Sheet
As of June 27, 2009

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$507	$8	$25,120	$—	$25,635
Trade receivables, net	—	49,847	—	9,063	—	58,910
Inventories	—	75,786	—	21,173	—	96,959
Prepaid expenses and other current assets	—	3,510	—	1,652	—	5,162

Total current assets	—	129,650	8	57,008	—	186,666
Property, plant and equipment, net	—	36,380	—	10,372	—	46,752
Intangibles, net	—	5,363	42,701	6,331	—	54,395
Goodwill	—	43,605	—	12,989	—	56,594
Intercompany receivable	—	29,265	265,535	2,822	(297,622)	—
Investment in subsidiaries	—	239,388	56,960	171,160	(467,508)	—
Other noncurrent assets	—	7,245	—	—	—	7,245

Total assets	$—	$490,896	$365,204	$260,682	$(765,130)	$351,652

Liabilities and stockholder’s (deficit) equity
Current liabilities:
Trade accounts payable	$—	$17,620	$40	$4,624	$—	$22,284
Accrued interest payable	—	8,754	—	—	—	8,754
Accrued expenses and other current liabilities	—	16,103	1,793	6,596	—	24,492
Revolving loan	—	32,015	—	—	—	32,015
Current portion of long-term debt and capital lease obligation	—	566	—	10	—	576

Total current liabilities	—	75,058	1,833	11,230	—	88,121
Deferred income taxes	—	112	10,389	1,496	—	11,997
Long-term debt	—	299,785	—	34	—	299,819
Accrued retirement benefits	—	19,721	—	1,535	—	21,256
Other liabilities	—	9,589	1,264	43	—	10,896
Intercompany payable	—	167,068	—	130,554	(297,622)	—
Cumulative losses in subsidiaries	80,437	—	—	—	(80,437)	—

Total liabilities	80,437	571,333	13,486	144,892	(378,059)	432,089
Commitments and contingencies
Stockholder’s (deficit) equity:
Preferred stock — Series A	—	—	118,249	58,253	(176,502)	—
Common stock — Class A	—	—	—	—	—	—
Common stock — Class B	—	—	—	—	—	—
Additional paid-in capital	110,873	110,873	154,502	—	(265,375)	110,873
Predecessor basis adjustment	(13,539)	(13,539)	—	—	13,539	(13,539)
(Accumulated deficit) retained earnings	(170,654)	(170,654)	65,961	44,696	59,997	(170,654)
Accumulated other comprehensive (loss) income	(7,117)	(7,117)	13,006	12,841	(18,730)	(7,117)

Total stockholder’s (deficit) equity	(80,437)	(80,437)	351,718	115,790	(387,071)	(80,437)

Total liabilities and stockholder’s (deficit) equity	$—	$490,896	$365,204	$260,682	$(765,130)	$351,652

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Balance Sheet
As of September 27, 2008

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$285	$5	$16,869	$—	$17,159
Trade receivables, net	—	48,413	—	10,755	—	59,168
Inventories	—	91,411	—	19,480	—	110,891
Assets held for sale	—	1,025	—	—	—	1,025
Prepaid expenses and other current assets	—	4,313	—	1,843	—	6,156

Total current assets	—	145,447	5	48,947	—	194,399
Property, plant and equipment, net	—	42,202	—	13,035	—	55,237
Intangibles, net	—	6,162	42,701	7,286	—	56,149
Goodwill	—	43,605	—	14,637	—	58,242
Intercompany receivable	—	27,079	241,936	2,309	(271,324)	—
Investment in subsidiaries	—	223,202	58,343	157,732	(439,277)	—
Other noncurrent assets	—	9,798	—	—	—	9,798

Total assets	$—	$497,495	$342,985	$243,946	$(710,601)	$373,825

Liabilities and stockholder’s (deficit) equity
Current liabilities:
Trade accounts payable	$—	$28,172	$48	$7,471	$—	$35,691
Accrued interest payable	—	6,021	—	—	—	6,021
Accrued expenses and other current liabilities	—	20,174	—	7,460	—	27,634
Revolving loan	—	40,010	—	—	—	40,010
Current portion of long-term debt and capital lease obligation	—	554	—	—	—	554

Total current liabilities	—	94,931	48	14,931	—	109,910
Deferred income taxes	—	112	9,566	1,670	—	11,348
Long-term debt	—	300,130	—	—	—	300,130
Accrued retirement benefits	—	24,508	—	1,600	—	26,108
Other liabilities	—	10,487	—	47	—	10,534
Intercompany payable	—	151,532	—	119,792	(271,324)	—
Cumulative losses in subsidiaries	84,205	—	—	—	(84,205)	—

Total liabilities	84,205	581,700	9,614	138,040	(355,529)	458,030
Commitments and contingencies
Stockholder’s (deficit) equity:
Preferred stock — Series A	—	—	118,249	58,253	(176,502)	—
Common stock — Class A	—	—	—	—	—	—
Common stock — Class B	—	—	—	—	—	—
Additional paid-in capital	110,500	110,500	154,502	—	(265,002)	110,500
Predecessor basis adjustment	(13,539)	(13,539)	—	—	13,539	(13,539)
(Accumulated deficit) retained earnings	(172,129)	(172,129)	50,548	38,082	83,499	(172,129)
Accumulated other comprehensive (loss) income	(9,037)	(9,037)	10,072	9,571	(10,606)	(9,037)

Total stockholder’s (deficit) equity	(84,205)	(84,205)	333,371	105,906	(355,072)	(84,205)

Total liabilities and stockholder’s (deficit) equity	$—	$497,495	$342,985	$243,946	$(710,601)	$373,825

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Statement of Operations
For the Thirteen Week Period Ended June 27, 2009

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$112,795	$—	$21,703	$(4,462)	$130,036
Cost of goods sold	—	83,650	—	17,174	(4,462)	96,362

Gross profit	—	29,145	—	4,529	—	33,674
Selling, general and administrative expenses	—	17,228	66	4,549	—	21,843
Loss on disposal of fixed assets	—	599	—	—	—	599
Amortization of intangible assets	—	266	—	36	—	302
Impairment of fixed assets	—	—	—	451	—	451

Operating income (loss)	—	11,052	(66)	(507)	—	10,479
Interest expense (income)	—	9,515	(4,993)	2,563	—	7,085
Other expense (income)	—	2,292	(2,629)	(6,456)	—	(6,793)

(Loss) income before income taxes	—	(755)	7,556	3,386	—	10,187
Income tax expense (benefit)	—	137	1,585	(781)	—	941
Equity in earnings of subsidiaries	9,246	10,138	5,272	4,687	(29,343)	—

Net income (loss)	$9,246	$9,246	$11,243	$8,854	$(29,343)	$9,246

ATT Holding Co.
Condensed Consolidating Statement of Operations
For the Thirteen Week Period Ended June 28, 2008

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$140,139	$—	$27,309	$(4,868)	$162,580
Cost of goods sold	—	107,288	—	19,406	(4,868)	121,826

Gross profit	—	32,851	—	7,903	—	40,754
Selling, general and administrative expenses	—	21,039	58	4,724	—	25,821
Loss on disposal of fixed assets	—	35	—	(3)	—	32
Amortization of intangible assets	—	295	—	45	—	340
Impairment of fixed assets	—	166	—	—	—	166

Operating income (loss)	—	11,316	(58)	3,137	—	14,395
Interest expense (income)	—	10,603	(4,509)	2,302	—	8,396
Other expense (income)	—	3,119	(3,501)	(537)	—	(919)

(Loss) income before income taxes	—	(2,406)	7,952	1,372	—	6,918
Income tax (benefit) expense	—	(2,266)	2,784	434	—	952
Equity in earnings of subsidiaries	5,966	6,106	958	3,632	(16,662)	—

Net income (loss)	$5,966	$5,966	$6,126	$4,570	$(16,662)	$5,966

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Statement of Operations
For the Thirty-Nine Week Period Ended June 27, 2009

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$302,734	$—	$74,895	$(12,966)	$364,663
Cost of goods sold	—	227,828	—	53,439	(12,966)	268,301

Gross profit	—	74,906	—	21,456	—	96,362
Selling, general and administrative expenses	—	49,153	166	12,824	—	62,143
Loss on disposal of fixed assets	—	901	—	—	—	901
Amortization of intangible assets	—	799	—	112	—	911
Impairment of fixed assets	—	476	—	451	—	927

Operating income (loss)	—	23,577	(166)	8,069	—	31,480
Interest expense (income)	—	29,571	(14,781)	7,630	—	22,420
Other expense (income)	—	6,070	(7,475)	7,048	—	5,643

(Loss) income before income taxes	—	(12,064)	22,090	(6,609)	—	3,417
Income tax expense	—	236	1,803	203	—	2,242
Equity in earnings of subsidiaries	1,175	13,475	(4,875)	13,427	(23,202)	—

Net income (loss)	$1,175	$1,175	$15,412	$6,615	$(23,202)	$1,175

ATT Holding Co.
Condensed Consolidating Statement of Operations
For the Thirty-Nine Week Period Ended June 28, 2008

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$340,020	$—	$81,005	$(12,521)	$408,504
Cost of goods sold	—	258,934	—	56,042	(12,521)	302,455

Gross profit	—	81,086	—	24,963	—	106,049
Selling, general and administrative expenses	—	56,754	174	14,848	—	71,776
Loss (gain) on disposal of fixed assets	—	534	—	(3)	—	531
Amortization of intangible assets	—	886		137	—	1,023
Impairment of fixed assets	—	200	—	—	—	200

Operating income (loss)	—	22,712	(174)	9,981	—	32,519
Interest expense (income)	—	31,993	(13,309)	6,944	—	25,628
Other expense (income)	—	6,960	(8,218)	1,728	—	470

(Loss) income before income taxes	—	(16,241)	21,353	1,309	—	6,421
Income tax (benefit) expense	—	(7,010)	7,474	446	—	910
Equity in earnings of subsidiaries	5,511	14,742	1,030	9,272	(30,555)	—

Net income (loss)	$5,511	$5,511	$14,909	$10,135	$(30,555)	$5,511

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Statement of Cash Flows
For the Thirty-Nine Week Period Ended June 27, 2009

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities
Net income	$1,175	$1,175	$15,412	$6,615	$(23,202)	$1,175
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	—	10,234	—	1,591	—	11,825
Equity in earnings of subsidiaries	(1,175)	(13,475)	4,875	(13,427)	23,202	—
Provision for deferred taxes	—	677	823	(394)	—	1,106
Other, net	—	3,485	—	118	—	3,603
Unrealized foreign currency loss	—	—	—	7,047	—	7,047
Impairment charges	—	476	—	451	—	927
Related party non-cash transactions	—	4,674	(5,677)	1,003	—	—
Changes in assets and liabilities:
Accounts receivable	—	(1,472)	—	588	—	(884)
Inventories	—	15,625	—	(3,363)	—	12,262
Prepaid expenses and other current assets	—	2,537	—	(276)	—	2,261
Accounts payable	—	(10,551)	(6)	(2,036)	—	(12,593)
Intercompany accounts	—	7,322	(18,481)	11,159	—	—
Accrued expenses and other liabilities	—	(7,543)	3,057	320	—	(4,166)

Net cash (used in) provided by operating activities	—	13,164	3	9,396	—	22,563
Investing activities
Cash paid for property, plant and equipment	—	(4,581)	—	(435)	—	(5,016)
Proceeds from sale of property, plant and equipment	—	49	—	—	—	49

Net cash used in investing activities	—	(4,532)	—	(435)	—	(4,967)
Financing activities
Repayments of long-term debt	—	(414)	—	—	—	(414)
Borrowings on revolver	—	120,422	—	—	—	120,422
Repayments on revolver	—	(128,417)	—	—	—	(128,417)
Principal payments under capital lease obligation	—	—	—	(3)	—	(3)

Net cash provided by financing activities	—	(8,409)	—	(3)	—	(8,412)
Effect of exchange rate changes on cash	—	(1)	—	(707)	—	(708)

Increase in cash and cash equivalents	—	222	3	8,251	—	8,476
Cash and cash equivalents at beginning of period	—	285	5	16,869	—	17,159

Cash and cash equivalents at end of period	$—	$507	$8	$25,120	$—	$25,635

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Statement of Cash Flows
For the Thirty-Nine Week Period Ended June 28, 2008

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities
Net income	$5,511	$5,511	$14,909	$10,135	$(30,555)	$5,511
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	—	9,691	—	2,051	—	11,742
Equity in earnings of subsidiaries	(5,511)	(14,742)	(1,030)	(9,272)	30,555	—
Provision for deferred taxes	—	1,125	—	2,328	—	3,453
Other, net	—	3,311	—	157	—	3,468
Unrealized foreign currency loss	—	—	—	502	—	502
Changes in assets and liabilities:
Accounts receivable	—	(46,754)	—	(1,013)	—	(47,767)
Inventories	—	11,420	—	(234)	—	11,186
Prepaid expenses and other current assets	—	(451)	—	(226)	—	(677)
Accounts payable	—	5,168	(100)	1,179	—	6,247
Intercompany accounts	—	6,877	(13,778)	6,901	—	—
Accrued expenses and other liabilities	—	5,460	—	(691)	—	4,769

Net cash (used in) provided by operating activities	—	(13,384)	1	11,817	—	(1,566)
Investing activities
Cash paid for property, plant and equipment	—	(4,968)	—	(547)	—	(5,515)
Proceeds from sale of property, plant and equipment	—	587	—	13	—	600
Proceeds from state government grant	—	300	—	—	—	300

Net cash used in investing activities	—	(4,081)	—	(534)	—	(4,615)
Financing activities
Repayments of long-term debt	—	(522)	—	—	—	(522)
Borrowings on revolver	—	126,822	—	—	—	126,822
Repayments on revolver	—	(108,800)	—	—	—	(108,800)

Net cash provided by financing activities	—	17,500	—	—	—	17,500
Effect of exchange rate changes on cash	—	—	—	(47)	—	(47)

Increase in cash and cash equivalents	—	35	1	11,236	—	11,272
Cash and cash equivalents at beginning of period	—	276	5	4,901	—	5,182

Cash and cash equivalents at end of period	$—	$311	$6	$16,137	$—	$16,454

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
12. Related Party Transactions
     The Company is party to a management agreement with Castle Harlan, Inc., an affiliate of the shareholder, under which Castle Harlan, Inc. provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Company. The Company recorded expenses of $841 and $2,479 for the thirteen and thirty-nine weeks ended June 27, 2009, respectively, related to the management fees which are included in selling, general and administrative expenses. These fees for the thirteen and thirty-nine weeks ended June 28, 2008 were $758 and $2,311, respectively. Management fees are payable quarterly in advance in accordance with the management agreement. The Company had payables of $22 to Castle Harlan, Inc. at June 27, 2009 which is included in trade accounts payable. No amounts were outstanding as of September 27, 2008.
     On June 28, 2004, affiliates of Castle Harlan, Inc. together with certain employees of the Company or its subsidiaries completed the acquisition of the Company (the “Acquisition”). In connection with the Acquisition, CHATT Holdings LLC (“CHATT LLC”) was formed. CHATT LLC owns 100% of CHATT Holdings Inc. (“CHATT Inc”); which owns 100% of ATT Holding Co.; which owns 100% of the Company. Upon completion of the Acquisition, affiliates of Castle Harlan, Inc. owned approximately 87% of the equity interests in CHATT LLC and certain employees of the Company or its subsidiaries owned approximately 13% of the equity interests of CHATT LLC. The equity interests of CHATT LLC as of the completion of the Acquisition consisted of Class A Units and Class B Units. The Class A Units and Class B Units were issued as strips of equal numbers of Class A Units and Class B Units (“Strips”). In addition, certain employees of the Company or its subsidiaries were issued Class B Units (sometimes referred to as Class B Incentive Units) that are subject to certain vesting requirements.
     All of the Class B Units that are subject to vesting requirements were issued pursuant to employee subscription agreements entered into separately between CHATT LLC and each employee that received such Class B Units (“Employee Subscription Agreements”). Pursuant to the Employee Subscription Agreements, these units vest based on three criteria: (1) time vesting based on a five year term, (2) performance vesting based on the financial results of ATT and (3) vesting based upon a targeted rate of return upon a change of control. There are certain acceleration clauses in the event of a change of control. As of June 27, 2009 and September 27, 2008, there were 137,943 and 135,429 units, respectively, issued to management and members of the CHATT Holdings LLC Board of Directors who are not employees of ATT or Castle Harlan, Inc. These units may not be sold, pledged or otherwise transferred except in compliance with applicable securities laws. These units are also subject to additional restrictions and limitations.
     Each Class A or Class B Unit, whether issued as part of a Strip or pursuant to an Employee Subscription Agreement, is governed by and subject to the terms of an operating agreement among CHATT LLC and each of its equity holders (the “Operating Agreement”). Pursuant to the Operating Agreement: (1) to the extent any distribution of assets is made by CHATT LLC, the holders of Class A Units are entitled to a preferred return prior to any distribution to holders of Class B Units, (2) after the preferred return has been paid to the holders of Class A Units, the holders of Class B Units are entitled to receive any remaining amounts of any distribution on a pro rata basis, (3) holders of Class A Units do not have any voting rights, and (4) each holder of any Class B Units is entitled to one vote per Class B Unit on all matters to be voted on by members of CHATT LLC. The above-referenced rights of the Class B Units are applicable only to those Class B Units that (1) were issued as part of a strip and therefore are not subject to vesting requirements or (2) were issued pursuant to an Employee Subscription Agreement and have become vested. Unvested Class B Units do not have any voting rights or rights to receive distributions. Each Class A and B Unit held by employees of the Company or its subsidiaries is subject to repurchase by CHATT LLC or an affiliate of Castle Harlan, Inc. upon termination of such employee’s employment.
     At certain times following the Acquisition, CHATT LLC issued strips of Class A-1 Units and Class B Units to certain employees of the Company or its subsidiaries. Pursuant to the Operating Agreement, the holders of Class A-1 Units were entitled to a preferred return prior to any distribution of assets to holders of Class A Units or Class B Units. The terms of the Class A-1 Units were otherwise identical to the Class A

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
Units. In January 2007, all of the Class A-1 Units were converted into Class A Units pursuant to the terms of the Operating Agreement.
     Following the conversion of the Class A-1 Units into Class A Units, CHATT LLC issued strips of Class A-2 Units and Class B Units to certain employees of the Company or its subsidiaries. Pursuant to the Operating Agreement, the holders of Class A-2 Units were entitled to a preferred return prior to any distribution of assets to holders of Class A Units or Class B Units. The terms of the Class A-2 Units were otherwise identical to the Class A Units. In January 2009, all of the Class A-2 Units were converted into Class A Units pursuant to the terms of the Operating Agreement.
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
     From approximately 1993 through 1999, the Company manufactured and sold 647,000 wheelbarrows with poly wheel hubs. Various claims were submitted, and lawsuits filed, to recover for injuries sustained while inflating tires on these wheelbarrows. In 2002, the Company participated in a voluntary “fast track” recall of these wheelbarrows with the Consumer Product Safety Commission (“CPSC”). The Company again voluntarily recalled these wheelbarrows in June 2004 in cooperation with the CPSC. However, less than 1% of the total products sold were returned, leaving an unknown number in service. To date, the Company has responded to 34 claims involving this product. As of June 27, 2009, the Company had responded to all claims. Although the Company believes it has sufficient insurance coverage in place to cover these claims, a successful claim may exceed the limits of the Company’s coverage.
     The Company is involved in lawsuits and claims, including certain environmental matters, arising out of the normal course of its business. In the opinion of management, the ultimate amount of liability, if any, under pending litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
14. Assets Held for Sale
     As of September 28, 2008 assets held for sale consisted of three facilities, a woodmill located in Portville, NY, a manufacturing facility in Frankfort, NY, and a woodmill in Palmyra, ME. During the thirteen week period ended March 28, 2009, management determined the Palmyra, ME woodmill would not be sold due to current economic conditions. The asset was reclassified as an asset held for use and the carrying amount was decreased by $9, the depreciation that would have been expensed had the asset been continuously classified as held for use. During the thirteen week period ended June 27, 2009 management determined both remaining held for sale facilities were not expected to be sold due to current economic conditions. As a result, both facilities were reclassified as an asset held for use and their total combined carrying value was decreased by $3, the depreciation that would have been expensed had the assets been continuously classified as held for use.
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
     Items Measured at Fair Value on a Recurring Basis
     Effective September 28, 2008, the application of fair value under SFAS 157, as amended, related to the Company’s derivative contracts are mainly comprised of interest rate swaps and foreign currency forward contracts. These items were previously, and will continue to be, recorded at fair value at each balance sheet date. The Company utilized a present value technique to fair value each derivative contract. The Company calculated the present value of future expected cash flows using a discount rate commensurate with the underlying risk of the debtor. If the derivative represented a liability to the Company, the Company’s incremental borrowing rate was utilized as the discount rate in the present value calculation. If the derivative represented an asset to the Company, the recorded value includes an estimate of a credit value adjustment for the counterparty. No changes to valuation techniques were made during the period.

	Quoted Prices
	in Active	Significant	Significant
	Markets for	Other	Other
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total as of
	(Level 1)	(Level 2)	(Level 3)	June 27, 2009
Foreign currency forward contracts	$—	$58	$—	$58
Interest rate swaps and other	—	1,681	—	1,681

Total liabilities	$—	$1,739	$—	$1,739

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
     The foreign currency forward contracts do not qualify for hedge accounting. Therefore, in accordance with SFAS 133 and related interpretations, the change in fair value is recognized as an unrealized gain or loss in earnings in the period of change. As of June 27, 2009, two foreign currency forward contracts remain outstanding with a total notional amount of $1,635. See Note 15 for further information regarding the fair value of the foreign currency forward contracts.
     For more information on the location and amounts of derivative fair values in the condensed consolidated balance sheet and derivative gains and losses in the condensed consolidated statements of operations, see the tabular information below.
     Fair values of derivative instruments as of June 27, 2009:

		Asset Derivatives			Liability Derivatives
	Qualifies		Balance	Pretax Loss		Balance		Pretax Loss
Description of	for Hedge	Fair	Sheet	Recognized		Sheet		Recognized
Derivative	Designation	Value	Location	in AOCI	Fair Value	Location		in AOCI
Foreign currency forward contracts	No	—	—	—	$58	(a	)	—
Other	No	—	—	—	12	(b	)	—
Interest rate swaps	Yes	—	—	—	1,669	(c	)	1,669

(a)	The balance sheet location for the foreign currency forward contracts is Accrued expenses and other current liabilities.

(b)	The balance sheet location for the other is Accrued expenses and other current liabilities.

(c)	The balance sheet location for the interest rate swaps is Other liabilities.
     The effect of derivative instruments on the condensed consolidated statements of operations for the thirteen weeks ended June 27, 2009 is as follows:

		Location of pretax gain or	Amount of pretax gain		Amount of pretax gain
	Qualifies	(loss) reclassed	or (loss) reclassed	Location of pretax gain or	or (loss)
Description of	for Hedge	from AOCI into	from AOCI into	(loss) recognized in	recognized in
Derivative	Designation	earnings	earnings	earnings	earnings
Foreign currency forward contracts	No	—	—	Other expense	$(221)
Other	No	—	—	SG&A	(30)
Other	No	—	—	Other expense	45
Interest rate swaps	Yes	Interest expense	$(583)	—	—

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
     The effect of derivative instruments on the condensed consolidated statements of operations for the thirty-nine weeks ended June 27, 2009 is as follows:

		Location of pretax gain or	Amount of pretax gain		Amount of pretax gain
	Qualifies	(loss) reclassed	or (loss) reclassed	Location of pretax gain or	or (loss)
Description of	for Hedge	from AOCI into	from AOCI into	(loss) recognized in	recognized in
Derivative	Designation	earnings	earnings	earnings	earnings
Foreign currency forward contracts	No	—	—	Other expense	$1,626
Other	No	—	—	SG&A	(78)
Other	No	—	—	Other expense	(12)
Interest rate swaps	Yes	Interest expense	$(692)	—	—
     Gains and losses on the interest rate swaps are reclassified from accumulated other comprehensive income into earnings as interest expense on the Senior Floating Rate Notes is accrued. The Company expects $2,403 of net pretax losses recognized in accumulated other comprehensive income as of June 27, 2009, to be reclassified into earnings within the next twelve months.
     Other than standard cross default provisions if a default occurs across the organization, no credit-risk related-contingent features exist for the Company’s derivatives.
17. Fair Value of Financial Instruments
     Effective March 29, 2009, the Company adopted the provisions of FSP 107-1 and APB 28-1 to provide disclosures about the fair value of financial instruments for interim periods. The Company’s financial instruments include cash and cash equivalents, trade receivables, trade accounts payable, and debt. Because of short term maturities, the carrying amounts of cash and cash equivalents, trade receivables, trade accounts payable, the revolving loan and term note approximate fair value. The fair value and carrying value of the Company’s financial instruments are as follows:

		June 27, 2009
	Balance Sheet	Carrying	Fair
	Classification	Value	Value
Senior Floating Rate Notes	Liability	$149,732	$126,541
Senior Subordinated Notes	Liability	150,000	110,849
     To determine the fair value of the Senior Floating Rate Notes and Senior Subordinated Notes, the Company computed the present value for the estimated interest and principal payments using borrowing rates of 14% and 24%, respectively. Borrowing rates were estimated based on interest rates as of June 27, 2009 for similar instruments with comparable features and terms. The Company estimated quarterly interest payments under the Senior Floating Rate Notes using projected LIBOR rates through the date of maturity.
     See Notes 15 and 16 for information for the fair value of the Company’s derivative instruments.
18. Other
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
19. Subsequent Events
     The Company has evaluated subsequent events through August 5, 2009. August 5, 2009 is the date the financial statements were available to be issued. No material events subsequent to June 27, 2009 were noted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our parent’s results of operations and financial condition should be read in conjunction with and is qualified in its entirety by reference to the unaudited condensed consolidated financial statements and notes of ATT Holding Co. (the “Company,” “we,” “us,” or “our”) as it relates to the consolidated financial performance and results of operations of our parent, ATT Holding Co., Ames True Temper, Inc. (“ATT”) and its wholly-owned subsidiaries. A separate discussion for ATT is not presented since our parent has no operations or assets separate from its investment in Ames True Temper, Inc. and since the Senior Subordinated Notes and the Senior Floating Rate Notes are guaranteed by our parent and all of our domestic subsidiaries.
Forward-Looking Statements
     This Form 10-Q contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements are identified by terms and phrases such as “may,” “will,” “plans,” “estimates,” “anticipates,” “believes,” “expects,” “intends” and similar expressions and are based on assumptions related to our future business, financial condition, prospects, developments and business strategies.
     Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to the following:
•	we depend on a small number of customers for a significant portion of our business;

•	our results of operations have been and may continue to be adversely impacted by macroeconomic events;

•	increased reliance on third party suppliers and manufacturers may decrease our ability to meet customer demand;

•	if we are unable to obtain raw materials for our products at favorable prices it could adversely impact our operating performance;

•	we are subject to risks associated with our foreign operations, especially our operations in China;

•	unseasonable weather could have a negative impact on our business and financial results;

•	our lawn and garden sales are highly seasonal, which could impact our cash flow and operating results;

•	our industry is highly competitive and we may not be able to compete successfully;

•	further consolidation in the retail industry may adversely affect our results of operations;

•	a failure to successfully introduce new products could result in a reduction in sales and floor space at retailers that carry our products;

•	the products that we manufacture could expose us to product liability claims;

•	our ability to pay our debt or seek alternative financing may be adversely impacted by other factors listed herein;

•	environmental health and safety laws, ordinances, and regulations impose risks and costs on us;

•	we depend on the service of key individuals, the loss of any of which could materially harm our business;

•	unionized employees could strike or participate in a work stoppage; and

•	we may not be able to acquire complementary lawn and garden product manufacturers or brands; in addition, pursuing or completing acquisitions may negatively impact our operating results, divert management’s attention from operating our core business, and expose us to other risks.

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
Overview
     The following MD&A is intended to help the reader understand ATT, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes thereto of our parent, ATT Holding Co., contained in Item 1 of this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See “Forward-Looking Statements” above. The MD&A includes the following sections:
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
Operations Review
Company-Wide
     The table below and the following narrative compares our statements of operations for the thirteen week period ended June 27, 2009 (“Q3 2009”) to the thirteen week period ended June 28, 2008 (“Q3 2008).

(Dollars in Millions)
	Q3	Q3	Increase/(Decrease)
	2009	2008	$	%
Net sales	$130.0	$162.6	$(32.6)	(20.0)%
Cost of goods sold	96.4	121.8	(25.4)	(20.9)

Gross profit	33.7	40.8	(7.1)	(17.4)
Gross profit percentage	25.9%	25.1%
Selling, general, and administrative expenses	21.8	25.8	(4.0)	(15.5)
Loss on disposal of fixed assets	0.6	—	0.6	—
Amortization of intangible assets	0.3	0.3	—	—
Impairment charges	0.5	0.2	0.3	*

Operating income	10.5	14.4	(3.9)	(27.1)
Operating income percentage	8.1%	8.9%
Interest expense	7.1	8.4	(1.3)	(15.5)
Other income	(6.8)	(0.9)	5.9	*

Income before income taxes	10.2	6.9	3.3	47.8
Income tax expense	0.9	1.0	(0.1)	(10.0)

Net income	$9.2	$6.0	$3.2	53.3%

*	Greater than 100%.
Note: Totals may not sum due to rounding.
Q3 2009 compared to Q3 2008
     Net Sales. Overall net sales decreased primarily due to volume declines of approximately $41.0 million mainly due to the continued global economic slowdown, unfavorable Canadian currency translation of $3.2 million, reduced inventory levels at certain customers, and less favorable weather conditions throughout much of the United States, partially offset by general selling price increases of approximately $13.0 million. The global economic downturn continues to negatively impact retail, industrial, and construction demand. The general selling price increases went into effect during Q1 2009.
     Gross Profit. The gross profit decrease is mainly attributable to volume declines partially offset by general selling price increases.
     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses decreased primarily due to lower distribution and commission expenses of $2.0 million and $0.3 million, respectively, attributed to lower sales volume.
     Loss on Disposal of Fixed Assets. Loss on disposal of fixed assets includes miscellaneous disposals of machinery and equipment.
     Amortization of Intangible Assets. Amortization expense is consistent with the prior period.
     Impairment Charges. The impairment charges of $0.5 million relate to the impairment of a manufacturing facility and equipment at our Other segment mainly due to the discontinuance of manufacturing certain products.
     Interest Expense. Interest expense decreased partially due to lower average borrowings under our Amended and Restated Senior Secured Credit Facility (“Revolving Loan”). In addition, we entered into an interest rate swap during Q2 2009 to replace expiring swaps with a notional amount of $100 million related to our Senior Floating Rate Notes. The new swap reduced the effective interest rate on our Senior Floating

Rate Notes to 6.37%. LIBOR rates also declined on a year over year basis reducing interest expense associated with our Revolving Loan.
     Other Income. Other income for Q3 2009 includes $7.5 million of an unrealized foreign currency gain on a U.S. dollar denominated intercompany note issued by a Canadian subsidiary that is not of a long-term nature. The gain was partially offset by unrealized losses of $0.6 million related to a U.S. dollar bank account held by a Canadian subsidiary and $0.5 million related to foreign currency forward contracts. Other income for Q3 2009 also includes a realized gain related to foreign currency forward contracts of $0.3 million. Other income for Q3 2008 includes an unrealized foreign currency translation gain of $0.9 million on the intercompany note.
     Income Tax Expense. Income tax expense for Q3 2009 was primarily due to the recording of federal taxes of $1.1 million, state taxes of $0.1 million, an additional valuation allowance related to intangible assets of $0.3 million, and a foreign income tax benefit of $0.4 million. We have accrued $1.2 million of federal and state taxes as an estimate of the expected tax liability that would result from the repatriation of our unremitted foreign earnings. The unremitted foreign earnings are expected to be taxable in the U.S. as a result of an internal reorganization that is expected to be completed in the fourth quarter of this year. Income tax expense for Q3 2008 was primarily due to the recording of additional valuation allowances of $0.4 million and deferred taxes related to an unrealized foreign currency gain of $0.3 million. As of March 28, 2009 and September 2008, a deferred tax asset valuation allowance was necessary for substantially all of our U.S. domestic deferred tax assets, net of certain deferred tax liabilities. We expect to maintain a valuation allowance on these deferred tax assets until we can sustain a sufficient level of profits in the applicable jurisdictions that will demonstrate the ability to realize these net deferred tax assets.
Our Segments
     The following table presents our net sales and operating income after intercompany eliminations by segment for Q3 2009 and Q3 2008:

(Dollars in Millions)
	Q3	Q3	Increase/(Decrease)
	2009	2008	$	%
Net sales:
United States	$109.7	$136.1	$(26.4)	(19.4)%
Canada	19.1	24.3	(5.2)	(21.4)
Other	1.2	2.2	(1.0)	(45.5)

Net sales	$130.0	$162.6	$(32.6)	(20.0)%

Operating income (loss):
United States	$11.1	$11.3	$(0.2)	(1.8)%
Canada	0.6	3.1	(2.5)	(80.6)
Other	(1.2)	—	(1.2)	*

Operating income	$10.5	$14.4	$(3.9)	(27.1)%

*	Greater than 100%.
Note: Totals may not sum due to rounding.
Q3 2009 compared to Q3 2008
United States
     Net Sales. Overall net sales decreased primarily due to volume declines of approximately $37.0 million due to the continued global economic slowdown, and less favorable weather conditions throughout the United States, partially offset by general selling price increases of approximately $11.0 million. The global economic downturn continues to negatively impact retail, industrial, and construction demand. The general selling price increases went into effect during Q1 2009.
     Operating income. Operating income decreased due to lower sales volume partially offset by general selling price increases and lower distribution and commission expenses of $1.7 million and $0.2 million, respectively, attributed to lower sales volume.
Canada
     Net Sales. Net sales decreased primarily due to volume declines of approximately $4.0 million due to the continued global economic slowdown and unfavorable currency translation of $3.2 million partially offset by general selling price increases of approximately $2.0 million.
     Operating income. Operating income decreased due to volume declines partially offset by general selling price increases and lower distribution and commission expenses of $0.3 million and $0.1 million, respectively, due to lower sales volume.
Other
     Net Sales. Net sales decreased as a result of lower sales volume of approximately $1.0 million due to slower retail demand, partially offset by general selling price increases of approximately $0.1 million.
     Operating income. Operating income decreased due to lower sales volume and $0.5 million in long lived assets impairment charges and $0.5 million in severance costs partially offset by general selling price increases.
Company-Wide
     The table below and the following narrative compares our statements of operations for the thirty-nine week period ended June 27, 2009 (“YTD 2009”) to the thirty-nine week period ended June 28, 2008 (“YTD 2008”).

(Dollars in Millions)
	YTD	YTD	Increase/(Decrease)
	2009	2008	$	%
Net sales	$364.7	$408.5	$(43.8)	(10.7)%
Cost of goods sold	268.3	302.5	(34.2)	(11.3)

Gross profit	96.4	106.0	(9.6)	(9.1)
Gross profit percentage	26.4%	25.9%
Selling, general, and administrative expenses	62.1	71.8	(9.7)	(13.5)
Loss on disposal of fixed assets	0.9	0.5	0.4	80.0
Amortization of intangible assets	0.9	1.0	(0.1)	(10.0)
Impairment charges	0.9	0.2	0.7	*

Operating income	31.5	32.5	(1.0)	(3.1)
Operating income percentage	8.6%	8.0%
Interest expense	22.4	25.6	(3.2)	(12.5)
Other expense	5.6	0.5	5.1	*

Income before income taxes	3.4	6.4	(3.0)	(46.9)
Income tax expense	2.2	0.9	1.3	*

Net income	$1.2	$5.5	$(4.3)	(78.2)%

*	Greater than 100%.
Note: Totals may not sum due to rounding.

YTD 2009 compared to YTD 2008
     Net Sales. Overall net sales decreased primarily due to volume declines of approximately $69.0 million, mainly due to the continued global economic slowdown, unfavorable Canadian currency translation of $14.4 million, less favorable weather conditions throughout much of the United States, and the recording of an additional $1.8 million of store servicing and advertising fees for certain customers as a reduction in revenue, partially offset by general selling price increases of approximately $34.0 million and an increase in snow tool volume of $8.6 million. The general selling price increases went into effect during Q1 2009. The global economic downturn continues to negatively impact retail, industrial, and construction demand. Also, several customers decreased their inventory levels in all three quarters of 2009 which adversely affected our net sales.
     During Q2 2008, one customer changed the manner in which store servicing was provided by eliminating third party contractors and utilizing the customer’s own full-time employees. We could no longer identify the benefit received from store servicing performed for our products sold by the customer. Therefore, beginning in Q2 2008, we recorded store servicing allowances as a reduction to revenue.
     Also during Q2 2008, agreements governing advertising allowances with two significant customers were amended stipulating that no proof of performance was required and advertising allowances were guaranteed. We could no longer identify the benefit received from advertising our products by these customers. Therefore, beginning in Q2 2008, we recorded advertising allowances as a reduction to revenue.
     Gross Profit. Gross profit decreased primarily due to reduced sales volume and the recording of $1.8 million of store servicing and advertising fees as a reduction to revenue as discussed above partially offset by general selling price increases and improved manufacturing efficiencies of $3.1 million. In addition, we purchased certain raw materials and finished goods in late 2008 at lower average prices and our Q1 2009 gross profit benefited from those purchases as the inventory was sold.
     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses decreased primarily due to a $1.9 million increase in recoveries under the U.S. Continued Dumping and Subsidy Offset Act of 2000, or “Byrd Amendment,” lower distribution and commission expenses of $2.8 million and $1.7 million, respectively, attributed to lower sales volume and the recording of $1.8 million of store servicing and advertising fees as a reduction in revenue as discussed above. We recovered $3.0 million in Q1 2009 and $1.1 million in Q1 2008 under the Byrd Amendment. Future recoveries under the Byrd Amendment are unknown and cannot be reasonably assured.
     Loss on Disposal of Fixed Assets. Loss on disposal of fixed assets includes miscellaneous disposals of machinery and equipment.
     Amortization of Intangible Assets. Amortization expense is consistent with the prior period.
     Impairment Charges. Impairment charges increased due to the recording of an impairment loss of $0.5 million related to an asset previously held for sale and $0.5 million related to the impairment of a manufacturing facility and equipment at our Other segment mainly due to the discontinuance of manufacturing certain products.
     Interest Expense. Interest expense decreased partially due to lower average borrowings under our Revolving Loan. In addition, we entered into an interest rate swap during Q2 2009 to replace expiring swaps with a notional amount of $100 million related to our Senior Floating Rate Notes. The new swap reduced the effective interest rate on our Senior Floating Rate Notes to 7.06%. LIBOR rates also declined on a year over year basis reducing interest expense associated with our Revolving Loan.
     Other Expense. Other expense for YTD 2009 includes $8.8 million of an unrealized foreign currency loss on a U.S. dollar denominated intercompany note issued by a Canadian subsidiary that is not of a long-term nature. The loss was partially offset by unrealized gains of $1.5 million related to a U.S. dollar bank account held by a Canadian subsidiary and $0.1 million related foreign currency forward contracts. Other expense for Q3 2009 also includes a realized gain related to foreign currency forward contracts of $1.5 million. Other expense for YTD 2008 includes an unrealized foreign currency translation loss of $0.5 million on the intercompany note.
     Income Tax Expense. Income tax expense for YTD 2009 was mainly comprised of additional valuation allowances of $0.8 million, state taxes of $0.2 million and accrual of federal taxes of $1.1 million. We have accrued $1.2 million of federal and state taxes as an estimate of the expected tax liability that would result from the repatriation our unremitted foreign earnings. The unremitted foreign earnings are expected to be taxable in the U.S. as a result of an internal reorganization that is expected to be completed in the fourth quarter of this year. Income tax expense for YTD 2008 was mainly comprised of additional valuation allowances of $1.1 million. For YTD 2008, a deferred tax asset valuation was necessary for substantially all of our U.S. domestic deferred tax assets, net of certain deferred tax liabilities. We expect to maintain a valuation allowance on these deferred tax assets until we can sustain a sufficient level of profits in the applicable jurisdictions that will demonstrate the ability to realize these net deferred tax assets.
Our Segments
     The following table presents our net sales and operating income (loss) after intercompany eliminations by segment for YTD 2009 and YTD 2008:

(Dollars in Millions)
	YTD	YTD	Increase/(Decrease)
	2009	2008	$	%
Net sales:
United States	$293.3	$330.0	$(36.7)	(11.1)%
Canada	67.5	72.6	(5.1)	(7.0)
Other	3.9	5.9	(2.0)	(33.9)

Net sales	$364.7	$408.5	$(43.8)	(10.7)%

Operating income (loss):
United States	$23.6	$22.7	$0.9	4.0%
Canada	9.8	10.0	(0.2)	(2.0)
Other	(1.9)	(0.2)	(1.7)	*

Operating income	$31.5	$32.5	$(1.0)	(3.1)%

*	Greater than 100%.
Note: Totals may not sum due to rounding.
United States
     Net Sales. Net sales decreased primarily due to volume declines of approximately $63.0 million due to the continued global economic slowdown, the decrease in inventory for several customers in all three quarters of 2009, the recording of $1.8 million of store servicing and advertising fees for certain customers as a reduction in revenue and less favorable weather in the spring as discussed above, partially offset by general selling price increases of approximately $29.0 million. The global economic downturn continues to negatively impact retail, industrial and construction demand.
     Operating income. Operating income increased due to general selling price increases and lower distribution and commission expenses of $2.2 million and $1.4 million, respectively, attributed to lower sales volume partially offset by volume declines.

Canada
     Net Sales. Net sales decreased primarily due to volume declines of approximately $4.0 million, due to the continued global economic slowdown and unfavorable currency translation of $14.4 million, partially offset by $8.6 million in increased snow tool sales and general selling price increases of approximately $5.0 million.
     Operating income. Operating income decreased due to volume declines partially offset by general selling price increases and lower distribution and commission expenses of $0.6 million and $0.3 million, respectively, due to lower sales volume.
Other
     Net Sales. Net sales decreased as a result of lower sales volume of approximately $2.0 million due to slower retail demand partially offset by general selling price increases of approximately $0.2 million.
     Operating income. Operating income decreased due to lower sales volume and the recording of $0.5 million in impairment of long lived assets and $0.8 million in severance costs partially offset by general selling price increases.
Liquidity and Capital Resources
     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. We expect to be able to meet our liquidity requirements for at least the next twelve months through cash provided by operations and through borrowings available under our Revolving Loan. We anticipate the need to refinance our indebtedness, particularly our Revolving Loan, Senior Subordinated Notes and Senior Floating Rate Notes, on or before maturity. We cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

(Dollars in Millions)
	YTD	YTD	Increase/(Decrease)
	2009	2008	$	%
Net cash provided by (used in) operating activities	$22.6	$(1.6)	$24.2	*
Net cash used in investing activities	(5.0)	(4.6)	(0.4)	8.7%
Net cash (used in) provided by financing activities	(8.4)	17.5	(25.9)	*

*	Greater than 100%.
Cash Flows from Operating Activities
     The increase in cash provided by operation activities was primarily the result of a reduction in accounts receivable partially offset by a decrease in accounts payable and accrued expenses and other liabilities.
Cash Flows from Investing Activities
     Purchases of property, plant and equipment were our main investing activities during both periods. Fiscal 2009 capital expenditures are expected to be at or slightly below prior fiscal year levels.
Cash Flows from Financing Activities
     The increase in cash used in financing activities was primarily related to increased Revolving Loan repayments from cash generated from operating activities.

Debt and Other Obligations
     Total indebtedness is as follows:

	June 27,	September 27,
	2009	2008
Revolving Loan	$32,015	$40,010
Senior Floating Rate Notes, net of unamortized discount of $268 and $349, respectively	149,732	149,651
Senior Subordinated Notes	150,000	150,000
Term Note	619	1,033
Capital lease obligation	44	—

Total debt	332,410	340,694
Less:
Short-term Revolving Loan	(32,015)	(40,010)
Current portion of capital lease obligation	(10)	—
Current portion of long-term debt	(566)	(554)

Long-term debt	$299,819	$300,130

			Letters of		(b)
		Borrowing	Credit	(a)	Interest
	Maximum	Base as	Outstanding	Availability	Rate as
	Borrowing	of June	as of June	as of June	of June	Expiration
	Amount	27, 2009	27, 2009	27, 2009	27, 2009	Date
Revolving Loan	$130,000	$84,461	$2,368	$50,078	2.5%	Apr 7, 2011

			(d)		(e)
	Original	(c)	Interest	Maturity	Call Option
	Principal	Interest Rate	Payments	Date	Date
Senior Floating Rate Notes	$150,000	LIBOR + 4%	Jan 15, Apr 15, Jul 15, Oct 15	Jan 15, 2012	Jan 15, 2007
Senior Subordinated Notes	150,000	10%	Jan 15, Jul 15	Jul 15, 2012	Jul 15, 2008
Term Note	2,700	2.5%	Monthly	Jul 19, 2010	n/a

(a)	Total amount available is limited by the amount of eligible accounts receivable, inventory, machinery and equipment, and real estate less letters of credit outstanding.

(b)	The interest rate applicable to the loans under the Revolving Loan is either 1) the “Eurodollar Rate” or London Interbank Offered Rate (LIBOR) plus a margin of 1.75% to 2.75%, or 2) the “Base Rate” plus a margin of 0.50% to 1.50%. The Base Rate is calculated at the higher of 1) the prevailing Federal Funds rate plus 50 basis points or 2) the administrative agent’s prime interest rate plus an applicable rate determined by the Company’s consolidated leverage ratio as defined by the Amended and Restated Senior Secured Credit Agreement.

(c)	LIBOR represents the three month London Interbank Offered Rate which resets quarterly. LIBOR was 1.13% as of April 9, 2009. April 9, 2009 is the reset date for the July 15, 2009 interest payment.

(d)	Interest payments are in cash and paid in arrears.

(e)	The Senior Floating Rate Notes do not have a redemption premium. The Senior Subordinated Notes have a redemption price of 102.5% of principal on or after July 15, 2009, and 100% of principal on or after July 15, 2010.

(f)	As of June 27, 2009, the Company was in compliance with all financial covenants under its indebtedness agreements.
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
     The terms of the Revolving Loan include various covenants that restrict our ability to, among other things, incur additional liens, incur additional indebtedness and make additional investments. In addition, we are prohibited from incurring capital expenditures exceeding $15.0 million in any fiscal year (subject to the right to carry over the unused portion to the following year). In addition, upon the occurrence of a “Cash Dominion Trigger”, we will be required to have Consolidated EBITDA, as defined by the Revolving Loan, of at least $41.0 million cumulative over four consecutive quarters. Under the Revolving Loan, a Cash Dominion Trigger shall have occurred if (1) an event of default under the Revolving Loan shall have occurred or (2) availability under the Revolving Loan falls below certain thresholds. The Revolving Loan also includes customary events of default, including, without limitation, payment defaults, cross defaults to other indebtedness and bankruptcy related defaults.
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
     As of June 27, 2009, the interest rate swaps were recorded as a liability of $1.7 million. The change in fair value for the thirteen and thirty nine week periods ended June 27, 2009 was recognized as an increase to other comprehensive income of $0.6 million and a decrease to other comprehensive income of $0.8 million, net of taxes, respectively.
Off-Balance Sheet Arrangements
     As of June 27, 2009 and September 27, 2008, we had no off-balance sheet arrangements.

Contractual Obligations and Commitments
     The following table represents our contractual commitments associated with our debt and other obligations as of June 27, 2009.

		July	October	October	October	October
		2009 to	2009 to	2010 to	2011 to	2012 to
		September	September	September	September	September
	Total	2009	2010	2011	2012	2013	Thereafter
			(Dollars in Thousands)
Contractual Obligations
Revolving Loan	$32,015	$32,015	$—	$—	$—	$—	$—
Senior Floating Rate Notes	150,000	—	—	—	150,000	—	—
Senior Subordinated Notes	150,000	—	—	—	150,000	—	—
Term Note	619	140	479	—	—	—	—
Capital lease obligation	44	2	10	10	10	10	2
Interest on Notes	69,408	6,141	24,060	24,488	14,719	—	—
Operating leases	80,350	2,433	9,601	9,525	8,957	8,164	41,670
Pension and postretirement payments	55,122	1,109	7,929	7,196	8,769	8,494	21,625
Medical self-insurance	2,150	2,150	—	—	—	—	—
Open purchase orders	21,095	21,095	—	—	—	—	—
Forward purchase commitments	1,701	66	1,635	—	—	—	—
Other commitments	3,266	2,217	512	512	12	13	—

Total contractual obligations	$565,770	$67,368	$44,226	$41,731	$332,467	$16,681	$63,297

Commitments
Outstanding letters of credit	$2,368	$2,368	$—	$—	$—	$—	$—

Total commitments	$2,368	$2,368	$—	$—	$—	$—	$—

     As of June 27, 2009, the total amount of gross unrecognized tax benefits for uncertain tax positions was $1.3 million. We do not expect a significant tax payment related to these obligations within the next year, however, due to the uncertainty of the timing of these tax positions we have not included this liability in the above table.
Financial Position
     Working capital as of June 27, 2009 and September 27, 2008 was as follows:

(Dollars in Thousands)
	June 27,	September 27,	Increase/(Decrease)
	2009	2008	$	%
Current assets:
Cash and cash equivalents	$25,635	$17,159	$8,476	49.4%
Trade receivables, net	58,910	59,168	(258)	(0.4)
Inventories	96,959	110,891	(13,932)	(12.6)
Assets held for sale	—	1,025	(1,025)	(100.0)
Prepaid expenses and other current assets	5,162	6,156	(994)	(16.1)

Total current assets	186,666	194,399	(7,733)	(4.0)
Current liabilities:
Trade accounts payable	22,284	35,691	(13,407)	(37.6)
Accrued interest payable	8,754	6,021	2,733	45.4
Accrued expenses and other current liabilities	24,492	27,634	(3,142)	(11.4)
Revolving loan	32,015	40,010	(7,995)	(20.0)
Current portion of long-term debt and capital lease obligation	576	554	22	4.0

Total current liabilities	88,121	109,910	(21,789)	(19.8)

Working capital	$98,545	$84,489	$14,056	16.6%

     Our working capital as of June 27, 2009 compared to our working capital as of September 27, 2008 was impacted by declines in inventories, trade accounts payable, and amounts outstanding under the Revolving Loan which reflect our actions to reduce spending and working capital in light of sales declines. Accounts receivable remained relatively consistent despite completing our peak selling season, primarily due to the reduced sales and shortened payment terms with certain customers.
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
Interest Rate Risk
     Our primary market risk is interest rate exposure with respect to our floating rate debt, which includes the Senior Floating Rate Notes and Revolving Loan. The interest rate on the Senior Floating Rate Notes at June 27, 2009 was 5.13%. The interest rate on the Revolving Loan at June 27, 2009 was 2.5%. As of June 27, 2009, we had three outstanding interest rate swaps. These swaps effectively fix the variable interest rate portion of the Senior Floating Rate Notes. See “Debt and Other Obligations — Senior Floating Rate Notes” and “— Interest Rate Swaps.” We estimate a 1% change in Revolving Loan interest rates would impact us by approximately $0.6 million based on a trailing twelve month analysis of actual Revolving Loan balances.
Foreign Operations; Currency Risk
     We conduct foreign operations primarily in Canada and Ireland and utilize international suppliers and manufacturers. For fiscal year 2009, we have hedged some of our forecasted Canadian subsidiary operation purchases that are denominated in U.S. dollars. Additionally, we have a Canadian subsidiary that has issued a U.S. dollar denominated intercompany note in the principal amount of $105 million to a U.S. subsidiary. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in either cumulative translation adjustments, which are included in accumulated other comprehensive income (loss), or realized and unrealized gains and losses which are included in other expense. As of June 27, 2009, a hypothetical 10% change in quoted foreign currency exchange rates would increase or decrease the income before income taxes by $13.7 million.
Raw Material; Commodity Price Risk
     We purchase certain raw materials such as resin, steel and wood that are subject to price volatility caused by unpredictable factors. Where possible, we employ fixed rate raw material purchase contracts and customer price adjustments to help us to manage this risk. We do not currently manage our raw materials risk through the use of derivative instruments.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
     Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 27, 2009, our disclosure controls and procedures were effective.

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

AMES TRUE TEMPER, INC.
Date: August 5, 2009	/s/ Duane R. Greenly
Duane R. Greenly
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2009	/s/ David M. Nuti
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