Form 10-K
period 2009-10-03
Ames True Temper, Inc.
filed 2009-12-15
CIK 1297756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 3, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of December 14, 2009, the registrant had 1,000 shares of its common stock, $1.00 par value, outstanding.
Documents Incorporated by Reference
None

AMES TRUE TEMPER, INC.
FORM 10-K
YEAR ENDED OCTOBER 3, 2009

i

TERMS USED IN THIS FORM 10-K
     Unless otherwise noted, or indicated by the context, in this Form 10-K the terms the “Company,” “we,” “us,” “Ames True Temper” and “our” refer to Ames True Temper, Inc. and its subsidiaries; the term “parent” refers to ATT Holding Co., the owner of 100% of our capital stock, which has no assets other than our capital stock. References to our fiscal years are to our parent’s 52 or 53 week period that generally ends on the Saturday nearest to September 30 of such year. The 2009 fiscal year is a 53 week period ended on October 3, 2009. The 2008 and 2007 fiscal years ended on September 27, 2008 and September 29, 2007, respectively, were 52 week years.
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
FORWARD-LOOKING STATEMENTS
     This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “plans,” “will,” “estimates,” “anticipates,” “believes,” “expects,” “intends” and similar expressions. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from our historical experience and those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” and elsewhere in this report.
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

PART I
Item 1. BUSINESS
Our History
     Ames True Temper was formed in 1999 when Ames and its then parent, U.S. Industries, Inc (“USI”), acquired True Temper from the Huffy Corporation, combining two non-powered landscaping products companies with market leadership positions in long handle tools and wheelbarrows. Ames, founded in 1774, only manufactured shovels for much of its history. However, over the last three decades, Ames acquired several companies to expand its product lines and geographical reach. For example, in 1991, Ames acquired Garant, a Canadian lawn and garden tool manufacturer. In 1997, Ames acquired Woodings-Verona and IXL in two separate transactions, adding striking tool and hickory handle manufacturing capabilities, respectively.
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
     As part of a restructuring plan, USI decided to divest its non-powered landscaping product business in 2001. Wind Point Partners, a private equity investment firm, in conjunction with Richard Dell, our retired President and Chief Executive Officer, and Duane Greenly, our President and Chief Executive Officer, purchased this business in January 2002. Over the next nineteen months we completed three acquisitions to complement our product portfolio and enhance our sourcing capabilities. In November 2002, we acquired Dynamic Design, a leading supplier of plastic and foam flowerpots, outdoor planters, window boxes, indoor planters and hanging baskets. In May 2003, we acquired Outdoor Inspirations, to enter the garden hose market. In August 2003, we acquired Greenlife, a leading supplier of non-powered landscaping products manufactured in China.
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
     On April 7, 2006, we acquired Acorn Products, Inc. (“Acorn”), the parent company of UnionTools, Inc., (“Union”), a business engaged in the manufacture and distribution of non-powered landscaping products. On April 12, 2006, we acquired substantially all of the assets and properties of Hound Dog Products Inc. (“Hound Dog”), a business that designs, markets and distributes non-powered specialty tools. These businesses were acquired to expand the Company’s product lines.
General
     We are a global provider of non-powered landscaping products that make work easier for homeowners and professionals. We believe that our global manufacturing strategy, based primarily upon a blend of domestic manufacturing and sourced product, makes us cost-competitive while allowing us to provide a high level of customer service.
     Our Company is organized and managed by three reporting segments: United States (“U.S.”), Canada and Other. The U.S. segment includes sales within the U.S., Mexico and Australia. The Canada segment consists of sales within Canada and the Other segment consists of sales within Ireland and Europe. Additional information regarding segments is provided in Note 9 of the Notes to Consolidated Financial Statements in this report.

Brands
     Our brands are among the most recognized across our primary product categories in the North American non-powered landscaping products market. Our brand portfolio includes, but is not limited to, Ames®, True Temper®, Ames True Temper®, Dynamic Design™ and Garant®, as well as contractor-oriented brands including UnionTools®, Razor-Back® Professional Tools and Jackson® Professional Tools. This strong portfolio of brands allows us to build and maintain long-standing relationships with the leading companies that sell our product categories and to offer specific branding strategies for key retail customers.
     In addition to the brands listed above, we also sell unbranded products to capture the opening price point at major retailers or to satisfy the entire product offering of a customer. While the opening price point category historically has not generated significant revenues, it is an important part of establishing our step-up strategy. As an example, we use opening price point products for our long handle tools to strengthen the position of that category’s “good,” “better” and “best” product lines. We also manufacture and distribute products under proprietary customer brands as requested.
Products
     Leveraging a strong portfolio of brand names, we manufacture and market one of the broadest product portfolios in the non-powered landscaping product industry. This portfolio is anchored by two core product categories: long handle tools and wheelbarrows. We believe that, as a result of our brands’ strengths, high product quality, high level of customer service and strong customer relationships, we have earned market-leading positions in the long handle tool and wheelbarrow product lines.
     The following is a brief description of our primary product lines:
•	Long Handle Tools: A broad line of internally designed and developed long handle tools including shovels, spades, scoops, rakes, hoes, cultivators, weeders, post hole diggers, scrapers, edgers and forks are marketed under leading brand names including Ames, True Temper, Jackson Professional Tools, UnionTools, Razor-Back Professional Tools, Greenlife and Garant. We offer numerous types of heads, including poly, steel and aluminum, and various handles manufactured from wood, steel, aluminum, engineered polymers and fiberglass. The long handle tool line is designed to include a wide range of handle lengths, blade sizes and various features to meet the needs of our end-users. Long handle tools are both a manufactured and sourced product.
•	Wheelbarrows: We design, develop and manufacture a full line of wheelbarrows and lawn carts, primarily under the Ames, True Temper, Jackson Professional Tools, Razor-Back Professional Tools, UnionTools and Garant brand names. The wheelbarrows range in size (2 cubic feet to 10 cubic feet), material (poly and steel), tray form, tire type, handle length and color based on the needs of homeowners, landscapers and contractors. We also source a small portion of the wheelbarrow line from third party suppliers.
•	Planters and Lawn Accessories: We are a distributor of indoor and outdoor planters and accessories mostly sold under the Dynamic Design brand name. We, along with outside resources, design the products which are manufactured by third party suppliers. We offer a wide range of designs and planter sizes (from 6 to 24 inches) which are available in various colors and primarily made of resin and fiberglass. In fiscal 2009, we introduced the Ecogardener™ line of planters made of approximately 90% renewable resources that are biodegradable.
•	Snow Tools: A complete line of snow tools is marketed under the Ames True Temper, True Temper and Garant brand names. The snow tool line includes shovels, pushers, roof rakes, sled sleighs, scoops and ice scrapers for which we internally design, develop and manufacture. A wide range of handles and shapes made of wood, aluminum and steel are included in the line as well as a wide range of head sizes and shapes made of poly, steel and aluminum.
•	Striking Tools: Axes, picks, mattocks, mauls, wood splitters, sledgehammers and repair handles make up the striking tools product line. These products are marketed under the True Temper,

Jackson Professional Tools, UnionTools, Garant and Razor-Back Professional Tools brand names. We internally design these products which come in various sizes, forms and weighted heads that are made of steel with wood, fiberglass or composite handles. Striking tools are both a manufactured and sourced product.
•	Pruning: Our pruning line is made up of pruners, loppers, shears and other tools sold primarily under the Ames and True Temper brand names. We, along with outside resources, design the products which are manufactured by third party suppliers. The pruning tools are made of aluminum and steel blades with handles made from a variety of materials depending upon the tool. A variety of handle sizes, lengths, cutting blade styles and sizes and cutting capacities exist in the product line.
•	Garden Hoses and Hose Reels: We offer a wide range of both manufactured and sourced garden hoses and hose reels under the Ames and Jackson Professional Tools brand names. Our hoses are made of rubber and vinyl and come in a variety of lengths (6 to 100 feet), uses (both home and industrial applications) and styles (such as non-kinking and abrasion resistant material). Our hose reels are made of resin, metal and aluminum and have a hose capacity up to 300 feet. Both our garden hoses and hose reels are designed in house and through outside resources.
     We also provide offerings in other product lines including Hound Dog® specialty tools.
Customers
     We sell our products primarily in the U.S. and Canada through (1) retail centers, including home centers and mass merchandisers, such as The Home Depot, Lowe’s Companies, Wal-Mart, Target, Tractor Supply Company, Canadian Tire and Rona, (2) wholesale chains, including hardware stores and garden centers, such as Ace, Do-It-Best, Orgill and True Value and (3) industrial distributors, such as Grainger and McMaster-Carr.
     The following table includes the approximate percentage of net sales represented by The Home Depot, Lowe’s Companies, Inc., and our ten largest customers:

	October 3,	September 27,	September 29,
	2009	2008	2007
The Home Depot	30%	31%	31%
Lowe’s Companies, Inc.	20	17	18
Ten largest customers	74	70	71
     The following table presents net sales by geographic area (in thousands):

	October 3,	September 27,	September 29,
	2009	2008	2007
United States	$361,728	$403,603	$421,810
Canada	85,558	92,593	71,005
Europe	4,905	7,257	7,952

Total	$452,191	$503,453	$500,767

Product Development
     Our product development efforts focus on new products and product line extensions. We develop products through our in-house industrial design and engineering staffs and through our relationships with a number of outside product engineering and design firms to introduce new products timely and cost effectively.

     Examples of recent new product initiatives include the True Temper Master Gardener™ series of long handle tools designed for the gardening enthusiast, Titanium Xtra® shovels for maximum toughness, PowerStep® shovels for safe and secure foot placement, Excavator® shovels allowing digging to be made easy, an all-new True Temper branded pruning product line focused on ergonomics and precision cutting, Total Control® sledges and axes for high performance and precision, Tech-no-Kink® non-kinking hoses featuring SpringFlex, Duramax™ abrasion-proof hoses with Armor Tech® technology, and Total Control watering cans with multi-grips and EZ-fill openings making watering a breeze.
Sales and Marketing
     Our sales organization is structured by distribution channel in the U.S. and by country internationally. In the U.S., we have dedicated a team of sales professionals for each of our large retail customers. We maintain offices adjacent to each of our three largest customers’ headquarters, as well as dedicated in-house sales analysts at our corporate office. In addition, we have assigned sales professionals to our domestic, wholesale and industrial distribution channels. We also have sales teams located in Canada and Ireland to handle our Canadian and European sales efforts, respectively. In fiscal 2008, we initiated marketing and distribution efforts in Mexico and Australia.
     To assist our clients in marketing our products and responding to new customer trends, we have created teams headed by a product line marketing director focused on each product line. Each team is responsible for implementing category-specific marketing strategies, including new product development, Stock Keeping Unit rationalization and support for key accounts.
     We offer internal graphics capabilities to design catalogs, labels, point of purchase and other sales materials. In addition, we monitor point of sale and sell-through activity to identify product opportunities and develop merchandising programs to help our customers achieve their sales objectives. We also work closely with external research firms, design studios and product engineering organizations to identify and capitalize on emerging consumer and professional end user trends.
Raw Materials and Suppliers
     The primary raw material inputs for our products include resin (primarily polypropylene and high density polyethylene), wood (mainly ash, hickory and poplar logs) and steel (hot rolled and cold rolled). In addition, we purchase some key materials and components, such as metal fork components, wheelbarrow tires, shovel heads and fiberglass handles; however, we complete most of the final assembly internally in order to ensure consistent quality for our customers. During fiscal 2009, we purchased approximately 13% of our total raw materials from one supplier. No single supplier provided more than 13%, 9% and 9% of our raw materials or components as of fiscal 2009, fiscal 2008 and fiscal 2007, respectively.
Competition
     The non-powered landscaping product industry is highly competitive and fragmented. Most of our competitors consist of small, privately-held companies focusing on a single product category. Some of our competitors include Fiskars and Truper in various tool categories, Suncast in hose reels and accessories and Colorite/Swan in garden hoses. In addition, we face competition from imported or sourced products from China, India and other low-cost producing countries, particularly in long handled tools, wheelbarrows, planters, striking tools and pruning tools. We believe the principal factors by which we compete are quality, performance, price, brand strength, reliability and customer service, with the relative importance of each factor varying by product line. Additionally, our three Asian joint ventures enable us to compete with products from low-cost producing countries.
     We believe that our size, product depth and category knowledge provide us with a competitive advantage. In addition, we believe that some offshore manufacturers lack sufficient distribution capabilities to service large retailers. We also believe that our extensive wood mill infrastructure and expertise in curing wood handles, coupled with our proximity to American ash and hickory sources, provide us with a competitive advantage over offshore manufacturers.

Distribution
     We have five distribution centers of which we operate four. The largest of these is a 1.2 million square foot facility in Carlisle, Pennsylvania. Our other U.S. facility is in Reno, Nevada. Finished goods from our manufacturing sites are transported to these facilities by our internal fleet, over the road trucking and rail. Additionally, light assembly is performed at our Carlisle, Pennsylvania and Reno, Nevada locations. We maintain a distribution center in Canada and Ireland and utilize a third party distribution center in Mexico City, Mexico. Effective October 3, 2009, the Louisville, Kentucky distribution center was closed.
     Our streamlined logistics and manufacturing capabilities allow us to deliver products cost effectively with shorter lead times, providing our customers significant value for our products and services.
Joint Ventures
     We hold joint venture interests ranging from 25% to 35% in three separate joint ventures. We do not share in the profits or losses of the joint ventures. Under the terms of the Chinese joint venture agreements, we are entitled to minority representation on the board of directors of each joint venture and do not receive financial information for the joint ventures.
Chengde Greenlife Houseware Co., Ltd. Joint Venture
     This joint venture, owned by Pingquan County Stamping Factory (65%), us (30%) and Dick Liao (5%), manufactures metal home and gardening products. We are responsible under the joint venture agreement for handling the sale of products outside of China, while the joint venture is responsible for the sale of products within China with the exception of global customers. The term of the joint venture agreement is 15 years and was entered into during 2003. The joint venture may be terminated by mutual agreement of the joint venture parties.
Fujian Greenlife Tools of Garden Co., Ltd. Joint Venture
     This joint venture, owned by Fujian Huakun Implement Company Limited (Fujian) (35%), Fuzhou Huatian Auto Accessories Company Limited (35%), us (25%) and Dick Liao (5%) manufactures poly rakes, steel rakes, cutting tools and car components. Fujian is responsible for the development, engineering and production of products, while we are responsible for exporting products of the joint venture. The term of the joint venture agreement is 10 years and was entered into during 2003. The joint venture can be terminated by mutual agreement of the joint venture parties.
Dalian Greenlife Tools Co., Ltd. Joint Venture
     This joint venture, owned by Shushi (Dalian) Steel Shovel Manufacturing Co. (57%), us (35%) and Dick Liao (8%), manufactures assorted garden tools and metal products. We are responsible for exporting the products of the joint venture. The term of the joint venture agreement is 20 years and was entered into during 2003. The joint venture may be terminated by mutual agreement of the joint venture parties.
Intellectual Property
     We hold registered U.S. trademarks and issued U.S. patents, which are important to our business. Additionally, we and our wholly-owned subsidiaries hold trademarks, patents and copyrights in countries where we sell our products. We also hold an exclusive license in the U.S. and Canada to manufacture Clog-Free™ rakes.
Employees
     As of October 3, 2009, we had approximately 1,452 full-time employees worldwide. Most of these employees work in manufacturing and distribution for the U.S. segment. At certain times of the year, we augment our workforce with temporary workers to accommodate seasonal increases in business activity. Approximately 145 of our U.S. employees are represented by the following:
1)	United Brotherhood of Carpenters and Joiners of America (UBCJ); contract expires September, 2012,

2)	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union; contract expires October, 2013,
3)	International Brotherhood of Teamsters (IBT); contract expires April, 2013.
     In addition, 201 employees in our Canadian segment are represented by the Trade Union Advisory Committee. The collective bargaining agreement affecting these employees is in place until October, 2013. In Ireland, 15 of approximately 32 employees are covered by one labor agreement and participate in a national wage plan. We believe that our relations with our employees are generally good.
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
     Prior to entering into a Settlement and Release Agreement with Jacuzzi Brands, Inc. on May 15, 2006, we were entitled to indemnification by the former owners for 100% of costs for remediation efforts arising out of certain environmental conditions that were known at the time of closing and 80% of costs for remediation efforts for certain other known items. We were also entitled to indemnification for costs of remediation efforts arising out of certain environmental conditions that were unknown at the time of closing, subject to a sliding scale cost allocation scheme. Upon executing the Settlement and Release Agreement, the Company assumed all environmental liabilities as a result of the release of the environmental indemnities. A portion of the settlement payment offset the recording of additional environmental liabilities in fiscal 2006. This settlement payment pertained to our Harrisburg, Pennsylvania facility, St. Francois, Quebec, Canada facility and two Parkersburg, West Virginia facilities. During fiscal 2009, we completed active remediation for our Harrisburg, Pennsylvania and St. Francois, Quebec, Canada sites. No further action at these sites is required at this time. The Company continues to carry environmental insurance. While we do not expect to incur significant costs associated with the remaining projects in West Virginia, there can be no assurance that all such costs will be covered by insurance.
     We are currently engaged in site investigation or active remediation at three sites, which is the result of historical facility operations prior to our ownership. We are actively remediating two locations in Parkersburg, West Virginia and a facility in Frankfort, New York. The active remediation of the two Parkersburg locations is nearly complete, and we believe these sites will be granted no further action status by the West Virginia Department of Environmental Protection in 2010. We are actively working with the New York State Department of Environmental Conservation and the New York State Department of Health on the remediation of our Frankfort site. During our initial remediation activities, an underground fuel oil tank with surrounding soil contamination was discovered and is taking significant efforts to remediate. As a result, we recorded a charge to cost of goods sold of approximately $2.6 million for the costs associated with the removal of the fuel oil tank and soil contamination during the fourth quarter of fiscal 2009. The circumstance affecting our loss estimate includes the extent of the soil contamination. We believe remediation will be completed by the end of fiscal 2010.
     In May 2008, we experienced a fuel oil release at our Camp Hill, Pennsylvania facility. Active remediation has been completed and we are in the “monitoring stage” awaiting direction from the Pennsylvania Department of Environmental Protection. While the monitoring is still proceeding and final resolution is pending, we are confident that all costs associated with this issue will be covered by insurance, limiting our exposure to our deductible.
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
     We have incurred and will continue to incur costs to comply with the requirements of environmental, health and safety laws, ordinances and regulations. We anticipate that these requirements will become more stringent in the future, and we cannot provide assurance that compliance costs will not be material.
Segment Reporting
     Duane R. Greenly is our President and Chief Executive Officer (CEO). In this position, Mr. Greenly maintains functional responsibility for the U.S. segment along with corporate responsibilities as CEO. Our “chief operating decision maker,” as the term is defined in related accounting guidance, includes our CEO and geographic Presidents or Managing Directors.
     During the fourth quarter of fiscal 2009, the Company consummated an internal reorganization between the U.S. and Canada segments. Pursuant to this reorganization, a Canadian subsidiary of the Company transferred all of the outstanding shares of a U.S. subsidiary of the Company to a separate U.S. subsidiary. This transfer resulted in fiscal 2008 and fiscal 2007 trade name impairments reported in our U.S. segment. See Note 9 in the notes to the consolidated financial statements for further information.
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
     Our two largest customers accounted for 50% (30% and 20%) of our net sales for fiscal 2009. Our ten largest customers accounted for approximately 74% of our total net sales during fiscal 2009. The loss or reduction in orders from any of these customers could have a material adverse effect on our business and our financial results, as could customer disputes regarding shipments, fees, brand use and positioning, merchandise condition or related matters. Our business also may be negatively affected by changes in the policies of our significant retail customers, such as return policies or reductions in shelf space allocation to us.
     We also extend credit to our customers, which exposes us to credit risk. Our two largest customers and our ten largest customers accounted for approximately 48% and 60%, respectively, of our net accounts receivable as of October 3, 2009. If one or more of these customers were to become insolvent or were otherwise unable to pay us, our financial condition, results of operations and cash flows would be adversely affected.
Our results of operations may be adversely impacted by macroeconomic events.
     Beginning in 2008 continuing through 2009 and into fiscal 2010, global macroeconomic conditions have experienced a significant downturn. Purchases of our products are discretionary for consumers and consumers are generally more willing to purchase our products during periods in which favorable macroeconomic conditions prevail. Therefore, our business has been adversely affected. If the current macroeconomic environment persists or worsens, consumers may further reduce or delay their purchases of our products. Any such reduction in purchases could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Reliance on third party suppliers and manufacturers may impair our ability to meet customer demands.
     We rely on a limited number of domestic and foreign companies, including our joint venture partners, to supply components and manufacture certain of our products. The percentage of our products, based on net sales that we source was approximately 43% in fiscal 2009. We anticipate that this percentage will remain at or near the fiscal 2009 level through fiscal 2010. Reliance on third party suppliers and manufacturers may reduce our control over the timing of deliveries and quality of products. Reduced product quality or failure to deliver products quickly may jeopardize our relationships with certain of our key customers. In addition, reliance on third party suppliers or manufacturers may result in failure to meet our customer demands. Continued turbulence in the worldwide economy may affect the liquidity and financial condition of our suppliers. Should any of these parties fail to manufacture sufficient supply, go out of business or discontinue a particular component, we may not be able to find alternative suppliers in a timely manner, if at all. Such events could impact our ability to fill orders, which would have a material adverse effect on our customer relationships.
If we are unable to obtain raw materials for our products at favorable prices it could adversely impact our operating performance.
     Our suppliers primarily provide resin (primarily polypropylene and high density polyethylene), wood (mainly ash, hickory and poplar logs) and steel (hot rolled and cold rolled). During fiscal 2009, we purchased approximately 13% of our total materials from one supplier. No other single supplier provided more than 10% of our components in 2009. We cannot assure you that we may not experience shortages of raw materials or components for our products or be forced to seek alternative sources of supply. If temporary shortages due to disruptions in supply caused by weather, transportation, production delays or other factors require us to secure our raw materials from sources other than our current suppliers, we may not be able to do so on terms as favorable as our current terms or at all. In addition, material increases in the cost of any of these items on an industry-wide basis could have an adverse impact on our operating performance and cash flows if we are unable to recoup these increased costs from our customers, which could have a material adverse effect on our business and financial results. We currently do not engage in hedging or other financial risk management strategies with respect to potential price fluctuations in the cost of raw materials.

We are subject to risks associated with our foreign operations.
     We have operations in Canada, China and Ireland, either directly or through joint ventures. We also have a third party distribution arrangement in Mexico. Our foreign operations are subject to the risk of fluctuations in the relative value of the U.S. dollar and the local unit of currency. The recent decline of the value of the U.S. dollar relative to local units of currency lowered our foreign operating results in fiscal 2009. During fiscal 2009, we hedged some of our fiscal 2010 forecasted Canadian operations purchases that are denominated in U.S. dollars. These contracts do not qualify for hedge accounting treatment and the gains and losses are recorded in earnings.
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
     A substantial amount of our sourcing is done through our Chinese joint ventures. China does not have a well-developed, consolidated body of laws governing foreign investment enterprises. Enforcement of existing laws or contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation. In addition, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes.
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
     Because our lawn and garden products are used primarily in the spring and summer, our business is highly seasonal. In fiscal 2009, 60% of our sales occurred during our second and third fiscal quarters. A majority of our operating income and cash flow is generated in this period. Our working capital needs and our borrowings generally peak near the end of our second fiscal quarter in preparation for the spring selling season. If cash on hand and borrowings under our senior credit facility are ever insufficient to meet our seasonal needs or if cash flow generated during the spring and summer is insufficient to repay our borrowings on a timely basis, this seasonality could have a material adverse effect on our business, results of operations, financial condition and cash flow.
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
     We believe that our future success will depend, in part, upon our ability to develop, market and produce new products, as well as to continue to improve existing products. We may not continue to be successful in the timely introduction and marketing of new products or innovations to our existing products. If we fail to successfully introduce, market and manufacture new products or product innovations and differentiate our products from those of our competitors, our ability to maintain or enhance our industry position could be adversely affected, which in turn could materially adversely affect our business, financial condition or results of operations and cash flows.
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
     From approximately 1993 through 1999, we manufactured and sold 647,000 wheelbarrows with poly wheel hubs. Various claims have been submitted, and lawsuits filed, to recover for injuries sustained while inflating tires on these wheelbarrows. In 2002, we participated in a voluntary “fast track” recall of these wheelbarrows with the Consumer Product Safety Commission. We again voluntarily recalled these wheelbarrows in June 2004 in cooperation with the Consumer Product Safety Commission. However, less than 1% of the total products sold were returned, leaving an unknown number in service. To date, we have responded to 34 claims involving this product. All known claims have been resolved. Although we believe that we have sufficient insurance coverage in place to cover these claims, a successful claim may exceed the limits of our coverage.
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
     We cannot provide assurance that our business will generate sufficient cash flow from operating activities or that future borrowings will be available to us under our credit facility in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We will need to refinance our Senior Subordinated Notes and our Senior Floating Rate Notes on or before maturity in 2012, and we may need to refinance our revolving credit facility on or before maturity in 2011. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Our credit facility contains restrictive covenants and cross default provisions that require us to maintain specified financial covenants. Our ability to satisfy those financial covenants can be affected by events beyond our control, and we cannot provide assurance that we will satisfy those covenants. A breach of any of these financial covenants or other covenants could result in a default. Upon the occurrence of an event of default, the lenders could elect to declare the applicable outstanding indebtedness due immediately and payable and terminate all commitments to extend further credit. We cannot be sure that our lenders would waive a default or that we could pay the indebtedness in full if it were accelerated.
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
     We employ approximately 1,452 people on a full-time basis, approximately 25% of whom are covered by collective bargaining or similar labor agreements. We currently are a party to five such agreements. If our unionized employees were to engage in a strike or other work stoppage, or if we are unable to negotiate acceptable extensions of our agreements with labor unions resulting in a strike or other work stoppage by the affected workers, we could experience a significant disruption of operations and increased operating costs. In addition, any renegotiation or renewal of labor agreements could result in higher wages or benefits paid to unionized employees, which could increase our operating costs and could have a material adverse effect on our profitability.
We may be required to record impairment charges for goodwill and indefinite-lived intangible assets.
     We are required to assess goodwill and indefinite-lived intangible assets annually for impairment or on an interim basis if changes in circumstances or the occurrence of events suggest impairment exists. If impairment testing indicates that the carrying value of our reporting units or indefinite-lived intangible assets exceeds the respective fair value, an impairment charge would be recognized. For fiscal 2009, we have approximately $57.5 million of goodwill and $47.9 million of indefinite-lived intangible assets. Indefinite-lived intangible asset impairment charges were $0.8 million, $15.6 million and $4.4 million as of fiscal 2009, fiscal 2008 and fiscal 2007, respectively. If our goodwill or indefinite-lived intangible assets were to become further impaired, our results of operations could be materially and adversely affected.
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
     We currently operate 9 of our 11 manufacturing/distribution facilities and 8 of our 13 wood processing facilities. At our manufacturing facilities, we perform various value added processes for our products, including assembly, forging, forming, injection molding, painting, stamping, treating, turning and welding. Through our Chinese joint venture partners, we have access to multiple manufacturing facilities in China. Our executive headquarters are located in Camp Hill, Pennsylvania.
     In fiscal 2009, we paid an aggregate of approximately $9.4 million for rent on all our leased properties and our projected rent for fiscal 2010 is substantially the same. Our leased facilities vary in term, generally lasting up to 12 years. Several of the leases also contain renewal provisions. We believe our current facilities are generally well maintained and provide adequate production and distribution capacity for future operations. We may, during peak seasons, enter into short-term leases to provide overflow storage facilities. Additionally, we have several small satellite offices to support our sales force throughout the U.S.
     The following table sets forth certain information concerning our current operating facilities and those of our joint venture partners:

		Approximate	Owned/
Location	Country	Square Footage	Leased	Use
Manufacturing/Distribution
Bernie, MO	United States	170,000	Owned	Manufacturing
Camp Hill, PA	United States	380,000	Leased	Manufacturing, Executive Offices
Carlisle, PA	United States	1,217,000	Leased	Manufacturing, Distribution
Cork	Ireland	74,000	Owned	Manufacturing, Distribution
Falls City, NE	United States	82,000	Owned	Manufacturing
Frankfort, NY	United States	289,800	Owned	Idle
Harrisburg, PA	United States	264,000	Owned	Manufacturing
Lewistown, PA	United States	124,400	Leased	Manufacturing
Louisville, KY	United States	302,500	Leased	Idle
Reno, NV	United States	400,000	Leased	Manufacturing, Distribution
St. Francois, Quebec	Canada	353,000	Owned	Manufacturing, Distribution

Wood Mills
Campaign, TN	United States	10,000	Owned	Wood Processing
Dexter City, OH	United States	12,600	Owned	Wood Processing
Frankfort, NY	United States	13,500	Owned	Idle
Lebanon, KY	United States	13,500	Owned	Idle
North Vernon, IN	United States	17,680	Owned	Idle
Palmyra, ME	United States	15,000	Owned	Idle
Pine Valley, NY	United States	15,750	Owned	Wood Processing
Portville, NY	United States	9,000	Owned	Idle
Princeton, KY	United States	10,000	Owned	Wood Processing
Unadilla, NY	United States	13,000	Owned	Wood Processing
Union City, PA	United States	70,000	Owned	Wood Processing
Wallingford, VT	United States	93,000	Owned	Wood Processing
Woodstock, New Brunswick	Canada	7,800	Owned	Wood Processing

Joint Ventures
Hebei Province	China	600,000	—	Manufacturing, Distribution
Fujian Province	China	180,000	—	Manufacturing, Distribution
Liaoning Province	China	184,000	—	Manufacturing, Distribution

Item 3.	LEGAL PROCEEDINGS
     During December 2004, a customer of Union was named in litigation that involved the Company’s products. The complaint asserted causes of action against the defendant for improper advertisement to the consumer. The allegation suggests that advertisements lead the consumer to believe that the hand tools sold were manufactured within the boundaries of the United States. The allegation asserts cause of action against the customer for common law fraud. In the event of a judgment against our customer, there is a possibility that the customer would seek legal recourse for an unspecified amount in contributory damages.
     From approximately 1993 through 1999, we manufactured and sold approximately 647,000 wheelbarrows with poly wheel hubs. Various claims were submitted, and lawsuits filed, to recover for injuries sustained while inflating tires on these wheelbarrows. In 2002, we participated in a voluntary “fast track” recall of these wheelbarrows with the Consumer Product Safety Commission. We again voluntarily recalled these wheelbarrows in June 2004 in cooperation with the Consumer Product Safety Commission. However, less than 1% of the total products sold were returned, leaving an unknown number in service. To date, we have responded to 34 claims involving this product. All known claims have been resolved. Although we believe that we have sufficient insurance coverage in place to cover these claims, a successful claim may exceed the limits of our coverage.
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
     There is no established public trading market for our common stock. All of our 1,000 outstanding shares of common stock are held by our parent. We have not declared a dividend on our common stock. We are generally restricted from paying dividends by certain of our credit facility covenants and the indentures pursuant to which the 10% Senior Subordinated Notes due 2012, which are referred to in this Form 10-K as the “Senior Subordinated Notes,” and the Senior Floating Rate Notes due 2012, referred to as “Senior Floating Rate Notes,” were issued. However, we may pay dividends in the future if we are permitted to do so under our debt arrangements.

Item 6.	SELECTED FINANCIAL DATA
     The selected consolidated financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements” and the related notes included in this Form 10-K.
     The following table sets forth selected consolidated financial data of our parent. Separate financial information for Ames True Temper, Inc. is not presented since our parent has no operations or assets separate from its investment in Ames True Temper, Inc. and the Senior Subordinated Notes and the Senior Floating Rate Notes are guaranteed by our parent. The selected consolidated financial data presented below have been derived from our parent’s audited consolidated financial statements. Our parent’s historical results included below and elsewhere in this Form 10-K are not necessarily indicative of our parent’s future performance.

	(Dollars in Thousands)
	(1)	(2)			(1)
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	October 1,	September 30,	September 29,	September 27,	October 3,
	2005	2006	2007	2008	2009
Income Statement Data:
Net sales	$450,604	$483,601	$500,767	$503,453	$452,191
Gross profit	106,060	127,984	121,416	130,844	126,272
Selling, general and administrative expenses	77,319	96,593	95,863	96,258	86,838
Impairment charges (3)	122,678	6,377	4,465	15,783	1,727
Operating (loss) income	(95,714)	23,548	18,293	16,611	35,104
Interest expense	32,527	33,781	36,145	33,812	29,708
(Loss) income before income taxes	(128,155)	(4,577)	(12,310)	(20,276)	5,920
Net (loss) income	(125,200)	(4,577)	(18,110)	(16,422)	4,557
Other Data:
Depreciation and amortization	12,031	13,979	17,625	17,131	17,647
Cash paid for property, plant and equipment	11,600	15,797	10,861	8,100	6,749
Ratio of earnings to fixed charges (4)	—	—	—	—	—
Balance Sheet Data (at end of period):
Working capital	109,610	86,205	74,675	84,489	104,441
Total assets	375,025	455,779	392,785	373,825	334,623
Total debt	301,948	368,400	343,688	340,694	317,780

(1)	Fiscal years ended October 1, 2005 and October 3, 2009 are 53 week periods.

(2)	Data includes results of Acorn and Hound Dog from April 2006 acquisition date through end of fiscal year.

(3)	Impairment charges for the period ended October 1, 2005 include $119.8 million of goodwill impairment.

(4)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes less preferred stock dividend requirements plus fixed charges. Fixed charges consist of interest (expensed and capitalized) on all indebtedness, plus preferred stock dividends and a proportion of rental expenses deemed to be representative of the interest factor. The earnings were deficient to meet fixed charges by $139.2 million, $20.3 million, $36.2 million, $53.3 million and $37.1 million for the periods ended October 1, 2005, September 30, 2006, September 29, 2007, September 27, 2008 and October 3, 2009. See Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations’’ and Exhibit 12.1 “Computation of Ratio of Earnings to Fixed Charges” for further information on the factors that caused a deficiency for the period ended October 3, 2009.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A’’) is intended to help the reader understand our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying notes thereto of our parent, ATT Holding Co., contained in Item 8 of this report. A separate discussion for Ames True Temper, Inc. is not presented since our parent has no operations or assets separate from its investment in Ames True Temper, Inc. and the Senior Subordinated Notes and Senior Floating Rate Notes are guaranteed by our parent. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See “Forward-Looking Statements.” This overview summarizes the MD&A, which includes the following sections:
•	Our Business — a general description of our business and a statement of our business objective.

•	Critical Accounting Estimates — a discussion of accounting policies that require critical judgments and estimates.

•	Operations Review — an analysis of our consolidated results of operations for the three years presented in our consolidated financial statements.

•	Liquidity, Capital Resources and Financial Position — an analysis of cash flows; debt and other obligations; off-balance sheet arrangements; aggregate contractual obligations and an overview of financial position.
Our Business
General
     Ames True Temper, Inc. is a global provider of non-powered landscaping products that make work easier for homeowners and professionals.
     We offer the following 8 distinct product lines: long handle tools, wheelbarrows, planters, garden hoses and hose reels, snow tools, striking tools, pruning tools, and Hound Dog specialty tools.
     We sell our products primarily in the U.S. and Canada through (1) retail centers, including home centers and mass merchandisers, (2) wholesale chains, including hardware stores and garden centers, and (3) industrial distributors.
     We have a large portfolio of recognized brands that enables us to offer specific branding strategies for key retail customers. Our brands are recognized across our primary product categories in the North American non-powered landscaping products market. Our brand portfolio includes Ames, True Temper, Ames True Temper and Garant, as well as contractor-oriented brands including UnionTools, Razor-Back Professional Tools and Jackson Professional Tools. This strong portfolio of brands allows us to build and maintain long-standing relationships with the leading companies that sell our product categories.
     We believe that our global manufacturing strategy, based primarily upon a blend of domestic manufacturing and sourced product, makes us cost-competitive while allowing us to provide a high level of customer service.
Our Objective
     Our objective is to use our extensive brand portfolio, strong customer relationships, commitment to new product development and our global manufacturing strategy to achieve long-term growth and increase shareholder value.
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
•	Inventories

•	Recoverability of Goodwill and Other Intangible Assets

•	Pension Liability

•	Income Taxes
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
Inventories
Inventories are stated at the lower of cost or market, which are based on the first-in first-out method of accounting. Valuation provisions are recorded for estimates of excess and obsolete inventory based on a variety of factors, including future demand, product changes and improvements and new product introductions. The adequacy of our valuation provisions could be materially affected by changes in the demand for our products. We estimate that a 10% decrease in demand for our products would increase our valuation provision by approximately $56,000 and a 10% increase in demand for our products would reduce our valuation provision by approximately $29,000.
Recoverability of Goodwill and Other Intangible Assets
     We evaluate goodwill and indefinite lived intangible assets for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, a material negative change in our relationships with significant customers and economic conditions that may affect the assumptions.
     Goodwill
     In the fiscal year ended September 25, 2004, we were acquired by a private equity firm, together with certain employees of the Company and its subsidiaries, and the resulting goodwill was allocated to reporting units based upon the fair value of each reporting unit at the time of the transaction. The fair value of each reporting unit was estimated using a market multiple approach. In accordance with accounting guidance, goodwill arising from subsequent transactions was allocated to reporting units that were assigned the assets and liabilities assumed. As a result, all goodwill from our fiscal 2006 acquisitions was assigned to the U.S. reporting unit along with the assets and liabilities assumed in the transactions.
     In testing goodwill for impairment, we use a two-step impairment approach as required by United States generally accepted accounting principles (“U.S. GAAP”). The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, no indication of goodwill impairment exists and the second step is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step requires the fair value of each reporting unit to be allocated to assets (including intangible assets other than goodwill) and liabilities similar to a purchase price allocation in a business combination. Any fair value remaining after allocation is considered implied goodwill. Implied goodwill is compared to the carrying value of goodwill for each reporting unit. If the implied goodwill exceeds the carrying value of goodwill, no impairment is recognized. If the carrying value of goodwill exceeds the implied goodwill, an impairment is recognized for the difference.
     We utilize multiple valuation methods to determine the fair value of our reporting units which is consistent with marketplace participant assumptions since multiple methods are generally accepted to value going concern entities. We utilized the following valuation methods as of October 3, 2009 and September 27, 2008: (1) publicly traded methodology — a market approach, (2) transaction methodology — a market approach, and (3) discounted cash flow methodology — an income approach with weightings of 40%, 20%, and 40%, respectively. Due to the fact that the transaction methodology contained mostly historical transactions that may not reflect current market conditions, it received the smallest weighting percentage.
     The publicly traded methodology compares the subject company to publicly held companies whose stock is publicly traded. A value indication is determined from the various multiples developed from the guideline publicly traded companies. These multiples are normally based on earnings of companies in similar lines of business and include consideration of other relevant factors, such as capital structure, growth prospects and risk. The transaction methodology compares the subject company to guideline companies involved in acquisitions. A value indication is determined from the various multiples developed from the transaction values. These multiples are normally based on earnings of companies in similar lines of business and include consideration of other relevant factors, such as financial position, profitability, growth prospects and risk. The discounted cash flow methodology is based on the future cash flow generating ability of the reporting unit, discounted at the appropriate rate of return commensurate with the risk characteristics of the reporting unit as well as current rates of return for equity and debt capital as of the valuation date.
     The material assumptions used to determine the fair value of reporting units include estimates of revenues, costs, and discount rates. We utilized budgets and forecasts as prepared by management that were available at the time of the impairment analysis for purposes of estimating revenues and costs. Discount rates were based upon a market participant’s weighted average cost of capital using market data available as of impairment testing dates. We believe the assumptions used are consistent with market participant assumptions for purposes of valuing reporting units. There were no material changes in assumptions on a year over year basis.
     The fair value of each reporting unit exceeded their respective carrying values as of October 3, 2009 and September 27, 2008; therefore, the second step of the impairment test was not necessary.
     As of October 3, 2009, the fair values of the United States and Canada reporting units exceeded their carrying amounts by 114.3% and 131.2%, respectively. In addition, there was no indication of impairment under any of the individual methods-market approach-publicly traded methodology; market approach-transaction methodology; or the income approach-discounted cash flow methodology.
     Other Indefinite Lived Intangibles
     Our indefinite lived intangible assets consist solely of trade names. In testing our indefinite lived intangibles for impairment, we compare the fair value to the carrying value. If the fair value exceeds the carrying value, no impairment is recorded. If the carrying value exceeds the fair value, an impairment is recorded for the difference. We estimate the fair value of trade names utilizing the relief from royalty method (a discounted cash flow methodology). The relief from royalty method represents the present value of savings resulting from owning the right to manufacture or sell products under a trade name without having to pay a license fee for its use. It requires us to estimate future revenues, royalty rates and a discount factor.
     In fiscal 2009, 2008 and 2007 we recorded impairment charges of approximately $0.8 million, $15.6 million and $4.4 million, respectively, related to certain trade names. The fiscal 2009 impairment was the result of the continued decline in industrial and commercial markets. In addition, the discount factor declined to 17.0% from 18.5% in fiscal 2008 mainly due to a reduction in market interest rates and credit spreads. The fiscal 2008 impairment was mainly due to market conditions at that time which caused the discount factor to increase to 18.5% from 12.9% in fiscal 2007. The economic downturn at the end of fiscal 2008 created an increased level of near-term uncertainty relative to retailer and distributor reactions (i.e. reducing purchases from us and reducing historical inventory levels) to consumer spending declines. The decline in consumer spending continued into fiscal 2009 whereby retailers continued to reduce purchases and inventory levels as a reaction to market conditions. Retailer and distributor reactions, as well as, overall changes in consumer spending behavior impact our future estimates of revenues, costs and cash flow. We included a risk premium of 3% in fiscal 2009 and 2008 in the discount factor to account for the increased execution risk in our projections and the high amount of leverage in our capital structure as compared to the industry benchmark.
     The fiscal 2007 impairment was the result of our revised outlook of revenue directly associated with the trade names which have been unfavorably impacted by changing brand strategies. The shift in brand strategies by two of our significant customers whereby their product mix was less heavily weighted with our trade name goods, reduced the amount of estimated branded revenues from these two significant customers, leading to lower trade name fair values and, subsequently, impairment charges. The shift in branding strategies was driven by changes in marketing strategies by these two significant customers and not decisions of management.
     While we are unable to predict the occurrence of certain future events, we estimate that a 10% decrease in projected revenue related to each of the trade names would have resulted in an increase in impairment of $0.8 million in fiscal 2009. In addition, a 1% increase in the discount rate would have resulted in an increase in impairment of $0.6 million.
Pension Liability
     We have defined benefit plans and postretirement plans, under which participants earn a retirement benefit based upon a formula set forth in the plan. We record expense related to these plans using actuarially determined amounts. Key assumptions used in the actuarial valuations include the discount rate and the expected rate of return on plan assets. These rates are based on historical experience, current market conditions and management’s judgment.
     The accumulated benefit obligation of the defined benefit plans is a discounted amount calculated using market interest rates. An increase in market interest rates, assuming no other changes in the estimates, reduces the amount of the accumulated benefit obligation and the related expense. A decrease in market interest rates, assuming no other changes in the estimates, increases the amount of the accumulated benefit obligation and the related expense. Changes to the expected long-term rate of return on plan assets also impact pension expense. An increase in the expected long-term rate of return on plan assets decreases pension expense. Conversely, a decrease in the expected long-term rate of return on plan assets increases pension expense.
     We use an 8% long term rate of return and estimate that a 1% change in the long term rate of return on plan assets would have the following effect on fiscal 2009 results:

	1% Increase	1% Decrease
	(in millions)
Effect on net periodic benefit (credit) cost	$(1.3)	$1.3

     We use a 6.10% discount rate for the defined benefit plans and a 6.30% discount rate for the postretirement plans and estimate that a 1% change in the discount rates would have the following effect on fiscal 2009 results:

	1% Increase	1% Decrease
	(in millions)
Effect on net periodic benefit (credit) cost	$(0.1)	$1.0
Income Taxes
     We record deferred tax assets and liabilities for the effect of temporary differences between book and tax bases of recorded assets and liabilities and operating losses and tax credit carryforwards using enacted tax rates. We are required to reduce deferred tax assets with a valuation allowance, if it is more likely than not that some portion or all of the deferred tax assets will not be recognized. In addition, we record liabilities for uncertain income tax positions. A tax position is a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in the measurement of current and deferred income taxes. Tax positions are recognized only when it is more likely than not (a likelihood of greater than 50%), based on the technical merits, that the position will be sustained upon examination. A probability approach is used in the measurement of the tax position which is the largest amount of the tax benefit that is considered to have a greater than 50% likelihood of being realized upon settlement.
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
Operations Review
Fiscal 2009 (53 Weeks) Compared to Fiscal 2008 (52 Weeks)
Company-Wide
     The table below and the following narrative compares our statements of operations for the fiscal year ended October 3, 2009 (“fiscal 2009”) to the fiscal year ended September 27, 2008 (“fiscal 2008”). The effect of the fifty-third week of fiscal 2009 as compared to the fifty-two weeks of fiscal 2008 is not material.

	(Dollars in Millions)
	Fiscal	Fiscal	Increase/(Decrease)
	2009	2008	$	%
Net sales	$452.2	$503.5	$(51.3)	(10.2)%
Cost of goods sold	325.9	372.6	(46.7)	(12.5)

Gross profit	126.3	130.8	(4.5)	(3.4)
Gross profit percentage	27.9%	26.0%
Selling, general and administrative expenses	86.8	96.3	(9.5)	(9.9)
Loss on disposal of fixed assets	1.4	0.8	0.6	75.0
Amortization of intangible assets	1.2	1.4	(0.2)	(14.3)
Impairment charges	1.7	15.8	(14.1)	(89.2)

Operating income	35.1	16.6	18.5	*
Operating income percentage	7.8%	3.3%
Interest expense	29.7	33.8	(4.1)	(12.1)
Other (income) expense	(0.5)	3.1	3.6	*

Income (loss) before income taxes	5.9	(20.3)	26.2	*
Income tax expense (benefit)	1.4	(3.9)	5.3	*

Net income (loss)	$4.6	$(16.4)	$21.0	*

*	Greater than 100%.

Note: Totals may not sum due to rounding.
     Net Sales. Overall net sales decreased primarily due to volume declines of approximately $85.0 million, excluding snow tools, unfavorable Canadian currency translation of $14.9 million, less favorable weather conditions throughout much of the United States and the recording of an additional $1.8 million of store servicing and advertising fees for certain customers as a reduction in revenue as discussed below. The global economic slowdown has continued to negatively impact retail, industrial and construction demand. Also, several customers decreased their inventory levels in all four quarters of 2009 which adversely affected the volume of our net sales. Declines were partially offset by general selling price increases of approximately $41.0 million and an increase in snow tool volume of $10.5 million. The general selling price increases went into effect during Q1 2009.
     During the quarter ended March 29, 2008 (“Q2 2008”), one customer changed the manner in which store servicing was provided by eliminating third party contractors and utilizing the customer’s own full-time employees. We could no longer identify the benefit received from store servicing performed for our products sold by the customer. Therefore, beginning in Q2 2008, we recorded store servicing allowances as a reduction to revenue.
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
     Gross Profit. Gross profit decreased primarily due to reduced sales volume and the recording of $1.8 million of store servicing and advertising fees as a reduction to revenue as discussed above partially offset by general selling price increases and improved manufacturing efficiencies of $2.4 million. The gross profit percentage increased in fiscal 2009 from fiscal 2008 due to general selling price increases.
     Selling, General and Administrative (“SG&A’’) Expenses. SG&A expenses decreased primarily due to a $1.9 million increase in recoveries under the U.S. Continued Dumping and Subsidy Offset Act of 2000,

or “Byrd Amendment,” lower distribution and commission expenses of $2.0 million and $1.8 million, respectively, attributed to lower sales volume and the recording of $1.8 million of store servicing and advertising fees as a reduction of revenue as discussed above. We recovered $3.0 million in Q1 2009 and $1.1 million in Q1 2008 under the Byrd Amendment. On December 2, 2009, we received a distribution of tariffs collected under the Byrd Amendment in the amount of $3.3 million. Further recoveries under the Byrd Amendment are unknown and cannot be reasonably assured.
     Loss on Disposal of Fixed Assets. Loss on disposal of fixed assets includes miscellaneous disposals of machinery and equipment.
     Amortization of Intangible Assets. Amortization expense is consistent with the prior period.
     Impairment charges. Impairment charges in fiscal 2009 include the recording of $0.8 million related to the annual trade name impairment testing mainly due to the decline in industrial and commercial markets, $0.5 million related to an asset previously held for sale and $0.3 million related to the impairment of equipment at our Other segment due to the discontinuance of manufacturing certain products. In fiscal 2008, the Company recorded trade name impairments of $15.6 million. See Critical Accounting Estimates-Recoverability of Goodwill and Other Intangible Assets for further information regarding impairment charges.
     Interest Expense. Interest expense decreased partially due to lower average borrowings under our amended and restated revolving credit facility (the “Revolving Loan”). In addition, we entered into an interest rate swap during Q2 2009 to replace expiring swaps with a notional amount of $100 million related to our Senior Floating Rate Notes. The new interest rate swap reduced the effective interest rate on our Senior Floating Rate Notes to 6.9% from 8.2% in fiscal 2008. LIBOR rates also declined on a year over year basis reducing interest expense associated with our Revolving Loan.
     Other (Income) Expense. Other income for fiscal 2009 includes $1.2 million of unrealized foreign currency gains related to a U.S. dollar bank account held by a Canadian subsidiary and realized gains related to foreign currency forward contracts of $1.5 million partially offset by $2.4 million of an unrealized foreign currency loss on a U.S. dollar denominated intercompany note issued by a Canadian subsidiary that is not of a long-term nature. Other expense for fiscal 2008 includes $3.0 million of unrealized foreign currency loss related to the intercompany note.
     Income Tax Expense (Benefit). Fiscal 2009 income tax expense is mainly attributable to deferred tax liabilities on indefinite-lived intangibles of $0.8 million, a net accrual for unremitted foreign earnings of $0.6 million, an accrual of tax contingencies of $0.4 million and an accrual of foreign income taxes of $0.4 million. Tax accruals were partially offset by the reversal of foreign withholding taxes on intercompany interest payments of $1.0 million. We have accrued a net $0.6 million of U.S. taxes as an estimate of the expected tax liability that would result from the repatriation of our unremitted foreign earnings in a Canadian subsidiary. During the fourth quarter of fiscal 2009, management determined we no longer qualified for the indefinite reversal criteria with regards to our Canadian subsidiary’s unremitted earnings. Addtionally, a deferred tax asset and offsetting valuation allowance for foreign capital loss carryforwards were recognized. A deferred tax asset valuation was necessary for substantially all of our U.S. domestic deferred tax assets, net of certain deferred tax liabilities. We expect to maintain a valuation allowance on these deferred tax assets until we can sustain a sufficient level of profits in the applicable jurisdictions that will demonstrate the ability to realize these net deferred tax assets.
Our Segments
     During the fourth quarter of fiscal 2009, the Company consummated an internal reorganization between the U.S. and Canada segments. Pursuant to this reorganization, a Canadian subsidiary of the Company transferred all of the outstanding shares of a U.S. subsidiary of the Company to a separate U.S. subsidiary. This transfer resulted in fiscal 2008 and fiscal 2007 trade name impairments reported in our U.S. segment.

     The following table presents our net sales and operating income after intercompany eliminations by segment for fiscal 2009 and our net sales and operating income after intercompany eliminations and the restructuring for the internal legal entity reorganization by segment for fiscal 2008:

	(Dollars in Millions)
	Fiscal	Fiscal	Increase/(Decrease)
	2009	2008	$	%
Net sales:
United States	$361.7	$403.6	$(41.9)	(10.4)%
Canada	85.6	92.6	(7.0)	(7.6)
Other	4.9	7.3	(2.4)	(32.9)

Net sales	$452.2	$503.5	$(51.3)	(10.2)%

Operating income (loss):
United States	$25.2	$3.4	$21.8	*
Canada	11.9	13.4	(1.5)	(11.2)%
Other	(2.0)	(0.1)	(1.9)	*

Operating income	$35.1	$16.6	$18.5	*

*	Greater than 100%.

Note: Totals may not sum due to rounding.
United States
     Net Sales. Net sales decreased primarily due to volume declines of approximately $75.0 million and the recording of $1.8 million of store servicing and advertising fees for certain customers as a reduction of revenue, partially offset by general selling price increases of approximately $35.0 million. Volume declines are mainly attributable to the continued economic slowdown, the overall decrease in inventory by our customers in 2009, and less favorable weather conditions.
     Operating income. Operating income increased primarily due to lower trade name impairment charges, general selling price increases and lower commission and distribution expenses of $1.6 million and $1.3 million, respectively, attributed to lower sales volume. The above items were partially offset by volume declines. Operating income in fiscal 2008 includes $15.6 million in impairment charges related to trade names.
Canada
     Net Sales. Net sales decreased primarily due to unfavorable currency translation of $14.9 million partially offset by volume increases of approximately $3.0 million and selling price increases of approximately $6.0 million. Volume increases are mainly attributable to increased snow tool sales.
     Operating income. Operating income decreased primarily due to unfavorable currency translation partially offset by volume and selling price increases.
Other
     Net Sales. Net sales decreased as a result of lowers sales volume of approximately $2.0 million due to slower retail demand partially offset by general selling price increases of approximately $0.3 million.
     Operating loss. Operating loss increased due to lower sales volume and the recording of $0.3 million in impairment of equipment and $0.8 million in severance costs partially offset by general selling price increases.

Fiscal 2008 (52 Weeks) Compared to Fiscal 2007 (52 Weeks)
Company-Wide
     The table below and the following narrative compares our statements of operations for fiscal 2008 to the fiscal year ended September 29, 2007 (“fiscal 2007”):

	(Dollars in Millions)
	Fiscal	Fiscal	Increase/(Decrease)
	2008	2007	$	%
Net sales	$503.5	$500.8	$2.7	0.5%
Cost of goods sold	372.6	379.4	(6.8)	(1.8)

Gross profit	130.8	121.4	9.4	7.7
Gross profit percentage	26.0%	24.2%
Selling, general and administrative expenses	96.3	95.9	0.4	0.4
Loss on disposal of fixed assets	0.8	1.3	(0.5)	(38.5)
Amortization of intangible assets	1.4	1.5	(0.1)	(6.7)
Impairment charges	15.8	4.5	11.3	*

Operating income	16.6	18.3	(1.7)	(9.3)
Operating income percentage	3.3%	3.7%
Interest expense	33.8	36.1	(2.3)	(6.4)
Other expense (income)	3.1	(5.5)	(8.6)	*

Loss before income taxes	(20.3)	(12.3)	(8.0)	(65.0)
Income tax (benefit) expense	(3.9)	5.8	9.7	*

Net loss	$(16.4)	$(18.1)	$(1.7)	(9.4)%

Net Sales. Net sales increased primarily due to the increase in snow tool sales of approximately $21.0 million due to the significant snowfall in Canada and certain parts of the United States, favorable Canadian currency translation of approximately $9.0 million and price increases of approximately $6.0 million on certain product lines in the United States. These increases were partially offset by sales volume declines of approximately $27.0 million and the recording of advertising and store servicing fees of $5.6 million and $2.6 million, respectively, as a reduction in revenue for certain customers as discussed below.
     Prior to Q2 2008, we recorded store servicing and cooperative advertising allowances as a selling, general and administrative expense based upon the fair value of the identifiable benefit received. Store service includes, but is not limited to, stocking items, maintaining displays, monitoring inventory levels and conducting product knowledge training for customer employees performed at our customer’s retail locations by third party service providers. Cooperative advertising includes national and regional media-based advertising featuring our products in cooperation with our customer’s retail outlets.
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
     Gross Profit. The increase was primarily due to improved manufacturing efficiencies of $10.1 million in the United States and Canada. The effect of price increases was partially offset by inflationary pressures on raw material costs especially polypropylene and polyethylene that increased on average approximately 22% and 23%, respectively.

     SG&A. The increase relates to higher distribution and employee incentive costs of $3.0 million and $3.1 million, respectively, compensation expense of $1.5 million associated with the retirement of the Chief Executive Officer and pension costs of $1.1 million. These increases were partially offset by decreases related to the recording of advertising and store servicing fees of $5.6 million and $2.6 million, respectively, as a reduction in revenue for certain customers as discussed above.
     Loss on Disposal of Fixed Assets. Loss on disposal of fixed assets includes miscellaneous disposals of machinery and equipment.
     Amortization of Intangible Assets. Amortization expense is consistent with the prior period.
     Impairment charges. In fiscal 2008 the Company recorded an impairment of trade names in the amount of $15.6 million and an impairment of certain fixed assets of $0.2 million. In fiscal 2007, the Company recorded an impairment of trade names of $4.4 million and an impairment of certain fixed assets of $0.1 million. See Critical Accounting Estimates — Recoverability of Goodwill and Other Intangible Assets for further information regarding the impairment charges.
     Interest Expense. The decrease was due to lower prevailing interest rates coupled with a lower average revolver balance than in fiscal 2007.
     Other Expense (Income). Other expense for fiscal 2008 includes $3.0 million of an unrealized foreign currency transaction loss on a U.S. dollar denominated note issued by a Canadian subsidiary that is not of a long term nature. Other income for fiscal 2007 was primarily the result of an unrealized foreign currency translation gain of $5.4 million related to the intercompany note.
     Income Tax (Benefit)Expense. Income tax benefit is mainly attributable to a reduction in deferred tax liabilities related to the impairment on indefinite-lived intangibles of $15.6 million and lower taxable income in Canada. Income tax benefits were partially offset by foreign income taxes attributable to intercompany interest payments. A deferred tax asset valuation was necessary for substantially all of our U.S. domestic deferred tax assets, net of certain deferred tax liabilities. We expect to maintain a valuation allowance on these deferred tax assets until we can sustain a sufficient level of profits in the applicable jurisdictions that will demonstrate the ability to realize these net deferred tax assets.
Our Segments
     As a result of the internal legal entity restructuring during the fourth quarter of fiscal 2009 described above, we have recast our operating income below for fiscal 2008 and fiscal 2007 to reflect the transferred U.S. subsidiary’s trade name impairment charges to the U.S. segment.
     The following table presents our net sales and operating income after intercompany eliminations and the restructuring for the internal legal entity reorganization by segment for fiscal 2008 and fiscal 2007:

	(Dollars in Millions)
	Fiscal	Fiscal	Increase/(Decrease)
	2008	2007	$	%
Net sales:
United States	$403.6	$421.8	$(18.2)	(4.3)%
Canada	92.6	71.0	21.6	30.4
Other	7.3	8.0	(0.7)	(8.8)

Net sales	$503.5	$500.8	$2.7	0.5%

Operating income (loss):
United States	$3.4	$11.0	$(7.6)	(69.1)%
Canada	13.4	7.2	6.2	86.1
Other	(0.1)	0.1	(0.2)	*

Operating income	$16.6	$18.3	$(1.7)	(9.3)%

*	Greater than 100%.

Note: Totals may not sum due to rounding.
United States
     Net Sales. Overall net sales decreased primarily from the downturn in the housing market which resulted in lower demand for certain products and the recording of advertising and store servicing fees as a reduction in revenue as discussed above. The decrease was partially offset by a $6.9 million increase in snow tools sales due to significant snowfall in certain parts of the United States and a price increase on certain product lines.
     Operating income. Operating income decreased primarily due to recording of impairment on trade names of $15.6 million and the decrease in net sales, partially offset by improved manufacturing efficiencies and lower commission expenses.
Canada
     Net Sales. Net sales increased primarily due to an increase of approximately $14.0 million in snow tool sales as a result of significant snowfall in Canada, favorable currency exchange rate of approximately $9.0 million as compared to the prior year and additional product line placements with existing customers.
     Operating income. This increase was primarily due to the increase in snow tool sales volume, favorable currency exchange rates and additional product line placements.
Other
     Changes in net sales and operating (loss) income for this segment were not significant for the periods presented.
Liquidity, Capital Resources and Financial Position
     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. We expect to be able to meet our liquidity requirements for at least the next twelve months through cash provided by operations and through borrowings available under our Revolving Loan. We will need to refinance our Senior Subordinated Notes and Senior Floating Rate Notes on or before maturity in 2012, and we may need to refinance our Revolving Loan on or before maturity in 2011. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

	(Dollars in Millions)
	Fiscal	Fiscal	Increase/(Decrease)
	2009	2008	$	%
Net cash provided by operating activities	$45.0	$22.8	$22.2	97.4%
Net cash used in investing activities	(6.6)	(7.2)	0.6	8.3
Net cash used in financing activities	(23.0)	(3.2)	(19.8)	*

	(Dollars in Millions)
	Fiscal	Fiscal	Increase/(Decrease)
	2008	2007	$	%
Net cash provided by operating activities	$22.8	$30.9	$(8.1)	(26.2)%
Net cash used in investing activities	(7.2)	(7.6)	0.4	5.3
Net cash used in financing activities	(3.2)	(24.8)	21.6	87.1
Cash Flows from Operating Activities
     The increase in cash provided by operations from fiscal 2008 to fiscal 2009 is mainly due to lower trade receivables and inventory balances partially offset by reduced trade accounts payable balances. During fiscal 2009, the payment terms for one significant customer were shortened thus reducing their average accounts receivable balance. Payment terms for fiscal 2010 related to this customer are expected to return to fiscal 2008 terms. Both inventory and trade accounts payable declined due to decreased sales and efforts to reduce inventory levels. The decrease in cash provided by operations from fiscal 2007 to fiscal 2008 is primarily the result of fluctuations in working capital.
Cash Flows from Investing Activities
     Purchases of property, plant and equipment are generally the main investing activity of the Company. We do not anticipate future purchases of property, plant and equipment for the fiscal year ended October 2, 2010 (“fiscal 2010”) to deviate from historical purchase levels.
Cash Flows from Financing Activities
     The use of cash in fiscal 2009, fiscal 2008 and fiscal 2007 is primarily related to net repayments on our Revolving Loan.
Debt and Other Obligations
     Total indebtedness is as follows:

	October 3	September 27,
	2009	2008
Revolving Loan	$17,500	$40,010
Senior Floating Rate Notes, net of unamortized discount of $241 and $349, respectively	149,759	149,651
Senior Subordinated Notes	150,000	150,000
Term Note	479	1,033
Capital lease obligations	42	—

Total debt	317,780	340,694
Less:
Short-term Revolving Loan	(17,500)	(40,010)
Current portion of capital lease obligations	(10)	—
Current portion of long-term debt	(479)	(554)

Long-term debt	$299,791	$300,130

			Letters of	(a)	(b)
		Borrowing	Credit	Availability	Interest
	Maximum	Base as	Outstanding	as of	Rate as
	Borrowing	of October 3,	as of October 3,	October 3,	of October	Expiration
	Amount	2009	2009	2009	3, 2009	Date
Revolving Loan	$130,000	$69,330	$2,368	$49,462	2.0%	Apr 7, 2011

			(d)		(e)
	Original	(c)	Interest	Maturity	Call Option
	Principal	Interest Rate	Payments	Date	Date
Senior Floating Rate Notes	$150,000	LIBOR + 4%	Jan 15, Apr 15, Jul 15, Oct 15	Jan 15, 2012	Jan 15, 2007
Senior Subordinated Notes	150,000	10%	Jan 15, Jul 15	Jul 15, 2012	Jul 15, 2008
Term Note	2,700	2.5%	Monthly	Jul 19, 2010	n/a

(a)	Total amount available is limited by the amount of eligible accounts receivable, inventory, machinery and equipment, and real estate less letters of credit outstanding.

(b)	The interest rate applicable to the loans under the Revolving Loan is either 1) the “Eurodollar Rate” or London Interbank Offered Rate (LIBOR) plus a margin of 1.75% to 2.75%, or 2) the “Base Rate” plus a margin of 0.50% to 1.50%. The Base Rate is calculated at the higher of 1) the prevailing Federal Funds rate plus 50 basis points or 2) the administrative agent’s prime interest rate plus an applicable rate determined by the Company’s consolidated leverage ratio as defined by the Amended and Restated Senior Secured Credit Agreement.

(c)	LIBOR represents the three month London Interbank Offered Rate which resets quarterly. LIBOR was 0.51% as of July 13, 2009. July 13, 2009 is the reset date for the October 15, 2009 interest payment.

(d)	Interest payments are in cash and paid in arrears.

(e)	The Senior Floating Rate Notes do not have a redemption premium. The Senior Subordinated Notes have a redemption price of 102.5% of principal on or after July 15, 2009, and 100% of principal on or after July 15, 2010.

(f)	As of October 3, 2009 the Company was in compliance with all financial covenants under its indebtedness agreements.
Revolving Loan
     On April 7, 2006, we entered into the Revolving Loan with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. The Revolving Loan is a five-year revolving credit facility of up to $130.0 million, including a sub-facility for letters of credit in an amount not to exceed $15.0 million and a sub-facility for swing-line loans in an amount not to exceed $15.0 million. Our obligations under the Revolving Loan are guaranteed by ATT Holding Co. and collateralized by substantially all of the assets of Ames True Temper (“ATT”) and Ames True Temper Properties, Inc. Future domestic subsidiaries will be required to guarantee the obligations and grant a lien on substantially all of their assets.
     The terms of the Revolving Loan include various covenants that restrict our ability to, among other things, incur additional liens, incur additional indebtedness and make additional investments. In addition, we are prohibited from incurring capital expenditures exceeding $15.0 million in any fiscal year (subject to the right to carry over the unused portion to the following year). In addition, upon the occurrence of a “Cash Dominion Trigger,” we will be required to have Consolidated EBITDA, as defined by the Revolving Loan, of at least $41.0 million cumulative over four consecutive quarters. Under the Revolving Loan, a Cash Dominion Trigger shall have occurred if (1) an event of default under the Revolving Loan shall have occurred or (2) availability under the Revolving Loan falls below certain thresholds. The Revolving Loan also includes customary events of default, including, without limitation, payment defaults, cross defaults to other indebtedness and bankruptcy related defaults.
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
     As of October 3, 2009, the interest rate swaps were recorded as a liability of $2.7 million. The change in fair value was recognized as an increase in accumulated other comprehensive loss of $1.9 million net of taxes.
Off-Balance Sheet Arrangements
     As of October 3, 2009 and September 27, 2008, we had no off-balance sheet arrangements.
Contractual Commitments
     The following table represents our contractual commitments associated with our debt and other obligations as of October 3, 2009.

		October	October	October	October	October
		2009	2010	2011	2012	2013
		to	to	to	to	to
		September	September	September	September	September
	Total	2010	2011	2012	2013	2014	Thereafter
	(Dollars in Thousands)
Contractual Obligations
Revolving credit facility	$17,500	$17,500	$—	$—	$—	$—	$—
Senior Floating Rate Notes	150,000	—	—	150,000	—	—	—
Senior Subordinated Notes	150,000	—	—	150,000	—	—	—
Term Note	479	479	—	—	—	—	—
Capital lease obligations	42	10	10	10	10	2	—
Interest on Notes	63,261	24,055	24,487	14,719	—	—	—
Operating leases	77,982	9,639	9,550	8,959	8,164	7,187	34,483
Pension and postretirement payments	54,236	2,916	6,277	10,029	9,775	9,476	15,763
Medical self-insurance	6,100	6,100	—	—	—	—	—
Open purchase orders	27,263	27,263	—	—	—	—	—
Other purchase commitments	3,656	3,163	470	12	11	—	—
Forward purchase contracts	14,776	14,776	—	—	—	—	—

Total contractual obligations	$565,295	$105,901	$40,794	$333,729	$17,960	$16,665	$50,246

Commitments
Outstanding letters of credit	$2,368	$2,368	$—	$—	$—	$—	$—

Total commitments	$2,368	$2,368	$—	$—	$—	$—	$—

     As of October 3, 2009, the total amount of gross unrecognized tax benefits for uncertain tax positions was $3.8 million. We do not expect a significant tax payment related to these obligations within the next year. Due to the uncertainty of the timing of these tax positions we have not included this liability in the above table.
Financial Position
     Working capital as of October 3, 2009 and September 27, 2008 was as follows:

	(Dollars in Thousands)
	October 3,	September 27,	Increase/(Decrease)
	2009	2008	$	%
Current assets:
Cash and cash equivalents	$33,609	$17,159	$16,450	95.9%
Trade receivables, net	42,449	59,168	(16,719)	(28.3)
Inventories	90,305	110,891	(20,586)	(18.6)
Assets held for sale	—	1,025	(1,025)	(100.0)
Prepaid expenses and other current assets	6,315	6,156	159	2.6

Total current assets	172,678	194,399	(21,721)	(11.2)
Current liabilities:
Trade accounts payable	18,214	35,691	(17,477)	(49.0)
Accrued interest payable	5,392	6,021	(629)	(10.4)
Accrued expenses and other current liabilities	26,642	27,634	(992)	(3.6)
Revolving loan	17,500	40,010	(22,510)	(56.3)
Current portion of long-term debt and capital lease obligation	489	554	(65)	(11.7)

Total current liabilities	68,237	109,910	(41,673)	(37.9)

Working capital	$104,441	$84,489	$19,952	23.6%

     Our working capital as of October 3, 2009 compared to our working capital as of September 27, 2008 reflects higher cash and cash equivalents and a lower Revolving Loan balance due to cash generated from operations. The working capital increase was partially offset by a net lower inventory and trade accounts payable due to our actions to reduce spending in light of reduced sales. In addition, trade accounts receivable was reduced by changes in payment terms for one significant customer as discussed above.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Risk
     Our primary market risk is interest rate exposure with respect to our floating rate debt, which includes the Senior Floating Rate Notes and Revolving Loan. The interest rate on the Senior Floating Rate Notes at October 3, 2009 was 4.5%. The interest rate on the Revolving Loan at October 3, 2009 was 2.0%. As of October 3, 2009, we had three outstanding interest rate swaps. These swaps effectively fix the variable interest rate portion of the Senior Floating Rate Notes. See “Debt and Other Obligations — Senior Floating Rate Notes’’ and “— Interest Rate Swaps.” We estimate a 1% change in Revolving Loan interest rates would impact us by approximately $0.6 million based on a trailing twelve month analysis of actual Revolving Loan balances.
Foreign Operations; Currency Risk
     We conduct foreign operations primarily in Canada and Ireland and utilize international suppliers and manufacturers. For fiscal 2010, we have hedged $14.8 million (in Canadian dollars) of our forecasted Canadian subsidiary operation purchases that are denominated in U.S. dollars. Additionally, on September 1, 2007 a Canadian subsidiary issued a U.S. dollar denominated intercompany note in the principal amount of $105 million to a U.S. subsidiary as part of an internal legal entity reorganization. During the fourth quarter of fiscal 2009, the internal legal entity reorganization was reversed and a portion of the balance outstanding under the intercompany note was repaid. As of October 3, 2009, approximately $20.8 million remains outstanding. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in either cumulative translation adjustments, which are included in accumulated other comprehensive income (loss), or realized and unrealized gains and losses which are included in other expense. As of October 3, 2009, a hypothetical 10% change in quoted foreign currency exchange rates would increase or decrease the income before income taxes by $2.0 million.
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
ATT Holding Co.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of
ATT Holding Co.
Camp Hill, Pennsylvania
We have audited the accompanying consolidated balance sheets of ATT Holding Co. and subsidiaries (the “Company”) as of October 3, 2009 and September 27, 2008 and the related consolidated statements of operations, stockholder’s deficit, and cash flows for each of the three fiscal years in the period ended October 3, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ATT Holding Co. and subsidiaries as of October 3, 2009 and September 27, 2008 and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 3, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
December 14, 2009

ATT Holding Co.
Consolidated Balance Sheets
(In Thousands, Except Shares and Per Share Amounts)

	October 3, 2009	September 27, 2008
Assets
Current assets:
Cash and cash equivalents	$33,609	$17,159
Trade receivables, net	42,449	59,168
Inventories	90,305	110,891
Assets held for sale	—	1,025
Prepaid expenses and other current assets	6,315	6,156

Total current assets	172,678	194,399
Property, plant and equipment, net	44,239	55,237
Intangibles, net	53,681	56,149
Goodwill	57,494	58,242
Other noncurrent assets	6,531	9,798

Total assets	$334,623	$373,825

Liabilities and stockholder’s deficit
Current liabilities:
Trade accounts payable	$18,214	$35,691
Accrued interest payable	5,392	6,021
Accrued expenses and other current liabilities	26,642	27,634
Revolving loan	17,500	40,010
Current portion of long-term debt and capital lease obligations	489	554

Total current liabilities	68,237	109,910
Deferred income taxes	13,672	11,348
Long-term debt	299,791	300,130
Accrued retirement benefits	51,836	26,108
Other liabilities	12,661	10,534

Total liabilities	446,197	458,030
Commitments and contingencies
Stockholder’s deficit:
Preferred stock—Series A, $.0001 per share par value; 100,000 shares authorized; 62,495 shares issued and outstanding as of October 3, 2009 and September 27, 2008 (Liquidation preference of $62,495 at October 3, 2009)	—	—
Common stock—Class A, $.0001 per share par value; 1,600,000 shares authorized; 726,556 shares issued and outstanding as of October 3, 2009 and September 27, 2008	—	—
Common stock—Class B, $.0001 per share par value; 300,000 shares authorized; 267,448 shares issued and outstanding as of October 3, 2009 and September 27, 2008	—	—
Additional paid-in capital	111,168	110,500
Predecessor basis adjustment	(13,539)	(13,539)
Accumulated deficit	(167,272)	(172,129)
Accumulated other comprehensive loss	(41,931)	(9,037)

Total stockholder’s deficit	(111,574)	(84,205)

Total liabilities and stockholder’s deficit	$334,623	$373,825

See accompanying notes to consolidated financial statements

ATT Holding Co.
Consolidated Statements of Operations
(In thousands)

	Fiscal year	Fiscal year	Fiscal year
	ended	ended	ended
	October 3,	September 27,	September 29,
	2009	2008	2007
	(53 weeks)	(52 weeks)	(52 weeks)
Net sales	$452,191	$503,453	$500,767
Cost of goods sold	325,919	372,609	379,351

Gross profit	126,272	130,844	121,416
Selling, general and administrative expenses	86,838	96,258	95,863
Loss on disposal of fixed assets	1,389	829	1,299
Amortization of intangible assets	1,214	1,363	1,496
Impairment charges	1,727	15,783	4,465

Operating income	35,104	16,611	18,293
Interest expense	29,708	33,812	36,145
Other (income) expense	(524)	3,075	(5,542)

Income (loss) before income taxes	5,920	(20,276)	(12,310)
Income tax expense (benefit)	1,363	(3,854)	5,800

Net income (loss)	$4,557	$(16,422)	$(18,110)

See accompanying notes to consolidated financial statements

ATT Holding Co.
Consolidated Statements of Changes in Stockholder’s Deficit
(In Thousands, Except Shares)

										Accumulated
							Additional	Predecessor		Other	Total
	Series A		Class A		Class B		Paid-in	Basis	Accumulated	Comprehensive	Stockholder’s
	Preferred Stock		Common Stock		Common Stock		Capital	Adjustment	Deficit	Income (Loss)	Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 30, 2006	62,495	$—	726,556	$—	267,448	$—	$110,500	$(13,539)	$(137,597)	$9,909	$(30,727)
Net loss	—	—	—	—		—	—	—	(18,110)	—	(18,110)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	451	451
Minimum pension liability, net of tax	—	—	—	—	—	—	—	—	—	577	577
Change in fair value of interest rate swaps, net of tax	—	—	—	—	—	—	—	—	—	(1,248)	(1,248)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(18,330)

Adjustment to adopt pension recognition provision, net of tax (see Note 2)	—	—	—	—	—	—	—	—	—	(4,931)	(4,931)

Balance at September 29, 2007	62,495	$—	726,556	$—	267,448	$—	$110,500	$(13,539)	$(155,707)	$4,758	$(53,988)
Net loss	—	—	—	—	—	—	—	—	(16,422)	—	(16,422)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,236	1,236
Change in accrued benefit liability, net of tax	—	—	—	—	—	—	—	—	—	(13,822)	(13,822)
Change in fair value of interest rate swaps, net of tax	—	—	—	—	—	—	—	—	—	(1,209)	(1,209)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(30,217)

Balance at September 27, 2008	62,495	$—	726,556	$—	267,448	$—	$110,500	$(13,539)	$(172,129)	$(9,037)	$(84,205)
Net income	—	—	—	—	—	—	—	—	4,557	—	4,557
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	464	464
Minimum pension liability, net of tax	—	—	—	—	—	—	—	—	—	(31,465)	(31,465)
Change in fair value of interest rate swaps, net of tax	—	—	—	—	—	—	—	—	—	(1,893)	(1,893)

Comprehensive loss	—	—	—	—	—	—	—	—	—		(28,337)

Other	—	—	—	—	—	—	668	—	—	—	668
Adjustment to adopt pension measurement date provision, net of tax (see Notes 2 and 7)	—	—	—	—	—	—	—	—	300	—	300

Balance at October 3, 2009	62,495	$—	726,556	$—	267,448	$—	$111,168	$(13,539)	$(167,272)	$(41,931)	$(111,574)

See accompanying notes to consolidated financial statements.

ATT Holding Co.
Consolidated Statements of Cash Flows
(In Thousands)

	Fiscal year	Fiscal year	Fiscal year
	ended	ended	ended
	October 3,	September 27,	September 29,
	2009	2008	2007
Operating activities
Net income (loss)	$4,557	$(16,422)	$(18,110)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	16,433	15,768	16,129
Amortization of intangible assets	1,214	1,363	1,496
Amortization of loan fees	2,220	2,220	2,421
Provision for (recovery from) bad debts	48	173	(213)
Provision for (benefit from) deferred taxes	1,260	(3,965)	2,076
Noncash interest expense	—	70	136
Loss on disposal of property, plant and equipment	1,389	829	1,299
Amortization of bond discount	108	107	108
Unrealized foreign currency loss (gain)	982	3,106	(5,926)
Impairment charges	1,727	15,783	4,465
Changes in assets and liabilities:
Accounts receivable	16,014	(3,271)	11,436
Inventories	19,738	3,714	28,080
Prepaid expenses and other assets	1,145	(2,087)	1,590
Accounts payable	(17,037)	522	(5,037)
Accrued expenses and other liabilities	(4,825)	4,874	(9,054)

Net cash provided by operating activities	44,973	22,784	30,896
Investing activities
Restricted cash in escrow	—	—	2,081
Cash paid for property, plant and equipment	(6,749)	(8,100)	(10,861)
Proceeds from sale of property, plant and equipment	136	600	1,507
Proceeds from state government grant	—	300	—
Investment in joint ventures	—	—	(300)

Net cash used in investing activities	(6,613)	(7,200)	(7,573)

Financing activities
Repayments of long-term debt	(554)	(684)	(710)
Borrowings on revolver	146,171	162,618	143,138
Repayments of revolver	(168,681)	(165,106)	(167,248)
Principal payments under capital lease obligations	(8)	—	—

Net cash used in financing activities	(23,072)	(3,172)	(24,820)
Effect of exchange rate changes on cash	1,162	(435)	1,041

Increase (decrease) in cash and cash equivalents	16,450	11,977	(456)
Cash and cash equivalents at beginning of period	17,159	5,182	5,638

Cash and cash equivalents at end of period	$33,609	$17,159	$5,182

Supplemental Cash Flow Information
Cash paid for interest	$28,270	$28,552	$34,906

Cash paid for income taxes	$292	$230	$2,830

Property, plant and equipment in trade accounts payable at end of period	$96	$330	$208

See accompanying notes to consolidated financial statements.

ATT Holding Co.
Notes to Consolidated Statements (Continued)
(Dollars in Thousands, Except Share Data)
1. Formation and Description of Business
ATT Holding Co. and its subsidiaries (the “Company’’) is a global provider of non-powered landscaping products that make work easier for homeowners and professionals. The Company refers to operations subsequent to June 27, 2004. Operations from September 28, 2003 to June 27, 2004 are referred to as “Predecessor Company.’’
ATT Holding Co. (as Predecessor Company) was incorporated on December 20, 2001. On January 14, 2002, Predecessor Company acquired, from U.S. Industries, Inc. (“USI’’), certain assets and liabilities of Ames True Temper Group, including Ames True Temper, Inc. (“ATT’’); True Temper Ltd.; IXL Manufacturing, Inc. and Garant Division of USI Canada, Inc., a division of USI. In May 2002, IXL Manufacturing was merged into ATT.
On June 28, 2004, the Company completed the sale of all outstanding common and preferred stock and warrants of Predecessor Company to affiliates of Castle Harlan, a New York private-equity investment firm. CHATT Holdings Inc., the “buyer,’’ and CHATT Holdings LLC, the “buyer-parent,’’ were created to make the acquisition of the Company. Approximately 87% of the equity interests of the buyer parent are owned by affiliates of Castle Harlan, and the remainder was issued to members of our management who held capital stock in the Predecessor Company, in lieu of cash consideration that they otherwise would have been entitled to receive in the acquisition. In addition, certain members of management that did not hold equity in Predecessor Company purchased an equity interest in the buyer parent for cash.
ATT Holding Co. is a holding company which has no interest, operations or activities other than through its ownership of 100% of Ames True Temper Inc. and ATT’s wholly-owned subsidiaries.
The Company’s fiscal year ends on the Saturday nearest to September 30. The 2009 fiscal year is a 53 week period ended on October 3, 2009 while fiscal 2008 and fiscal 2007 were 52 week periods ended on September 27, 2008 and September 29, 2007, respectively.
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

ATT Holding Co.
Notes to Consolidated Statements (Continued)
Principles of Consolidation
The accompanying consolidated financial statements for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007, include the accounts of ATT Holding Co. and its subsidiaries. All intercompany transactions have been eliminated in consolidation.
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
Trade receivables are as follows:

	October 3,	September 27,
	2009	2008
Trade receivables	$60,731	$77,646
Allowance for doubtful accounts	(512)	(626)
Customer programs and contractual allowances	(17,770)	(17,852)

	$42,449	$59,168

The Company’s two largest customers represented approximately 30% and 20% of the net sales for the fiscal year ended October 3, 2009. These customers represented 31% and 17% of net sales for the fiscal year ended September 27, 2008 and 31% and 18% for the fiscal year ended September 29, 2007. These customers represent 26% and 22% of trade receivables at October 3, 2009 and 35% and 12% of trade receivables at September 27, 2008. The top ten largest customers represented approximately 74%, 70% and 71% of net sales for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007, respectively.
Inventories
Inventories are stated at the lower of cost, which is determined by the first-in, first-out method, or market. Inventories include the cost of raw materials, labor and manufacturing overhead. The Company makes provisions for obsolete or slow-moving inventories as necessary to properly reflect inventory at the lower of cost or market.
Inventories are as follows:

	October 3,	September 27,
	2009	2008
Finished goods	$51,161	$69,681
Work in process	14,595	13,564
Raw materials	24,549	27,646

	$90,305	$110,891

ATT Holding Co.
Notes to Consolidated Statements (Continued)
Investments in Joint Ventures
The Company accounts for its joint venture investments in accordance with the cost method. Joint venture investments are included in other noncurrent assets. The Company has investments in three cooperative joint ventures in China with certain exclusive marketing rights to sell, outside China, products manufactured by the three separate joint ventures. The Company’s interests in the joint ventures range between 25% and 35%. The Company does not share in either the profit or loss and has minority representation on the board of directors of each joint venture and does not receive financial information for the joint ventures. The Company purchased finished goods and raw material components from the joint ventures in the amounts of $28,581, $26,777 and $26,321 for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007, respectively.
Property, Plant and Equipment
Property, plant and equipment are stated on the basis of cost less accumulated depreciation provided under the straight-line method. Buildings and building improvements are depreciated based on lives of 25 and 10 years, respectively. Land improvements and leasehold improvements are depreciated based on lives of 15 and 20 years (or less, depending on the life of the lease), respectively. Machinery and equipment is depreciated based on lives ranging from 3 to 7 years and furniture and fixtures based on lives ranging from 5 to 7 years. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the costs and accumulated depreciation are removed from the accounts. Any resulting gain or loss is recognized currently. Construction in progress is comprised of ongoing development costs associated with upgrades and additions.
A summary of property, plant and equipment is as follows:

	October 3,	September 27,
	2009	2008
Land and improvements	$1,849	$1,565
Buildings and improvements	19,327	18,431
Machinery and equipment (a)	68,549	68,625
Furniture and fixtures (a)	6,519	7,019
Computer hardware	3,720	3,160
Computer software	8,938	8,508
Construction in progress	1,636	2,372

	110,538	109,680
Less accumulated depreciation	(66,299)	(54,443)

Net property, plant and equipment	$44,239	$55,237

(a)	The amounts as of September 27, 2008 reflect a $5,745 reclassification of warehouse racking from machinery and equipment to furniture and fixtures for comparability purposes to the fiscal year ended October 3, 2009 presentation.
Long-Lived Assets
The Company reviews long-lived assets for impairment, other than goodwill and indefinite-lived intangible assets which are separately tested for impairment, whenever circumstances change such that the indicated recorded value of an asset may not be recoverable. If such indicators are present, the Company determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount. An impairment loss based on the excess of the carrying amount of the assets over their fair value is recorded if the calculated future cash flows is less than the carrying amount of the assets. For the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007 the Company recorded impairment charges of $818, $200 and $39, respectively, related to certain fixed assets.

ATT Holding Co.
Notes to Consolidated Statements (Continued)
Assets Held For Sale
Long-lived assets to be disposed of by sale are classified as held for sale in the period in which management, with the proper authority, commits to a plan to sell the asset, the asset is available for immediate sale in its present condition, an active program to locate a buyer has been initiated, the asset is marketed at a price that is reasonable in relation to its current fair value and the sale is probable within one year. Depreciation ceases when an asset is classified as held for sale. Assets held for sale are carried at the lower of depreciated cost or fair value less cost to sell.
Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not subject to amortization and are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performs its annual impairment tests for goodwill and trade names as of the fiscal year-end balance sheet date. Goodwill is tested on a geographic reporting unit basis.
The Company uses a two-step impairment approach in testing for goodwill impairment. The first step of testing includes three valuation techniques, publicly traded methodology, transaction methodology and discounted cash flow methodology with weightings of 40%, 20% and 40%, respectively. The fair value of each reporting unit exceeded their respective carrying amount as of October 3, 2009, September 27, 2008 and September 29, 2007; therefore, the Company did not complete the second step of the two-step impairment test.
The Company’s indefinite lived intangible assets consist solely of trade names. The relief from royalty method is used to estimate the fair value of the trade names. If the fair value exceeds the carrying value, no impairment is recorded. If the carrying value exceeds the fair value, an impairment charge is recorded for the difference.
Debt Issuance Costs
The Company records deferred financing costs incurred in conjunction with its debt obligations within other noncurrent assets in the accompanying balance sheets. These costs are capitalized then amortized using the effective interest method over the lives of the associated debt to interest expense. Total deferred financing costs, net of accumulated amortization at October 3, 2009 and September 27, 2008 were $5,002 and $7,222, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities include the following amounts:

	October 3,	September 27,
	2009	2008
Accrued compensation and benefits	$10,810	$11,332
Deferred tax liability	3,656	3,607
Other	12,176	12,695

	$26,642	$27,634

Income Tax
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred taxes is dependent upon the generation of future taxable

ATT Holding Co.
Notes to Consolidated Statements (Continued)
income during the periods in which those temporary differences and net operating loss carryforwards become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
The Company recognizes the impact of a tax position in the consolidated financial statements if the position is more likely than not of being sustained under audit based on the technical merits of the position. The Company records interest and penalties on unrecognized tax benefits as income tax expense.
Revenue and Cost Recognition
Revenue is recognized upon shipment of products or delivery of products to the customer depending on the terms of the sale and whether persuasive evidence of an arrangement exists, the selling price is fixed and determinable and collectability is reasonably assured. The Company offers volume discounts and co-op advertising programs and store service support to certain of its customers. Discounts, co-op advertising program expense and store service fees are estimated and accrued for at the time of sale to the customer based on expected annual rates at established volume thresholds. The adequacy of accruals is re-assessed quarterly, monitoring the customer’s progress toward earning any applicable volume rebate. Discounts provided to customers and expenses associated with co-op advertising are recorded as a reduction of sales. Provisions are made for estimated sales returns and allowances, including product warranty costs, at the time of sale. Such amounts, which are included in net sales, totaled $8,800, $7,950 and $9,126 for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007, respectively.
Shipping and Handling Costs
All shipping and handling costs are expensed as incurred. Costs incurred to ship product from the manufacturing facility and distribution centers to customers are included in costs of goods sold and totaled $14,810, $19,837 and $18,207 for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007, respectively. Costs to ship the product from manufacturing facilities to the main distribution center are included in selling, general and administrative expense and totaled $3,347, $8,115 and $5,481 for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007, respectively.
Advertising Costs
Advertising costs are expensed as incurred. Such amounts totaled $3,050, $5,073 and $11,483 for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
Research and Development Costs
Research and development costs are expensed as incurred. Such amounts totaled $1,379, $1,589 and $3,187 for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
Foreign Currency Translation
The financial statements of the Company’s foreign operations are measured using the local currency as the functional currency. Assets and liabilities of foreign subsidiaries are translated at the exchange rates as of the balance sheet date. Resulting translation adjustments are recorded in the currency translation adjustment account, a separate component of accumulated other comprehensive (loss) income. Income and expense items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions are included in other expense/(income).
Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is defined as net income (loss) and other changes in stockholder’s deficit from transactions and other events from sources other than stockholders. The components of and changes in other comprehensive income (loss) are as follows:

ATT Holding Co.
Notes to Consolidated Statements (Continued)

	Beginning	Before-Tax	Tax Benefit	Net-of-Tax	Ending
	Balance	Amount	(Expense)	Amount	Balance
October 3, 2009
Currency translation adjustment	$10,548	$464	$—	$464	$11,012
Change in accrued benefit liability	(18,753)	(31,465)	—	(31,465)	(50,218)
Interest rate swaps	(832)	(1,893)	—	(1,893)	(2,725)

	$(9,037)	$(32,894)	$—	$(32,894)	$(41,931)

September 27, 2008
Currency translation adjustment	$9,312	$1,236	$—	$1,236	$10,548
Change in accrued benefit liability	(4,931)	(14,282)	460	(13,822)	(18,753)
Interest rate swaps	377	(1,440)	231	(1,209)	(832)

	$4,758	$(14,486)	$691	$(13,795)	$(9,037)

September 29, 2007
Currency translation adjustment	$8,861	$451	$—	$451	$9,312
Minimum pension liability adjustment	(577)	856	(279)	577	—
Adoption of pension recognition provision	—	(4,608)	(323)	(4,931)	(4,931)
Interest rate swaps	1,625	(2,013)	765	(1,248)	377

	$9,909	$(5,314)	$163	$(5,151)	$4,758

Material Suppliers
During fiscal 2009, 2008 and 2007, one supplier accounted for approximately 13%, 9% and 9%, respectively, of the Company’s total raw material purchases.
Pension and Other Postretirement Benefits
The Company uses certain assumptions in the calculation of the actuarial valuation of defined benefit plans. These assumptions include the weighted average discount rate, rates of increase in compensation levels and expected long-term rates of return on assets. If actual results are less favorable than those projected by the Company, additional expense may be required.
The Company recognizes in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measures a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the Company’s fiscal year and recognizes changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the change occurs.
Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, trade receivables, trade accounts payable, derivatives and debt. Because of short term maturities, the carrying amounts of cash and cash equivalents, trade receivables, trade accounts payable, the Revolving Loan and Term Note approximate fair value. See Note 5 for further information related to the fair value of the Company’s remaining long-term debt.
The Company’s assets and liabilities that are measured at fair value, defined as the exit price or the price that would be received to sell the asset or paid to transfer the liability at the measurement date, on a recurring basis relate to the Company’s derivative contracts which are mainly comprised of interest rate swaps and foreign currency forward contracts. The Company utilizes a present value technique to fair value

ATT Holding Co.
Notes to Consolidated Statements (Continued)
each derivative contract. The Company calculates the present value of future expected cash flows using a discount rate commensurate with the underlying risk of the debtor. If the derivative represents a liability to the Company, the Company’s incremental borrowing rate was utilized as the discount rate in the present value calculation. If the derivative represents an asset to the Company, the recorded value includes an estimate of a credit risk adjustment for the counterparty. No changes to valuation techniques were made during the periods.
A fair value hierarchy exists that prioritizes the inputs to valuation techniques used to measure fair value into the following three categories (from highest to lowest priority):
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
The Company is required to categorize all financial assets and liabilities required to be measured at fair value on a recurring basis into the above three levels. See Note 14 for further information.
Derivative Instruments and Hedging Activities
The Company’s cash flows and earnings are subject to fluctuations resulting from changes in interest rates and foreign currency exchange rates. The Company manages the exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. The Company’s policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings. Foreign currency forward contracts are entered into to manage exchange rate risk for portions of the Company’s forecasted U.S. dollar purchases by the Canada segment. Accounting guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet.
Interest rate swaps were entered into to fix the variable interest rate portion of the Senior Floating Rate Notes. The Company swaps 3-month LIBOR rates for fixed interest rates to limit the exposure of changes in interest payments. The Company has structured all existing interest rate swap agreements to be perfectly effective. The Company designates the interest rate swaps as cash flow hedges. The change in fair values of the interest rate swaps are recorded within accumulated other comprehensive income (loss), net of deferred taxes. The remaining gain or loss, if any, is recognized currently in earnings. Gains and losses on the interest rate swaps are reclassified from accumulated other comprehensive income into earnings as interest expense on the Senior Floating Rate Notes is accrued. See Note 5 for further information regarding the notional amounts and duration of the interest rate swaps. See Notes 14 and 15 for further information regarding the fair value of the interest rate swaps.
Foreign currency forward contracts do not qualify for hedge accounting treatment. Therefore, in accordance with United States generally accepted accounting principles (“U.S. GAAP”), the change in fair value is recognized as an unrealized gain or loss in earnings in the period of change. See Notes 14 and 15 for further information regarding the fair value of the foreign currency forward contracts.
Other than standard cross default provisions if a default occurs across the organization, no credit-risk related-contingent features exist for the Company’s derivatives.
Accruals for Self-Insured Losses
The Company maintains insurance for certain risks, including workers compensation, general liability and vehicle liability and is self insured for employee related health care benefits. The Company accrues for the

ATT Holding Co.
Notes to Consolidated Statements (Continued)
expected costs associated with these risks by considering historical claims experience, demographic factors, severity factors and other relevant information. Costs are recognized in the period the claim is incurred, and the accruals include an actuarially determined estimate of claims incurred but not yet reported.
Recent Accounting Pronouncements
Adopted
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. The guidance is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007 and for nonfinancial assets and nonfinancial liabilities in fiscal years beginning after November 15, 2008. Effective September 28, 2008, the Company adopted the provisions that relate to financial assets and financial liabilities. The adoption had no material effect on the Company’s condensed consolidated financial statements. See Note 14 for further information.
In September 2006, the FASB issued an amendment to existing accounting guidance that requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s funded status as of the end of the employer’s fiscal year and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the change occurs. The Company adopted the requirement to recognize the funded status of a defined benefit postretirement plan as of September 29, 2007. The Company adopted the provision to measure plan assets and benefit obligations as of the Company’s fiscal year end during the thirteen week period ended December 27, 2008. Two of the Company’s plans previously used a June 30 measurement date. All plans are now measured at October 3, 2009, consistent with the Company’s fiscal year end. The non-cash effect of the adoption of the measurement date provision resulted in a credit to opening accumulated deficit of $300, a pension liability decrease of $395, and a credit to accumulated other comprehensive loss of $95. See Note 7 for further information.
     In February 2007, the FASB issued new accounting guidance that permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The new guidance does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company has elected not to adopt the fair value option.
     In March 2008, the FASB issued new accounting guidance that requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company adopted the new guidance in the thirteen week period ended March 28, 2009. See Note 15 for further information.
     In April 2009, the FASB issued an amendment to existing accounting guidance that requires disclosures about the fair value of financial instruments for interim periods, as well as annual periods. The Company adopted the amendment in the thirteen week period ended June 27, 2009. See Note 5 for further information.
     In May 2009, the FASB issued new accounting guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the new guidance in the thirteen week period ended June 27, 2009. See Note 18 for further information.
     In June 2009, the FASB issued new accounting guidance that establishes the Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by

ATT Holding Co.
Notes to Consolidated Statements (Continued)
nongovernmental entities in preparation of financial statements in conformity with GAAP. The Company adopted the new guidance in the fourteen week period ended October 3, 2009.
To Be Adopted
     In February 2008, the FASB issued new accounting guidance that defers the effective date of applying fair value guidance for one year for certain nonfinancial assets and nonfinancial liabilities. The new guidance is effective for fiscal years beginning after November 15, 2008. The Company is required to adopt the new guidance in the first quarter of fiscal 2010. The Company has not yet assessed the impact of adoption, if any, on its consolidated financial statements.
     In December 2007, the FASB issued new accounting guidance that establishes principles and requirements for how an acquirer in a business combination:
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
     The related guidance and interpretations is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and early adoption is not permitted. The Company is required to adopt the related guidance and interpretations in the first quarter of fiscal 2010. The Company has not yet assessed the impact of adoption, if any, on its consolidated financial statements.
     In December 2007, the FASB issued an amendment to existing accounting guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain consolidation procedures for consistency with the requirements of the new accounting guidance. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is required to adopt the amendment in the first quarter of fiscal 2010. The Company has not yet assessed the impact of adoption, if any, on its consolidated financial statements.
     In June 2009, the FASB issued an amendment to existing accounting guidance to require entities to perform an analysis to determine whether its variable interests give it controlling interest in the variable interest entity. Also, enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity. The Company is required to adopt the amendment in the first quarter of fiscal 2011. The Company has not yet assessed the impact of adoption, if any, on its consolidated financial statements.
3. Goodwill and Other Intangibles
As of October 3, 2009, September 27, 2008 and September 29, 2007 the Company performed the annual impairment test of goodwill and trade names which resulted in trade name impairments of $800, $15,583 and $4,426, respectively, which are included in impairment charges in the consolidated statements of operations within the U.S. segment. Fiscal 2009 trade name impairment is a result of the continued decline in the industrial and commercial markets. Trade name impairment in fiscal 2008 was mainly due to current market conditions related to the economic downturn and fiscal 2007 trade name impairment was primarily the result of a shift in branding strategies by certain customers.
The changes in carrying amount of goodwill are as follows:

ATT Holding Co.
Notes to Consolidated Statements (Continued)

	United States	Canada	Total
Goodwill at September 29, 2007	$44,156	$15,164	$59,320
Currency translation adjustments	(130)	(527)	(657)
Revision of purchase price allocations	(421)	—	(421)

Goodwill at September 27, 2008	$43,605	$14,637	$58,242
Currency translation adjustments	—	(748)	(748)

Goodwill at October 3, 2009	$43,605	$13,889	$57,494

The following table reflects the components of intangible assets other than goodwill at October 3, 2009 and September 27, 2008:

	October 3, 2009		September 27, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Indefinite lived intangible assets:
Trade names	$47,879	$—	$48,967	$—
Finite lived intangible assets:
Technology (patents)	1,356	1,142	1,356	1,095
Non-compete agreements	976	965	976	944
Customer relationships	11,617	6,040	11,775	4,886

	13,949	8,147	14,107	6,925

	$61,828	$8,147	$63,074	$6,925

The cost of other acquired intangible assets, including primarily customer relationships, patents and covenants not to compete is amortized on a straight-line basis over the estimated lives of 3 to 19 years. Amortization of other intangibles amounted to $1,214, $1,363 and $1,496 for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007, respectively. The estimated aggregate amortization expense for each of the succeeding fiscal years is as follows:

Fiscal 2010	$1,211
Fiscal 2011	1,200
Fiscal 2012	1,180
Fiscal 2013	1,166
Fiscal 2014	845
Thereafter	200

$5,802

4. Income Taxes
Income (loss) before income taxes and the related provision for income taxes consist of the following:

	Fiscal year	Fiscal year	Fiscal year
	ended	ended	ended
	October 3,	September 27,	September 29,
	2009	2008	2007
Income (loss) before provision for income taxes:
Domestic	$(4,724)	$(31,791)	$(23,370)
Foreign	10,644	11,515	11,060

	$5,920	$(20,276)	$(12,310)

ATT Holding Co.
Notes to Consolidated Statements (Continued)

	Fiscal year	Fiscal year	Fiscal year
	ended	ended	ended
	October 3,	September 27,	September 29,
	2009	2008	2007
Income tax expense (benefit):
Current:
Federal	$113	$—	$—
State	544	(608)	1,115
Foreign	(554)	719	2,609

	103	111	3,724

Deferred:
Federal	1,232	(3,484)	1,416
State	216	(410)	167
Foreign	(188)	(71)	493

	1,260	(3,965)	2,076

	$1,363	$(3,854)	$5,800

The reported income tax provisions differ from the amount based on United States federal income tax rates as follows:

	Fiscal year	Fiscal year	Fiscal year
	ended	ended	ended
	October 3,	September 27,	September 29,
	2009	2008	2007
Statutory federal income tax expense (benefit)	$2,013	$(6,894)	$(4,185)
Non-deductible goodwill impairment loss	—	—	58
State income tax expense (net of federal benefit)	298	(1,084)	846
Tax contingencies	387	(738)	—
Nondeductible other	48	102	52
Foreign income inclusions (exclusions)	889	(4,281)	—
Foreign income tax differential	(167)	(234)	(199)
Unremitted earnings	9,132	—	—
Change in valuation allowance	(9,526)	7,973	9,955
Foreign withholding tax	(990)	1,133	—
Other, net	(721)	169	(727)

	$1,363	$(3,854)	$5,800

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

ATT Holding Co.
Notes to Consolidated Statements (Continued)

	October 3,	September 27,
	2009	2008
Deferred tax assets:
Accounts receivable	$940	$926
Inventories	3,031	1,912
Accrued liabilities and other expenses	2,940	3,587
Pension	18,183	8,360
Derivative financial instruments	1,027	—
Other non-current items	5,740	5,951
Foreign tax credits	6,514	—
Foreign capital loss carryover	3,588	—
Net operating loss carryforwards	14,781	23,344

Total deferred tax assets	56,744	44,080
Deferred tax liabilities:
Other current items	4,357	5,084
Plant and equipment, principally due to differences in depreciation	3,226	5,829
Intangible assets	13,294	13,099
Derivative financial instruments	—	101
Unremitted foreign earnings	13,568	—

Total deferred tax liabilities	34,445	24,113

Valuation allowance	38,083	34,924

Net deferred tax liabilities	$(15,784)	$(14,957)

As of October 3, 2009 and September 27, 2008, a net current deferred tax liability of $3,656 and $3,607, respectively, is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. As of October 3, 2009, a net current deferred tax asset of $1,544 is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.
The Company believes it is more likely than not that the benefits of these deductible differences and net operating loss carryforwards, net of existing valuation allowances will be realized at October 3, 2009. As a result of this assessment, the Company increased the valuation allowance by $3,159. As of October 3, 2009 and September 27, 2008, $19,732 and $6,908, respectively, of the valuation allowance relates to accumulated other comprehensive loss in the accompanying consolidated balance sheets.
The Company has federal net operating loss carryforwards of approximately $33,697, state net operating loss carryforwards of approximately $40,227, and foreign net operating loss carryforwards of approximately $2,050 the majority of which will expire in 2025 through 2028. The Company also has a foreign capital loss carryforward of $13,000 which does not expire. All loss carryforward deferred tax assets are fully offset by valuation allowances.
During the thirteen week period ended June 27, 2009, the Company determined that it no longer qualified for the indefinite reversal criteria with regards to its Canadian subsidiary’s unremitted earnings. As a result, the Company accrued $13,568 of a deferred tax liability, $4,239 of foreign tax credits and $197 of alternative minimum tax credits as deferred tax assets and reduced the valuation allowance by $8,494 resulting in a net tax expense of $638 on the foreign unremitted earnings of this subsidiary.

ATT Holding Co.
Notes to Consolidated Statements (Continued)

Unrecognized
Tax Benefit
Balance at September 29, 2007	$1,413
Increases related to prior year tax positions	—
Decrease related to prior year tax positions	—
Increases related to current year tax positions	2,417
Lapse of a statute of limitations	(875)

Balance at September 27, 2008	$2,955

Increases related to prior year tax positions	138
Decrease related to prior year tax positions	—
Increases related to current year tax positions	657
Lapse of statute of limitations	—

Balance at October 3, 2009	$3,750

During the fiscal years ended October 3, 2009 and September 27, 2008, the Company recorded $156 and $151, respectively, of income tax expense to reflect additional interest and penalties on unrecognized tax benefits. At October 3, 2009 and September 27, 2008, the Company accrued $450 and $294, respectively, for interest and penalties on unrecognized tax benefits.
Of the total unrecognized tax benefit amount shown above, $1,058 will impact the effective rate. During the fiscal year beginning on October 4, 2010, the Company expects to settle approximately $138 of the unrecognized tax benefit shown above. No other changes significant changes to the above items are expected.
The Company’s U.S. federal, Canada, and Ontario tax returns for the years ended September 30, 2006 through the present are open to examination, as are the Company’s various state tax returns for the tax years ended October 1, 2005 through the present.
5. Debt Arrangements

	October 3,	September 27,
	2009	2008
Revolving Loan	$17,500	$40,010
Senior Floating Rate Notes, net of unamortized discount of $241 and $349, respectively	149,759	149,651
Senior Subordinated Notes	150,000	150,000
Term Note	479	1,033
Capital lease obligations	42	—

Total debt	317,780	340,694
Less:
Short-term Revolving Loan	(17,500)	(40,010)
Current portion of capital lease obligations	(10)	—
Current portion of long-term debt	(479)	(554)

Long-term debt	$299,791	$300,130

			Letters of	(a)	(b)
		Borrowing	Credit	Availability	Interest Rate
	Maximum	Base as	Outstanding	as of	as of
	Borrowing	of October	as of October	October	October	Expiration
	Amount	3, 2009	3, 2009	3, 2009	3, 2009	Date
Revolving Loan	$130,000	$69,330	$2,368	$49,462	2.0%	Apr 7, 2011

ATT Holding Co.
Notes to Consolidated Statements (Continued)

			(d)		(e)
	Original	(c)	Interest	Maturity	Call Option
	Principal	Interest Rate	Payments	Date	Date
Senior Floating Rate Notes	$150,000	LIBOR + 4%	Jan 15, Apr 15, Jul 15, Oct 15	Jan 15, 2012	Jan 15, 2007
Senior Subordinated Notes	150,000	10%	Jan 15, Jul 15	Jul 15, 2012	Jul 15, 2008
Term Note	2,700	2.5%	Monthly	Jul 19, 2010	n/a

(a)	Total amount available is limited by the amount of eligible accounts receivable, inventory, machinery and equipment, and real estate less letters of credit outstanding.

(b)	The interest rate applicable to the loans under the Revolving Loan is either 1) the “Eurodollar Rate” or London Interbank Offered Rate (LIBOR) plus a margin of 1.75% to 2.75%, or 2) the “Base Rate” plus a margin of 0.50% to 1.50%. The Base Rate is calculated at the higher of 1) the prevailing Federal Funds rate plus 50 basis points or 2) the administrative agent’s prime interest rate plus an applicable rate determined by the Company’s consolidated leverage ratio as defined by the Amended and Restated Senior Secured Credit Agreement.

(c)	LIBOR represents the three month London Interbank Offered Rate which resets quarterly. LIBOR was 0.51% as of July 13, 2009. July 13, 2009 is the reset date for the October 15, 2009 interest payment.

(d)	Interest payments are in cash and paid in arrears.

(e)	The Senior Floating Rate Notes do not have a redemption premium. The Senior Subordinated Notes have a redemption price of 102.5% of principal on or after July 15, 2009 and 100% of principal on or after July 15, 2010.
Revolving Loan
     On April 7, 2006, we entered into the Revolving Loan with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. The Revolving Loan is a five-year revolving facility of up to $130.0 million, including a sub-facility for letters of credit in an amount not to exceed $15.0 million and a sub-facility for swing-line loans in an amount not to exceed $15.0 million. Our obligations under the Revolving Loan are guaranteed by ATT Holding Co. and collateralized by substantially all of the assets of Ames True Temper (“ATT”) and Ames True Temper Properties, Inc. Future domestic subsidiaries will be required to guarantee the obligations and grant a lien on substantially all of their assets.
     The terms of the Revolving Loan include various covenants that restrict our ability to, among other things, incur additional liens, incur additional indebtedness and make additional investments. In addition, we are prohibited from incurring capital expenditures exceeding $15.0 million in any fiscal year (subject to the right to carry over the unused portion to the following year). In addition, upon the occurrence of a “Cash Dominion Trigger,” we will be required to have Consolidated EBITDA, as defined by the Revolving Loan, of at least $41.0 million cumulative over four consecutive quarters. Under the Revolving Loan, a Cash Dominion Trigger shall have occurred if (1) an event of default under the Revolving Loan shall have occurred or (2) availability under the Revolving Loan falls below certain thresholds. The Revolving Loan also includes customary events of default, including, without limitation, payment defaults, cross defaults to other indebtedness and bankruptcy related defaults.
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
The indenture governing the Senior Floating Rate Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting the Company’s ability and the ability of its restricted subsidiaries to borrow money, guarantee debt

ATT Holding Co.
Notes to Consolidated Statements (Continued)
or sell preferred stock, create liens, pay dividends on or redeem or repurchase stock, make specified types of investments, sell stock in its restricted subsidiaries, restrict dividends or other payments from restricted subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The indenture governing the Senior Floating Rate Notes also contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; failure to perform or observe certain covenants; inaccuracy of representations and warranties in any material respect; cross defaults with certain other indebtedness; certain bankruptcy related events; monetary judgment defaults and material non-monetary judgment defaults and ERISA (Employee Retirement Income Security Act) defaults and change of control. In addition, the Company is required to redeem the Senior Floating Rate Notes under certain circumstances involving changes of control.
Senior Subordinated Notes
The Senior Subordinated Notes are fully and unconditionally guaranteed by our parent, ATT Holding Co. and all domestic subsidiaries, on a senior subordinated basis. The Senior Subordinated Notes are unsecured senior subordinated obligations and rank behind all of our existing and future senior debt, including borrowings under the Revolver Loan and the Senior Floating Rate Notes, equally with any of our future senior subordinated debt, ahead of any of our future debt that expressly provides for subordination to the Senior Subordinated Notes and effectively behind all of the existing and future liabilities of our subsidiaries, including trade payables.
The indenture governing Senior Subordinated Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to those limiting the Company’s ability and the ability of its restricted subsidiaries to borrow money, guarantee debt or sell preferred stock, create liens, pay dividends on or redeem or repurchase stock, make certain investments, sell stock in its restricted subsidiaries, restrict dividends or other payments from restricted subsidiaries, enter into transactions with affiliates and sell assets or merge with other companies. The indenture governing the Senior Subordinated Notes also contains various events of default, including but not limited to those related to non-payment of principal, interest or fees; violations of certain covenants; certain bankruptcy-related events; invalidity of liens; non-payment of certain legal judgments and cross defaults with certain other indebtedness. The Company is required to redeem the Senior Subordinated Notes under certain circumstances involving changes of control.
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
Interest Rate Swaps
The Company’s Senior Floating Rate Notes have an interest rate of 3-month LIBOR plus 4%. The Company has entered into interest rate swaps that fix the variable rate portion of the interest rate as follows:

				(a)
				Effective
			Notional	Interest
	Receive	Pay	Amount	Rate
January 16, 2009 through January 15, 2010	3-month LIBOR	4.31%	$33,333	8.31%
January 16, 2009 through January 15, 2010	3-month LIBOR	4.29%	16,667	8.29%
January 15, 2009 through January 15, 2010	3-month LIBOR	1.40%	100,000	5.40%
January 15, 2010 through January 15, 2011	3-month LIBOR	1.90%	150,000	5.90%
January 18, 2011 through January 15, 2012	3-month LIBOR	2.50%	150,000	6.50%

(a)	Represents the effective interest rate on the respective portion of the Senior Floating Rate Notes including the contractual terms of the interest rate swap for the periods indicated.

ATT Holding Co.
Notes to Consolidated Statements (Continued)
     Principal maturities of debt for the next five fiscal years are as follows:

2010	$17,989
2011	10
2012	300,010
2013	10
2014	2
Thereafter	—

$318,021

The fair value of the Company’s long-term debt is as follows:

		October 3, 2009		September 27, 2008
	Balance Sheet	Carrying	Fair	Carrying	Fair
	Classification	Value	Value	Value	Value
Senior Floating Rate Notes	Liability	$149,759	$131,070	$149,651	$127,688
Senior Subordinated Notes	Liability	150,000	127,425	150,000	75,000
6. Lease Arrangements
The Company leases certain distribution and production facilities, machinery, office equipment and vehicles under lease arrangements of varying terms. The most significant lease commitments involve distribution and production facilities with lease terms of up to 12 years.

	October 3,	September 27,	September 29,
	2009	2008	2007
Rental expense for operating leases	$9,419	$9,328	$9,691
Future minimum rental commitments under noncancelable operating leases as of October 3, 2009 are as follows:

2010	$9,639
2011	9,550
2012	8,959
2013	8,164
2014	7,187
Thereafter	34,483

Total minimum lease payments	$77,982

7. Pension and Other Postretirement Benefits
The Company has one noncontributory defined benefit plan (“Pension Plan”) covering substantially all of its United States employees. Also, the Company’s subsidiary in Ireland administers a defined benefit pension plan. The benefits under these plans are based primarily on years of credited service and compensation as defined under the respective plan provisions. The Company also sponsors three Supplemental Executive Retirement Plans (SERP), which are nonqualified, unfunded plans designed to provide certain senior executives defined pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code. The Company also provides healthcare and life insurance benefits for certain groups of retirees through several plans. The benefits are at fixed amounts per retiree and are partially contributory by the retiree.

ATT Holding Co.
Notes to Consolidated Statements (Continued)
The assets of the Ames True Temper, Inc. Pension Plan are invested and managed by a third party investment advisor, which acts as both trustee and administrator. The Ames True Temper Benefits Committee meets quarterly to review current investment policy and to monitor the third party investment advisor’s performance. The Company’s funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such amounts as the Company may determine to be appropriate from time to time. Also, the assets of the plan are invested in a manner consistent with the Fiduciary Standards of the Employee Retirement Income Security Act of 1974. Investment strategy is based on a rolling time horizon of three to five years. The investment objective is to achieve the highest possible return commensurate with the assumed level of risk. Based on key characteristics such as work force growth, plan maturity and assets vs. liabilities, a slightly conservative to normal risk portfolio asset mix structure has been adopted.
The Company’s target asset allocation and actual weighted average asset allocations by asset category are as follows:

	Target Allocations	Actual Allocations	Actual Allocations
	October 3,	October 3,	September 27,
	2009	2009	2008
Domestic equity securities	48%	49%	58%
Fixed income securities	32%	36%	30%
International equity securities	15%	15%	12%
Real estate	5%	—	—
On April 11, 2008, the Company notified salaried and certain hourly associates that the Company was freezing benefit accruals under its Pension Plan and the SERP effective with the close of business on May 31, 2008. Participants under the Pension Plan accrued benefits through May 31, 2008 based on applicable years of benefit service and eligible compensation through that date. Service after May 31, 2008 count for vesting purposes and toward meeting the eligibility requirements for commencing a pension benefit under the Pension Plan, but do not count toward the calculation of the pension benefit amount. Compensation earned after May 31, 2008 similarly does not count toward the determination of the pension benefit amounts under the Pension Plan. In conjunction with the freezing of benefit accruals under the Pension Plan, the Company froze benefit accruals under the SERP effective with the close of business on May 31, 2008. On June 1, 2008, the Company provided certain participants in the Pension Plan and SERP with enhanced matching contributions under an existing 401(k) defined contribution pension plan (the “401(k) Plan”). The eligibility for and amount of enhanced matching contributions under the 401(k) Plan depend on an employee’s combined years of benefit accrual service and age under the Pension Plan projected through December 31, 2008. The change in the Pension Plan and SERP were accounted for as a curtailment and resulted in no curtailment gain or loss.
On November 10, 2009 the Company notified hourly associates at the Harrisburg, Pennsylvania facility that the Company was freezing benefit accruals associated with the location’s benefits (Harrisburg’s benefits) effective with the close of business on December 31, 2009. The change in Harrisburg’s benefits was accounted for as a curtailment and resulted in a curtailment loss of $261.
The Company’s 401(k) Plan covers substantially all of its eligible U.S. employees. The purpose of the plan is generally to provide additional financial security to employees during retirement. Participants in the 401(k) Plan may elect to contribute, on a pre-tax basis, a certain percent of their annual earnings with the Company matching a portion of these contributions. Expenses under the plan related to the Company’s matching contribution were $1,394, $811 and $535 for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007, respectively.
The Company’s Canadian subsidiary, Garant Inc., operates a group-registered retirement savings plan. The Company matches 50% of nonunion employee contributions, up to 3% of an employee’s base salary. The

ATT Holding Co.
Notes to Consolidated Statements (Continued)
expenses related to the plan for the Company for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007 were $93, $95 and $82, respectively.
The following table contains the accumulated benefit obligation, a reconciliation of changes in the projected benefit obligation, fair value of plan assets and the funded status of the Company’s U.S. qualified defined benefit pension and non-qualified defined benefit pension plans (valuation dates October 3, 2009 and June 30, 2008 for the years ended October 3, 2009 and September 27, 2008, respectively) and postretirement benefit plan with the amounts recognized in the Company’s consolidated balance sheets at October 3, 2009 and September 27, 2008 as well as the accumulated benefit obligation and a reconciliation of changes in the projected benefit obligation, fair value of plan assets and the funded status of the Irish subsidiary’s defined benefit pension plan (valuation dates of October 3, 2009 and September 30, 2008 for the years ended October 3, 2009 and September 27, 2008, respectively):

					Postretirement
	Pension Benefits				Benefits
	U.S. Plan		Ireland Plan
	October	September	October	September	October	September
	3, 2009	27, 2008	3, 2009	27, 2008	3, 2009	27, 2008
Accumulated benefit obligation	$148,679	$139,619	$7,204	$6,697	1,578	1,479

Change in projected benefit obligation
Projected benefit obligation at beginning of period	$139,619	$145,663	$7,712	$7,824	$1,479	$1,566
Service cost	241	2,460	279	287	2	1
Interest cost	10,288	8,570	419	428	89	92
Curtailment	—	(6,732)	(258)	—	—	—
Participants’ contributions	—	—	22	29	—	—
Assumption changes	—	—	—	—	—	(117)
Actuarial gain	9,287	(1,774)	(42)	(631)	64	—
Benefits paid	(10,756)	(8,568)	(416)	(503)	(56)	(63)
Effect of foreign currency	—	—	(60)	278	—	—

Projected benefit obligation at end of period	$148,679	$139,619	$7,656	$7,712	$1,578	$1,479

Change in fair value of plan assets
Fair value of plan assets at beginning of period	$116,459	$135,664	$6,112	$8,315	$—	$—
Actual (loss) return on plan assets	(10,164)	(10,648)	(38)	(2,349)	—	—
Employer contributions	3,683	11	1,037	272	56	—
Participants’ contributions	—	—	22	29	—
Benefits paid	(10,756)	(8,568)	(251)	(287)	(56)	—
Plan expenses	—	—	(165)	(216)	—	—
Effect of foreign currency	—	—	(4)	348	—	—

Fair value of plan assets at end of period	$99,222	$116,459	$6,713	$6,112	$—	$—

Unfunded status	$(49,457)	$(23,160)	$(943)	$(1,600)	$(1,578)	$(1,479)

Unfunded status at fiscal year end
Unfunded status	$(49,457)	$(23,160)	$(943)	$(1,600)	$(1,578)	$(1,479)
Amount contributed after measurement date	—	3	—	—	—	—

Unfunded status at fiscal year end	$(49,457)	$(23,157)	$(943)	$(1,600)	$(1,578)	$(1,479)

ATT Holding Co.
Notes to Consolidated Statements (Continued)

						Postretirement
	Pension Benefits					Benefits
	U.S. Plan		Ireland Plan
	October	September	October	September		October	September 27,
	3, 2009	27, 2008	3, 2009	27, 2008		3, 2009	2008
Net amount recognized on consolidated balance sheet at fiscal year end
Current benefit liability (included in accrued expenses and other current liabilities)	$(34)	$(15)	$605	$(131)		$(107)	$(113)
Noncurrent benefit liability (included in accrued retirement benefits)	(49,423)	(23,142)	(1,548)	(1,469)		(1,471)	(1,366)

Net amount recognized at fiscal year end	$(49,457)	$(23,157)	$(943)	$(1,600)		$(1,578)	$(1,479)

Amounts recognized in accumulated other comprehensive loss (income) (pre-tax) at fiscal year end
Net loss (gain)	$50,360	$18,852	$1,548	$1,469		$(1,507)	$(1,689)
Prior service cost	—	290	—	—		—	—

Net amount recognized at fiscal year end	$50,360	$19,142	$1,548	$1,469		$(1,507)	$(1,689)

Weighted average assumptions
Discount rate	5.50%	6.10%	5.50%	6.00	%(a)	5.50%	6.30%
Rate of compensation increase	—	—	3.75%	3.75%		—	—

(a)	The Company corrected the discount rate disclosed in the prior year for the Irish plan. Because the correct discount rate was used in the original actuarial calculation, the reported amounts of pension liabilities and expense were not impacted.

	Pension Benefits				Other Benefits
	U.S. Plan		Ireland Plan
	October	September	October	September	October	September
	3, 2009	27, 2008	3, 2009	27, 2008	3, 2009	27, 2008
Other comprehensive loss (income)
Net loss (gain)	$31,507	$11,999	$134	$2,234	$182	$(1)
Net prior service (credit) cost	(261)	—	—	—	—	—
Amortization loss	—	—	(42)	—	—	—
Amortization of prior service cost	(28)	(22)	—	—	—	—

Total	$31,218	$11,977	$92	$2,234	$182	$(1)

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year are shown below:

	U.S.		Ireland
	Pension	Other	Pension
	Benefits	Benefits	Benefits
Amortization of net loss (gain)	$2,853	$(115)	$42
Amounts recognized in the statements of operations related to the U.S. plan consist of:

ATT Holding Co.
Notes to Consolidated Statements (Continued)

	Pension Benefits			Other Benefits
	October	September	September	October	September	September
	3, 2009	27, 2008	29, 2007	3, 2009	27, 2008	29, 2007
Service cost	$192	$2,460	$2,841	$1	$1	$2
Interest cost	8,230	8,570	8,133	89	92	105
Amortization of net loss (gain)	360	(18)	—	(118)	(118)	—
Amortization of prior service cost	22	22	—	—	—	—
Expected return on plan assets	(10,004)	(9,977)	(11,097)	—	—	—
Asset loss deferred	—	—	(50)	—	—	(112)

Net periodic benefit (credit) cost	$(1,200)	$1,057	$(173)	$(28)	$(25)	$(5)

Weighted average assumptions:

Discount rate	6.10%	6.10%	6.15%	6.30%	6.10%	$6.15%
Rate of compensation increase	—	3.50%	3.50%	—	—	—
Expected return on plan assets	8.00%	8.00%	9.00%	—	—	—
Amounts recognized in the statements of operations related to the Irish plan consist of:

	October	September		September
	3, 2009	27, 2008		29, 2007
Service cost	$279	$287		$281
Interest cost	419	428		348
Expected return on plan assets	(386)	(572)		(453)
Amortization of net loss	39	—		—

Net periodic benefit cost	$351	$143		$176

Weighted average assumptions:

Discount rate	6.00%	5.25	%(a)	4.50	%(a)
Rate of compensation increase	3.75%	3.75	%(a)	—	(a)
Expected return on plan assets	6.90%	6.50	%(a)	6.25	%(a)

(a)	The Company corrected respective rates disclosed in both prior years for the Irish plan. Because the correct rates were used in the original actuarial calculations, the reported amounts of pension liabilities and expense were not impacted.
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
The Company anticipates making contributions of $2,269 to the U.S. defined benefit pension plans, $107 to its postretirement plan and $540 to the Irish pension plan during the fiscal year beginning on October 4, 2009.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid to participants in the U.S. pension and retiree plans and the Irish pension plan:

ATT Holding Co.
Notes to Consolidated Statements (Continued)

	U.S.		Ireland
	Pension Benefits	Other Benefits	Pension Benefits
2010	$8,777	$107	$269
2011	8,837	105	340
2012	8,919	105	406
2013	9,096	105	442
2014	9,217	105	487
Five year period beginning thereafter	48,711	527	2,620
8. Stockholder’s Equity
CHATT Holdings Inc. owns 726,556 shares of Class A Common Stock, 124,859 warrants to purchase shares of Class A Common Stock, 267,448 shares of Class B Common Stock and 62,495 shares of Series A Preferred Stock, which constituted all of the outstanding securities of ATT Holding Co. There were no changes to the legal composition of these equity securities.
Series A Preferred Stock
The Company is authorized to issue 100,000 shares of Series A Preferred Stock at a par value of $0.0001. There were 62,495 shares issued and outstanding as of October 3, 2009 and September 27, 2008. Dividends on each share of the Series A Preferred Stock were accrued on a daily basis at the rate of 10% per annum of the Liquidation Value thereof plus all accumulated and unpaid dividends thereon from and including the date of issuance of such share to and including the first to occur of (i) the date on which the Liquidation Value of such share (plus all accrued and unpaid dividends thereon) is paid to the holder thereof in connection with the liquidation of the Company or the redemption of such share by the Company or (ii) the date on which such share is otherwise acquired by the Company. The Company had $42,991 and $32,980 accumulated, unrecorded and unpaid dividends as of October 3, 2009 and September 27, 2008, respectively.
Upon any liquidation, dissolution or winding up of the Company, each holder of Series A Preferred Stock shall be entitled to be paid, before any distribution or payment is made upon any junior securities, an amount in cash equal to the aggregate Liquidation Value of all shares held by such holder plus all accrued and unpaid dividends thereon, and the holders of Series A Preferred Stock shall not be entitled to any further payment. The aggregate Liquidation Preference was $62,495 as of October 3, 2009 and September 27, 2008, which excludes any accumulated dividends. The Series A Preferred Stock has no voting rights.
Class A and B Common Stock
The Company is authorized to issue 1,600,000 shares of Class A Common Stock at a par value of $0.0001. There were 726,556 shares issued and outstanding as of October 3, 2009 and September 27, 2008. The Company is authorized to issue 300,000 shares of Class B Common Stock at a par value of $0.0001.
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
Warrants
In conjunction with the issuance of $47,000 Senior Subordinated Notes on January 14, 2002, Predecessor Company issued warrants to purchase 124,859 shares of Class A Common Stock at a price equal to $.01 per share. The warrants were exercisable at any time prior to January 13, 2010. In connection with the sale of

ATT Holding Co.
Notes to Consolidated Statements (Continued)
the Predecessor Company, CHATT Holdings Inc. purchased the warrants to purchase Class A Common Stock on June 28, 2004. These warrants were outstanding at October 3, 2009 and September 27, 2008.
9. Segment Information
The Company has three operating segments, comprised of the United States, Canada and Other. All of the Company’s revenues represent sales of similar products. All intercompany amounts are eliminated in the eliminations column. During the fourth quarter of the period ended October 3, 2009, the Company consummated an internal reorganization. Pursuant to this reorganization, a Canadian subsidiary of the Company transferred all of the outstanding shares of a U.S. subsidiary of the Company to a separate U.S. subsidiary. This transfer resulted in trade name impairments for the fiscal years ended September 27, 2008 and September 29, 2007 reported within the U.S. segment. Segment information for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007, representing the reportable segments currently utilized by the chief operating decision makers was as follows:

	Fiscal Year Ended
	October 3, 2009
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$361,728	$85,558	$4,905	$—	$452,191
Intersegment sales	12,454	4,724	2,056	(19,234)	—
Operating income (loss)	25,159	11,926	(1,981)		35,104
Interest expense					29,708
Other income					(524)

Income before income taxes					$5,920

Depreciation and amortization	15,331	1,932	384		17,647
Intangible impairment charges	800				800
Cash paid for property, plant and equipment	5,733	970	46		6,749

	Fiscal Year Ended
	September 27, 2008
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$403,603	$92,593	$7,257	$—	$503,453
Intersegment sales	13,492	2,880	2,597	(18,969)	—
Operating income (loss)	3,362	13,367	(118)		16,611
Interest expense					33,812
Other expense					3,075

Loss before income taxes					$(20,276)

Depreciation and amortization	14,292	2,550	289		17,131
Intangible impairment charges	15,583				15,583
Cash paid for property, plant and equipment	6,585	1,374	141		8,100

ATT Holding Co.
Notes to Consolidated Statements (Continued)

	Fiscal Year Ended
	September 29, 2007
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$421,810	$71,005	$7,952	$—	$500,767
Intersegment sales	7,914	628	2,752	(11,294)	—
Operating income	10,978	7,199	116		18,293
Interest expense					36,145
Other income					(5,542)

Loss before income taxes					$(12,310)

Depreciation and amortization	15,090	2,261	274		17,625
Intangible impairment charges	4,426				4,426
Cash paid for property, plant and equipment	6,689	4,047	125		10,861
Segment assets as of October 3, 2009 and September 27, 2008 are as follows:

	October 3,	September 27,
	2009	2008
United States	$242,774	$290,069
Canada	84,987	75,848
Other	6,862	7,908

Total	$334,623	$373,825

The following table presents long-lived assets by geographic area:

	October 3,	September 27,
	2009	2008
United States	$33,245	$42,201
Canada	8,943	10,311
Europe	2,051	2,725

Total	$44,239	$55,237

10. Other (Income) Expense
Other (income) expense consists of the following:

	Fiscal year	Fiscal year	Fiscal year
	ended	ended	ended
	October 3,	September 27,	September 29,
	2009	2008	2007
Unrealized loss (gain)	$982	$3,106	$(5,926)
Realized (gain) loss	(1,506)	(31)	384

Total	$(524)	$3,075	$(5,542)

On September 1, 2007, the Company entered into an intercompany financing arrangement whereby one of the Company’s Canadian subsidiaries issued a U. S. dollar denominated intercompany note as part of an internal legal entity restructuring. During the fourth quarter of the fiscal year ended October 3, 2009, the internal legal entity restructuring was reversed and a portion of the balance outstanding under the intercompany note was repaid. The intercompany note is not long-term in nature. As a result, the impact of

ATT Holding Co.
Notes to Consolidated Statements (Continued)
exchange rate changes on the principal and interest of the note was recorded as an unrealized (gain) loss in the consolidated statements of operations. For the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007 the Company recorded unrealized losses of $2,402 and $3,001 and an unrealized gain of $5,445, respectively related to the intercompany note. In addition, for the fiscal year ended October 3, 2009 the Company recorded unrealized foreign currency gains of $1,209 related to a U.S. dollar bank account held by a Canadian subsidiary and $112 related to foreign currency forward contracts. The Company also recorded a realized gain related to foreign currency contracts of $1,523 for the fiscal year ended October 3, 2009.
11. Condensed Guarantor Data
On December 17, 2007, as a result of certain corporate restructuring activities, ATT entered into supplemental indenture agreements with respect to ATT’s $150,000 Senior Subordinated Notes and $150,000 Senior Floating Rate Notes (collectively, the “Notes”) to include certain domestic subsidiaries as guarantors. The Notes are fully and unconditionally and jointly and severally guaranteed by ATT Holding Co. and certain of its directly or indirectly 100% owned subsidiaries, namely, Ames True Temper Properties, Inc., Ames Holdings, Inc. and Ames U.S. Holding Corp., (collectively the “Subsidiary Guarantors”). ATT Holding Co. is a holding company which has no interest, operations or activities other than through its ownership of 100% of ATT and ATT’s wholly-owned subsidiaries. The Notes are not guaranteed by any of ATT Holding Co.’s other directly and indirectly wholly-owned subsidiaries.
The following condensed consolidating information presents, in separate columns, the consolidating balance sheets as of October 3, 2009 and September 27, 2008, the related consolidating statements of operations for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007 and the condensed consolidating statements of cash flows for the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007 for ATT Holding Co. on a parent-only basis, with its investment in subsidiary recorded under the equity method, the issuer (Ames True Temper Inc.) as a wholly-owned subsidiary, on a parent-only basis, with its investments in subsidiaries recorded under the equity method, the Subsidiary Guarantors on a combined basis, the subsidiary non-guarantors on a combined basis and the Company on a consolidated basis.
During the fourth quarter of the period ended October 3, 2009, the Company consummated an internal reorganization between the U.S. and Canada segments. Pursuant to this reorganization, a Canadian subsidiary of the Company transferred all of the outstanding shares of a U.S. subsidiary of the Company to a separate U.S. subsidiary. This transfer resulted in trade name impairments for the fiscal years ended October 3, 2009 and September 27, 2008 reported within the U.S. segment. The Company has recast its consolidating balance sheet for the fiscal year ended September 27, 2008, consolidating statements of operations and condensed consolidating statements of cash flows for the fiscal years ended September 27, 2008 and September 29, 2007 as a result of this reorganization.

ATT Holding Co.
Notes to Consolidated Statements (Continued)
ATT Holding Co.
Consolidating Balance Sheet
As of October 3, 2009

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$454	$9	$33,146	$—	$33,609
Trade receivables, net	—	34,431	—	8,018	—	42,449
Inventories	—	71,933	—	18,372	—	90,305
Assets held for sale	—	—	—	—	—	—
Prepaid expenses and other current assets	—	4,450	—	1,865	—	6,315

Total current assets	—	111,268	9	61,401	—	172,678
Property, plant and equipment, net	—	33,246	—	10,993	—	44,239
Intangibles, net	—	5,098	41,900	6,683	—	53,681
Goodwill	—	43,605	—	13,889	—	57,494
Intercompany receivable	—	29,980	168,715	2,941	(201,636)	—
Investment in subsidiaries	—	248,762	163,010	—	(411,772)	—
Other noncurrent assets	—	6,531	—	—	—	6,531

Total assets	$—	$478,490	$373,634	$95,907	$(613,408)	$334,623

Liabilities and stockholder’s (deficit) equity
Current liabilities:
Trade accounts payable	$—	$12,485	$31	$5,698	$—	$18,214
Accrued interest payable	—	5,392	—	—	—	5,392
Accrued expenses and other current liabilities	—	19,189	113	7,340	—	26,642
Revolving loan	—	17,500	—	—	—	17,500
Current portion of long-term debt and capital lease obligations	—	479	—	10	—	489

Total current liabilities	—	55,045	144	13,048	—	68,237
Deferred income taxes	—	1,544	11,115	1,013	—	13,672
Long-term debt	—	299,759	—	32	—	299,791
Accrued retirement benefits	—	50,893	—	943	—	51,836
Other liabilities	—	11,370	1,184	107	—	12,661
Intercompany payable	—	171,453	—	30,183	(201,636)	—
Cumulative losses in subsidiaries	111,574	—	—	—	(111,574)	—

Total liabilities	111,574	590,064	12,443	45,326	(313,210)	446,197
Commitments and contingencies
Stockholder’s (deficit) equity:
Preferred stock — Series A	—	—	118,249	49,622	(167,871)	—
Common stock — Class A	—	—	—	—	—	—
Common stock — Class B	—	—	—	—	—	—
Additional paid-in capital	111,168	111,168	154,502	—	(265,670)	111,168
Predecessor basis adjustment	(13,539)	(13,539)	—	—	13,539	(13,539)
(Accumulated deficit) retained earnings	(167,272)	(167,272)	77,681	(8,711)	98,302	(167,272)
Accumulated other comprehensive (loss) income	(41,931)	(41,931)	10,759	9,670	21,502	(41,931)

Total stockholder’s (deficit) equity	(111,574)	(111,574)	361,191	50,581	(300,198)	(111,574)

Total liabilities and stockholder’s (deficit) equity	$—	$478,490	$373,634	$95,907	$(613,408)	$334,623

ATT Holding Co.
Notes to Consolidated Statements (Continued)
ATT Holding Co.
Consolidating Balance Sheet
As of September 27, 2008

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$285	$5	$16,869	$—	$17,159
Trade receivables, net	—	48,413	—	10,755	—	59,168
Inventories	—	91,411	—	19,480	—	110,891
Assets held for sale	—	1,025	—	—	—	1,025
Prepaid expenses and other current assets	—	4,313	—	1,843	—	6,156

Total current assets	—	145,447	5	48,947	—	194,399
Property, plant and equipment, net	—	42,202	—	13,035	—	55,237
Intangibles, net	—	6,162	42,701	7,286	—	56,149
Goodwill	—	43,605	—	14,637	—	58,242
Intercompany receivable	—	27,079	136,937	2,308	(166,324)	—
Investment in subsidiaries	—	223,202	163,342	—	(386,544)	—
Other noncurrent assets	—	9,798	—	—	—	9,798

Total assets	$—	$497,495	$342,985	$86,213	$(552,868)	$373,825

Liabilities and stockholder’s (deficit) equity
Current liabilities:
Trade accounts payable	$—	$28,172	$48	$7,471	$—	$35,691
Accrued interest payable	—	6,021	—	—	—	6,021
Accrued expenses and other current liabilities	—	20,174	—	7,460	—	27,634
Revolving loan	—	40,010	—	—	—	40,010
Current portion of long-term debt and capital lease obligations	—	554	—	—	—	554

Total current liabilities	—	94,931	48	14,931	—	109,910
Deferred income taxes	—	112	9,566	1,670	—	11,348
Long-term debt	—	300,130	—	—	—	300,130
Accrued retirement benefits	—	24,508	—	1,600	—	26,108
Other liabilities	—	10,487	—	47	—	10,534
Intercompany payable	—	151,532	—	14,792	(166,324)	—
Cumulative losses in subsidiaries	84,205	—	—	—	(84,205)	—

Total liabilities	84,205	581,700	9,614	33,040	(250,529)	458,030
Commitments and contingencies
Stockholder’s (deficit) equity:
Preferred stock — Series A	—	—	118,249	49,622	(167,871)	—
Common stock — Class A	—	—	—	—	—	—
Common stock — Class B	—	—	—	—	—	—
Additional paid-in capital	110,500	110,500	154,502	—	(265,002)	110,500
Predecessor basis adjustment	(13,539)	(13,539)	—	—	13,539	(13,539)
(Accumulated deficit) retained earnings	(172,129)	(172,129)	50,548	(6,020)	127,601	(172,129)
Accumulated other comprehensive (loss) income	(9,037)	(9,037)	10,072	9,571	(10,606)	(9,037)

Total stockholder’s (deficit) equity	(84,205)	(84,205)	333,371	53,173	(302,339)	(84,205)

Total liabilities and stockholder’s (deficit) equity	$—	$497,495	$342,985	$86,213	$(552,868)	$373,825

ATT Holding Co.
Notes to Consolidated Statements (Continued)
ATT Holding Co.
Consolidating Statement of Operations
Fiscal Year Ended October 3, 2009

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$372,055	$—	$97,103	$(16,967)	$452,191
Cost of goods sold	—	273,286	—	69,600	(16,967)	325,919

Gross profit	—	98,769	—	27,503	—	126,272
Selling, general and administrative expenses	—	69,719	207	16,912	—	86,838
Loss on disposal of fixed assets	—	1,389	—	—	—	1,389
Amortization of intangible assets	—	1,066	—	148	—	1,214
Impairment charges	—	476	800	451	—	1,727

Operating income (loss)	—	26,119	(1,007)	9,992	—	35,104
Interest expense (income)	—	39,546	(20,419)	10,581	—	29,708
Other expense (income)	—	6,690	(8,934)	1,720	—	(524)

(Loss) income before income taxes	—	(20,117)	28,346	(2,309)	—	5,920
Income tax expense	—	466	514	383	—	1,363
Equity in earnings (losses) of subsidiaries	4,557	25,140	(700)	—	(28,997)	—

Net income (loss)	$4,557	$4,557	$27,132	$(2,692)	$(28,997)	$4,557

ATT Holding Co.
Consolidating Statement of Operations
Fiscal Year Ended September 27, 2008

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$415,853	$—	$103,773	$(16,173)	$503,453
Cost of goods sold	—	316,787	—	71,995	(16,173)	372,609

Gross profit	—	99,066	—	31,778	—	130,844
Selling, general and administrative expenses	—	77,607	223	18,428	—	96,258
Loss (gain) on disposal of fixed assets	—	832	—	(3)	—	829
Amortization of intangible assets	—	1,181	—	182	—	1,363
Impairment charges	—	200	15,583	—	—	15,783

Operating income (loss)	—	19,246	(15,806)	13,171	—	16,611
Interest expense (income)	—	42,497	(17,909)	9,224	—	33,812
Other expense (income)	—	8,241	(9,896)	4,730	—	3,075

(Loss) income before income taxes	—	(31,492)	11,999	(783)	—	(20,276)
Income tax benefit	—	(817)	(2,600)	(437)	—	(3,854)
(Loss) equity in earnings of subsidiaries	(16,422)	14,253	(142)	—	2,311	—

Net (loss) income	$(16,422)	$(16,422)	$14,457	$(346)	$2,311	$(16,422)

ATT Holding Co.
Notes to Consolidated Statements (Continued)
ATT Holding Co.
Consolidating Statement of Operations
Fiscal Year Ended September 29, 2007

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$430,356	$—	$79,286	$(8,875)	$500,767
Cost of goods sold	—	332,792	—	55,434	(8,875)	379,351

Gross profit	—	97,564	—	23,852	—	121,416
Selling, general and administrative expenses	—	79,469	—	16,394	—	95,863
Loss (gain) on disposal of fixed assets	—	1,316	—	(17)	—	1,299
Amortization of intangible assets	—	1,332		164	—	1,496
Impairment charges	—	42	4,427	(4)	—	4,465

Operating income (loss)	—	15,405	(4,427)	7,315	—	18,293
Interest expense (income)	—	43,454	(8,202)	893	—	36,145
Other expense (income)	—	6,014	(6,914)	(4,642)	—	(5,542)

(Loss) income before income taxes	—	(34,063)	10,689	11,064	—	(12,310)
Income tax expense (benefit)	—	6,283	(3,585)	3,102	—	5,800
(Loss) equity in earnings of subsidiaries	(18,110)	22,236	7,923	—	(12,049)	—

Net (loss) income	$(18,110)	$(18,110)	$22,197	$7,962	$(12,049)	$(18,110)

ATT Holding Co.
Notes to Consolidated Statements (Continued)
ATT Holding Co.
Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended October 3, 2009

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities
Net income (loss)	$4,557	$4,557	$27,132	$(2,692)	$(28,997)	$4,557
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	—	14,266	—	2,167	—	16,433
Equity in (earnings) loss of subsidiaries	(4,557)	(25,140)	700	—	28,997	—
Provision for (benefit from) deferred taxes	—	—	1,294	(34)	—	1,260
Impairment charges	—	476	800	451	—	1,727
Other, net	—	4,765	—	214	—	4,979
Unrealized foreign currency loss	—	—	—	982	—	982
Related party non-cash transactions	—	(2,526)	1,523	1,003	—	—
Changes in assets and liabilities:
Accounts receivable	—	13,999	—	2,015	—	16,014
Inventories	—	19,478	—	260	—	19,738
Prepaid expenses and other current assets	—	1,532	—	(387)	—	1,145
Accounts payable	—	(15,687)	(15)	(1,335)	—	(17,037)
Intercompany accounts	—	19,334	(32,726)	13,392	—	—
Accrued expenses and other liabilities	—	(6,224)	1,296	103	—	(4,825)

Net cash provided by operating activities	—	28,830	4	16,139	—	44,973

Investing activities
Cash paid for property, plant and equipment	—	(5,733)	—	(1,016)	—	(6,749)
Proceeds from sale of property, plant and equipment	—	136	—	—	—	136

Net cash used in investing activities	—	(5,597)	—	(1,016)	—	(6,613)

Financing activities
Repayments of long-term debt	—	(554)	—	—	—	(554)
Borrowings on revolver	—	146,171	—	—	—	146,171
Repayments on revolver	—	(168,681)	—	—	—	(168,681)
Principal payments under capital lease obligations	—	—	—	(8)	—	(8)

Net cash used in financing activities	—	(23,064)	—	(8)	—	(23,072)
Effect of exchange rate changes on cash	—	—	—	1,162	—	1,162

Increase in cash and cash equivalents	—	169	4	16,277	—	16,450
Cash and cash equivalents at beginning of period	—	285	5	16,869	—	17,159

Cash and cash equivalents at end of period	$—	$454	$9	$33,146	$—	$33,609

ATT Holding Co.
Notes to Consolidated Statements (Continued)
ATT Holding Co.
Condensed Consolidating Statement of Cash Flows
Fiscal Period Ended September 27, 2008

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities
Net (loss) income	$(16,422)	$(16,422)	$14,457	$(346)	$2,311	$(16,422)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	—	13,111	—	2,657	—	15,768
Equity in loss (earnings) of subsidiaries	16,422	(14,253)	142	—	(2,311)	—
Benefit from deferred taxes	—	—	(3,894)	(71)	—	(3,965)
Other, net	—	4,527	—	235	—	4,762
Unrealized foreign currency loss	—	—	—	3,106	—	3,106
Impairment charges	—	200	15,583	—	—	15,783
Non cash provision for taxes	—	11,867	1,048	(12,915)	—	—
Changes in assets and liabilities:
Accounts receivable	—	(3,014)	—	(257)	—	(3,271)
Inventories	—	5,169	—	(1,455)	—	3,714
Prepaid expenses and other current assets	—	(2,750)	—	663	—	(2,087)
Accounts payable	—	(1,295)	(111)	1,928	—	522
Intercompany accounts	—	18,871	(27,225)	8,354	—	—
Accrued expenses and other liabilities	—	(7,133)	—	12,007	—	4,874

Net cash provided by operating activities	—	8,878	—	13,906	—	22,784

Investing activities
Cash paid for property, plant and equipment	—	(6,585)	—	(1,515)	—	(8,100)
Proceeds from sale of property, plant and equipment	—	588	—	12	—	600
Proceeds from state government grant	—	300	—	—	—	300

Net cash used in investing activities	—	(5,697)	—	(1,503)	—	(7,200)

Financing activities
Repayments of long-term debt	—	(684)	—	—	—	(684)
Borrowings on revolver	—	162,618	—	—	—	162,618
Repayments on revolver	—	(165,106)	—	—	—	(165,106)

Net cash used in financing activities	—	(3,172)	—	—	—	(3,172)
Effect of exchange rate changes on cash	—	—	—	(435)	—	(435)

Increase in cash and cash equivalents	—	9	—	11,968	—	11,977
Cash and cash equivalents at beginning of period	—	276	5	4,901	—	5,182

Cash and cash equivalents at end of period	$—	$285	$5	$16,869	$—	$17,159

ATT Holding Co.
Notes to Consolidated Statements (Continued)
ATT Holding Co.
Condensed Consolidating Statement of Cash Flows
Fiscal Year Ended September 29, 2007

		Ames
	ATT	True		Subsidiary
	Holding	Temper,	Subsidiary	Non-
	Co.	Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities
Net (loss) income	$(18,110)	$(18,110)	$22,197	$7,962	$(12,049)	$(18,110)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation expense	—	13,759	—	2,370	—	16,129
Equity in loss (earnings) of subsidiaries	18,110	(22,236)	(7,923)	—	12,049	—
Provision for (benefit from) deferred taxes	—	5,270	(3,687)	493	—	2,076
Other, net	—	5,205	—	42	—	5,247
Unrealized foreign currency gain	—	—	—	(5,926)	—	(5,926)
Impairment charges	—	213	4,426	(174)		4,465
Non cash provision for taxes	—	2,199	103	(2,302)	—	—
Changes in assets and liabilities:
Accounts receivable	—	11,573	—	(137)	—	11,436
Inventories	—	28,867	—	(787)	—	28,080
Prepaid expenses and other current assets	—	1,820	—	(230)	—	1,590
Accounts payable	—	(4,319)	95	(813)	—	(5,037)
Intercompany accounts	—	14,258	(15,212)	954	—	—
Accrued expenses and other liabilities	—	(11,099)	—	2,045	—	(9,054)

Net cash provided by (used in) operating activities	—	27,400	(1)	3,497	—	30,896

Investing activities
Cash paid for property, plant and equipment	—	(6,609)	—	(4,252)	—	(10,861)
Proceeds from sale of property, plant and equipment	—	1,507	—	—	—	1,507
Restricted cash released from escrow	—	2,081	—	—	—	2,081
Investment in joint venture	—	(300)	—	—	—	(300)

Net cash used in investing activities	—	(3,321)	—	(4,252)	—	(7,573)

Financing activities
Repayments of long-term debt	—	(710)	—	—	—	(710)
Borrowings on revolver	—	143,138	—	—	—	143,138
Repayments on revolver	—	(167,248)	—	—	—	(167,248)

Net cash used in financing activities	—	(24,820)	—	—	—	(24,820)
Effect of exchange rate changes on cash	—	—	—	1,042	(1)	1,041

(Decrease) increase in cash and cash equivalents	—	(741)	(1)	287	(1)	(456)
Cash and cash equivalents at beginning of period	—	1,017	6	4,614	1	5,638

Cash and cash equivalents at end of period	$—	$276	$5	$4,901	$—	$5,182

ATT Holding Co.
Notes to Consolidated Statements (Continued)
12. Related Party Transactions
The Company is party to a management agreement with Castle Harlan, Inc., an affiliate of the shareholder, under which Castle Harlan, Inc. provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Company. During the fiscal years ended October 3, 2009, September 27, 2008 and September 29, 2007 the Company recorded $3,431, $3,067 and $3,006, respectively, for the annual management fee plus expenses, which are included in selling, general and administrative expenses on the accompanying consolidated statements of operations. Management fees are payable quarterly in advance in accordance with the management agreement. The Company had no outstanding amounts payable to Castle Harlan, Inc. at October 3, 2009 or September 27, 2008.
On June 28, 2004, affiliates of Castle Harlan, Inc., a New York-based private-equity investment firm, together with certain employees of the Company or its subsidiaries, completed the acquisition of the Company (the “Acquisition”). In connection with the Acquisition, CHATT LLC was formed. CHATT LLC owns 100% of CHATT Holdings Inc. (“CHATT Inc.”); which owns 100% of ATT Holding Co.; which owns 100% of the Company. CHATT LLC and CHATT Inc. are not included in the consolidated financial statements of ATT Holding Co. Upon completion of the Acquisition, affiliates of Castle Harlan, Inc. owned approximately 87% of the equity interests of CHATT LLC and certain employees of the Company or its subsidiaries owned approximately 13% of the equity interests of CHATT LLC. The equity interests of CHATT LLC as of the completion of the Acquisition consisted of Class A Units and Class B Units, the terms of which are described below. The Class A Units and Class B Units were issued as strips of equal numbers of Class A Units and Class B Units (“Strips”). In addition, certain employees of the Company or its subsidiaries were issued Class B Units (sometimes referred to as Class B Incentive Units) that are subject to certain vesting requirements which are discussed below.
From time to time since June 28, 2004, CHATT LLC has issued additional Strips and additional Class B Units to employees of the Company or its subsidiaries that are subject to vesting requirements.
All of the Class B Units that are subject to vesting requirements were issued pursuant to employee subscription agreements entered into separately between CHATT LLC and each employee that received such Class B Units (“Employee Subscription Agreements”). Pursuant to the Employee Subscription Agreements, these Class B Units vest based on three criteria: (i) time vesting based on a five-year term, (ii) performance vesting based on the operating results of CHATT LLC and (iii) vesting based upon the achievement of a targeted rate of return upon a change of control of CHATT LLC. In addition, the vesting of these Class B Units is subject to acceleration in the event of a change of control of CHATT LLC. As of October 3, 2009 and September 27, 2008, there were 138,567 and 135,769 units, respectively, issued to management and members of the CHATT Holdings LLC Board of Directors who are not employees of ATT or Castle Harlan, Inc. These units may not be sold, pledged, or otherwise transferred except in compliance with applicable securities laws. None of the Class A Units or Class B Units that were issued as Strips are subject to any vesting requirements.
Each Class A Unit and Class B Unit, whether issued as part of a Strip or pursuant to an Employee Subscription Agreement, is governed by and subject to the terms of an operating agreement among CHATT LLC and each of its equity holders (the “Operating Agreement”). Pursuant to the Operating Agreement: to the extent any distribution of assets is made by CHATT LLC, the holders of Class A Units are entitled to a preferred return prior to any distribution to holders of Class B Units; after the preferred return has been paid to the holders of Class A Units, the holders of Class B Units are entitled to receive any remaining amounts of any distribution on a pro rata basis; holders of Class A Units do not have any voting rights; and each holder of any Class B Units is entitled to one vote per Class B Unit on all matters to be voted on by the members of CHATT LLC.

ATT Holding Co.
Notes to Consolidated Statements (Continued)
The above-referenced rights of the Class B Units are applicable only to those Class B Units that (i) were issued as part of a Strip and therefore are not subject to vesting requirements or (ii) were issued pursuant to an Employee Subscription Agreement and have become vested. Unvested Class B Units do not have any voting rights or rights to receive distributions.
Each Class A Unit and Class B Unit held by employees of the Company or its subsidiaries is subject to repurchase by CHATT LLC or an affiliate of Castle Harlan, Inc. upon the termination of such employee’s employment.
At certain times following the Acquisition, CHATT LLC issued strips of Class A-1 Units and Class B Units to certain employees of the Company or its subsidiaries. Pursuant to the Operating Agreement, the holders of Class A-1 Units were entitled to a preferred return prior to any distribution of assets to holders of Class A Units or Class B Units. The terms of the Class A-1 Units were otherwise identical to the Class A Units. In January 2007, all of the Class A-1 Units were converted into Class A Units pursuant to the terms of the Operating Agreement.
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
Following the conversion of the Class A-2 Units into Class A Units, CHATT LLC issued strips of Class A-3 Units and Class B Units to certain employees of the Company or its subsidiaries. Pursuant to the Operating Agreement, the holders of Class A-3 Units are entitled to a preferred return prior to any distribution of assets to holders of Class A Units or Class B Units. The terms of the Class A-3 Units are otherwise identical to the Class A Units.
Accordingly, the Class A Units and Class B Units described above are the only equity interests of CHATT LLC outstanding as of the date hereof.
Strip Subscription Agreements
An aggregate of 147,815 Class A Units and 147,815 Class B Units have been sold pursuant to strip subscription agreements since June 28, 2004 to certain of the Company’s executives and directors at $100.00 per unit and $0.01 per unit, respectively. Of the 147,815 Class A Units, an aggregate of 2,590 Class A Units were originally sold as Class A-1 Units and 600 Class A Units were originally sold as Class A-2 Units. An aggregate of 110 Class A-3 Units have been sold pursuant to strip agreements since June 28, 2004 to certain of the Company’s executives at $100.00 per unit. All Class A-1 and Class A-2 Units have been converted into Class A Units pursuant to the terms of the CHATT LLC operating agreement.
Employee Subscription Agreements
An aggregate of 233,232 Class B Incentive Units have been sold pursuant to employee subscription agreements since June 28, 2004 at a cost of $0.01 per unit to certain employees. The Company has determined the estimated fair value of these Class B Incentive Units at each grant date using the probability-weighted expected return method.
Compensation expense is recognized based on service and performance over the respective vesting periods as the difference between the fair value at the date of grant and the purchase price paid for the Class B Incentive Units. Compensation expense was not material.

ATT Holding Co.
Notes to Consolidated Statements (Continued)
Activity related to the Class B Incentive Units was as follows:

	Unvested	Vested
Class B Incentive Units as of September 27, 2008	82,642	51,627
Granted	3,700	—
Purchased	—	(574)
Vested	(22,438)	22,438
Forfeited	(828)	—

Class B Incentive Units as of October 3, 2009	63,076	73,491

Activity related to the Class A, Class A-3 and Class B Units was as follows:

	Class A and A-3	Class B
Units outstanding as of September 27, 2008	124,237	124,237
Granted	210	210
Purchased	(70)	(70)

Units outstanding as of October 3, 2009	124,377	124,377

13. Assets Held for Sale
During the fiscal year ended September 27, 2008, assets held for sale of $1,025, were comprised of $755 of buildings and $270 of land. The assets held for sale consisted of two woodmills located in Portville, NY and Palmyra, ME and a manufacturing facility in Frankfort, NY. The carrying amount of these assets was determined to be more than their approximate fair value less cost to sell, therefore, the Company recorded an impairment loss on these assets of $166.
During the fiscal year ended October 3, 2009, the Company determined all three assets held for sale as of September 27, 2008 would not be sold due to current economic conditions. As a result, the assets were reclassified as an asset held for use and the total combined carrying value of all three assets was decreased by $12, the depreciation that would have been expensed had the assets been continuously classified as held for use. Therefore, as of October 3, 2009, no assets currently qualify as held for sale.
14. Fair Value of Financial Instruments
The Company’s financial assets and liabilities required to be measured at fair value on a recurring basis are as follows:

	Quoted Prices
	in Active Markets
	for Identical	Significant Other	Significant Other
	Assets	Observable Inputs	Unobservable Inputs	Total as of
	(Level 1)	(Level 2)	(Level 3)	October 3, 2009
Foreign currency forward contracts	$—	$113	$—	$113

Total assets	$—	$113	$—	$113

Foreign currency forward contracts	$—	$171	$—	$171
Interest rate swaps	—	2,725	—	2,725

Total liabilities	$—	$2,896	$—	$2,896

ATT Holding Co.
Notes to Consolidated Statements (Continued)
15. Derivative Instruments and Hedging Activities
Fair values of derivative instruments are as follows:

		Asset Derivatives				Liability Derivatives
Description of	Qualifies for Hedge		Balance Sheet		Pretax Loss		Balance Sheet		Pretax Loss
Derivative	Designation	Fair Value	Location		Recognized in AOCI	Fair Value	Location		Recognized in AOCI
Foreign currency forward contracts	No	$113	(a	)	$—	$171	(b	)	$—
Interest rate swaps	Yes	—	—		—	2,725	(c	)	2,725

(a)	The balance sheet location for the foreign currency forward contracts is Prepaid expenses and other current assets.

(b)	The balance sheet location for the foreign currency forward contracts is Accrued expenses and other current liabilities.

(c)	The balance sheet location for the interest rate swaps is Other liabilities.
The effect of derivative instruments on the accompanying consolidated statement of operations for the fiscal year ended October 3, 2009 is as follows:

		Location of pretax	Amount of pretax		Amount of pretax
		gain or (loss)	gain or (loss)	Location of pretax gain or	gain or (loss)
Description	Qualifies for Hedge	reclassed from AOCI	reclassed from AOCI	(loss) recognized in	recognized in
of Derivative	Designation	into earnings	into earnings	earnings	earnings
Foreign currency forward contracts	No	—	$—	Other expense	$1,635
Other	No	—	—	SG&A	(88)
Interest rate swaps	Yes	Interest expense	$(1,490)	—	—
The Company expects $2,454 of net pretax losses recognized in accumulated other comprehensive income as of October 3, 2009, to be reclassified into earnings within the next twelve months.
As of October 3, 2009, seventeen foreign currency forward contracts remain outstanding with a total notional amount of $14,776 (in Canadian dollars).
16. Commitments and Contingencies
During December 2004, a customer of the Company was named in litigation that involved UnionTools products. The complaint asserted causes of action against the defendant for improper advertisement to the end consumer. The allegation suggests that advertisements led the consumer to believe that the hand tools sold were manufactured within boundaries of the United States. The allegation asserts cause of action against the customer for common law fraud. In the event that an adverse judgment is rendered against the customer, there is a possibility that the customer would seek legal recourse against the Company for an unspecified amount in contributory damages. Presently, the Company cannot estimate the amount of loss, if any, if the customer were to seek legal recourse against the Company.
From approximately 1993 through 1999, the Company manufactured and sold 647,000 wheelbarrows with poly wheel hubs. Various claims were submitted, and lawsuits filed, to recover for injuries sustained while inflating tires on these wheelbarrows. In 2002, the Company participated in a voluntary “fast track” recall of these wheelbarrows with the Consumer Product Safety Commission (“CPSC”). The Company again voluntarily recalled these wheelbarrows in June 2004 in cooperation with the CPSC. However, less than 1% of the total products sold were returned, leaving an unknown number in service. To date, the Company has

ATT Holding Co.
Notes to Consolidated Statements (Continued)
responded to 34 claims involving this product. All known claims have been resolved. Although the Company believes it has sufficient insurance coverage in place to cover these claims, a successful claim may exceed the limits of the Company’s coverage.
During fiscal 2009, an underground fuel tank with surrounding soil contamination was discovered at the Frankfort, NY site which is the result of historical facility operations prior to the Company’s ownership. The Company is actively working with the New York Department of Environmental Conservation and the New York State Department of Health to comply with remediation efforts. The remediation process is taking significant efforts to complete and, as a result, the Company recorded a charge to cost of goods sold in the accompanying statements of operations of approximately $2,567 for the costs associated with the removal of the fuel oil tank and soil contamination during the fourth quarter of the period ended October 3, 2009. The circumstance affecting the loss estimates includes the extent of the soil contamination. The Company believes remediation will be completed by the end of the fiscal year beginning on October 4, 2009
The Company is involved in lawsuits and claims, including certain environmental matters, arising out of the normal course of its business. In the opinion of management, the ultimate amount of liability, if any, under pending litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
17. Other
The Company applied for relief under the U. S. Continued Dumping and Subsidy Offset Act of 2000, or “Byrd Amendment,” as a result of foreign manufacturers selling certain tools at unfair prices within the U.S. market. During December 2008 and December 2007, the Company received a distribution of tariffs collected in the amount of $2,983 and $1,110, respectively. These amounts were recorded within selling, general and administrative expenses in the accompanying consolidated statements of operations.
18. Subsequent Events
The Company has evaluated subsequent events through December 14, 2009, which is the date the consolidated financial statements were issued, and have determined that except as set forth below, there are no subsequent events that require disclosure. On December 2, 2009, the Company received a distribution of tariffs collected under the Byrd Amendment in the amount of $3,259.

ATT Holding Co.
Notes to Consolidated Statements (Continued)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None

Item 9A(T).	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 3, 2009, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that as of October 3, 2009, our internal control over financial reporting was effective.
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
Changes in Internal Control Over Financial Reporting
     There have not been any changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our fourth quarter ended October 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
     None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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

Name	Age	Position
Duane Greenly	59	President and Chief Executive Officer. Member of our Board of Directors, the Board of Directors of our parent, the Board of Directors of the buyer and the Board of Directors of the buyer parent
David Nuti	50	Chief Financial Officer
Jean Gaudreault	53	President and General Manager, Garant (Canada)
Thomas O’Connor	63	Managing Director, True Temper Ltd. (Ireland)
Lawrence Baab	47	Vice President, Marketing and Product Development
Daniel Yurovich	46	Senior Vice President of Operations
John Castle	69	Member of the Board of Directors of the buyer parent
Justin Wender	40	Member of the Board of Directors of the buyer parent
William Pruellage	36	Member of the Board of Directors of the buyer parent
Richard Moore	49	Member of the Board of Directors of the buyer parent
Richard Dell	63	Member of the Board of Directors of the buyer parent
Robert Elman	71	Member of the Board of Directors of the buyer parent
Edward LeBlanc	63	Member of the Board of Directors of the buyer parent
Kenneth Roman	78	Member of the Board of Directors of the buyer parent
     Duane Greenly has been our President and Chief Executive Officer since September 27, 2008, at which time he was also elected to the board of directors. Mr. Greenly was the President of Ames True Temper-U.S. since October 2007. Previously, he was our Chief Operating Officer since acquiring us, in partnership with Richard Dell and Wind Point Partners, in January 2002. From 1998 through 2001, Mr. Greenly was President and CEO of Barry Controls, which served the retail, industrial and OEM markets. From 1996 through 1998, he was President of Morgan Manufacturing. Mr. Greenly held numerous senior positions with Newell Rubbermaid. Mr. Greenly also held engineering, product development and operational roles with BF Goodrich and Milliken Textiles.
     David Nuti joined Ames True Temper in 2006 as the Chief Financial Officer. Previously he was employed as CFO and Senior Vice President for Rubicon Technology, CFO for Third Wave Technologies, Inc., and Vice President and Corporate Controller at Fiskars. Mr. Nuti was with Rubbermaid for over eight years in various senior financial and operational roles and began his career with Container Corporation of America and Newell. Mr. Nuti holds a bachelor’s degree from Northern Illinois University and an MBA from Lewis University.
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
     Thomas O’Connor has been the Managing Director of True Temper Ltd., Ireland since July 2005. Mr. O’Connor joined True Temper Ltd. in 1985 and served in various sales and marketing functions most recently as Sales and Marketing Director. Prior to joining True Temper Ltd., Mr. O’Connor served 10 years with I. S. Varian & Co. Ltd. Dublin, Ireland in Sales and 6 years with Polycell Products Ltd. United Kingdom.
     Lawrence Baab joined Ames True Temper in April 2008 with responsibility for Sales and Marketing and, since July 2009, Marketing and Product Development. Mr. Baab was previously employed by Igloo Products Corporation where he served as Vice President of National Sales & Licensing from 2006 to 2008 and Vice President of Marketing & New Product Development from 2002 through 2005. Before joining Igloo, Mr. Baab was employed with Black & Decker from 1993 through 2002 in senior sales, marketing, product development, and engineering roles. He also served in progressively responsible sales and training roles at Johnson & Johnson. Mr. Baab holds a bachelor’s degree from Azusa Pacific University and an MBA from the University of New Haven.
     Daniel Yurovich has been Senior Vice President of Operations since July 2008. He has been with Ames True Temper since April 2006 in key operational roles. Mr. Yurovich was previously employed by Barry Controls where he served as President and CEO from 2001 to 2006 and Vice President of Operations from 1998 through 2001. From 1996 through 1998 Mr. Yurovich was part of the Morgan Products LTD turn-around team as the Director of Support Services. He started his business career with the Newell Companies after nearly 11 years of duty in the Marine Corps where he attained the rank of Major. Mr. Yurovich holds a bachelor’s degree in Aerospace Engineering from the United States Naval Academy and an MBA from Regis University.
     John K. Castle is a member of the board of the directors of the buyer parent. Mr. Castle is Chairman and Chief Executive Officer of Castle Harlan. Prior to forming Castle Harlan in 1987, Mr. Castle was President and Chief Executive Officer of Donaldson, Lufkin & Jenrette, Inc., one of the nation’s leading investment banking firms. At that time, he also served as a director of the Equitable Life Assurance Society of the U.S. Mr. Castle is a board member of Perkins & Marie Callender’s Inc., Morton’s Restaurant Group, Inc. and various private equity companies. Mr. Castle has also been elected to serve as a Life Member of the Massachusetts Institute of Technology. He has served for twenty-two years as a trustee of New York Medical College, including eleven of those years as Chairman of the Board. He was formerly a member of the Board of the Whitehead Institute for Biomedical Research, and was Founding Chairman of the Whitehead Board of Associates. He is also a member of The New York Presbyterian Hospital Board of Trustees and Former Chairman of the Columbia-Presbyterian Health Sciences Advisory Council. Mr. Castle received his bachelor’s degree from the Massachusetts Institute of Technology, his MBA as a Baker Scholar with High Distinction from Harvard and two Honorary Doctorate degrees of Humane Letters.
     Justin Wender is a member of the board of directors of the buyer parent. Mr. Wender is the President of Castle Harlan, Inc. Prior to joining Castle Harlan in 1993, Mr. Wender worked in the Corporate Finance Group of Merrill Lynch & Co., where he assisted clients with a variety of corporate finance matters. He is a board member of Morton’s Restaurant Group, Caribbean Restaurants, and Baker & Taylor. In addition, he is a Trustee of The Weitz Funds, the Chair of the International Center for the Disabled, a Trustee of Carleton College and a Board Member of the Pew Center on Global Climate Change. Mr. Wender is a Cum Laude graduate of Carleton College with a B.A. in Political Science and has his M.B.A. from the Wharton School of the University of Pennsylvania.
     William M. Pruellage is a member of the board of directors of the buyer parent and is a senior managing director of Castle Harlan, Inc. Prior to joining Castle Harlan in 1997, Mr. Pruellage worked in the mergers and acquisitions department of Merrill Lynch & Co., where he assisted clients in strategic planning and corporate mergers. He is currently a board member of Anchor Drilling Fluids and Perkins & Marie Callender’s Inc. He is a former director of RathGibson, Universal Compression, American Achievement Corp., and Verdugt Holdings, LLC. Mr. Pruellage graduated Summa Cum Laude from Georgetown University with a double major in Finance and International Business. He is member of Beta Gamma Sigma Honor Society. Mr. Pruellage is a member of the board of the Catholic Charities of the Archdiocese of New York.

     Richard Moore is a member of the board of directors of the buyer parent and is currently serving his fourth term as Director of New York Stock Exchange Regulation. Mr. Moore is a former State Treasurer of North Carolina where he held office for eight years. He is a former corporate attorney, federal prosecutor, state legislator and head of North Carolina’s Department of Crime Control and Public Safety. Mr. Moore is an honors graduate of Wake Forest University and the School of Law with a graduate degree in Accounting and Finance from the London School of Economics.
     Richard Dell retired from our company on September 27, 2008. Mr. Dell remains a member of the board of directors of the buyer parent. He had been our President and Chief Executive Officer and a member of our board of directors since participating in our acquisition in partnership with Duane Greenly and Wind Point Partners in January 2002 through the date of retirement. Mr. Dell also has been a member of the board of directors of the buyer parent since June 1, 2004 and continues to serve in that position. He has been a partner in Focus Associates, LLC, a business consulting group, since November 2008. Prior to his employment by our Company, he served 27 years with Newell Rubbermaid, where he began in Sales and Marketing and became President of two different divisions. Prior to leaving Newell Rubbermaid, Mr. Dell was Group President. Mr. Dell serves on the Board of Directors of Gander Mountain Company.
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
     Edward LeBlanc is a member of the board of directors of the buyer parent. He served as interim Chairman and Chief Executive Officer of Generac Power Systems from 2007 to 2008. Mr. LeBlanc served as President, Residential and Commercial Division of Kidde, Inc. from September 2000 until December 2005. Mr. LeBlanc served as President and CEO of Regent Lighting Corporation from 1997 until 2000. Prior to joining Regent, Mr. LeBlanc held a number of positions with Macklanburg-Duncan over a 19-year period including President and Chief Operating Officer. Mr. LeBlanc also serves on the Boards of IPS Inc., Pro Build Holdings, Inc. and Generac Power Systems Corporation.
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
Audit Committee Financial Expert
     The audit committee of CHATT Holding LLC, the buyer parent of ATT Holding Co., which we refer to as the Audit Committee, effectively functions as our audit committee. The Audit Committee consists of Edward LeBlanc (Chairman), Robert Elman, and William Pruellage. The Audit Committee of CHATT Holding LLC has determined that Mr. LeBlanc is considered an “audit committee financial expert,” as defined in Section 401 (h) of Regulation S-K. The Audit Committee has not determined that Mr. LeBlanc qualifies as “independent” as defined in the listing standards of the New York Stock Exchange.
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
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview of Compensation Program
     Ames True Temper, Inc.’s (“ATT’’) executive compensation program is carried out through several compensation methods. The primary compensation components we use include the following:
•	annual salary;

•	annual cash bonus incentive; and

•	various health, disability, retirement and other benefits, including post-termination arrangements.
     This Compensation Discussion and Analysis describes the total compensation for the following Named Executive Officers (NEOs):
•	Duane Greenly, President & Chief Executive Officer

•	David Nuti, Chief Financial Officer

•	Jean Gaudreault, President & General Manager, Garant

•	Lawrence Baab, Vice President of Marketing and Product Development

•	Daniel Yurovich, Senior Vice President of Operations
General Compensation Philosophy and Objectives
     In administering our executive compensation program, we look to accomplish the following goals:
•	correlate executive compensation with annual performance objectives (both financial and personal) to the achievement of short-term objectives and long-term growth for ATT and its stockholder;

•	promote individual initiative and achievement;

•	provide total compensation packages that are fair, reasonable and competitive with comparable industrial companies; and

•	attract and retain qualified executives who are critical to our long-term success.
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
Compensation Committee
     Our Compensation Committee (the “Committee”) has the authority to engage the services of outside advisors, experts and others to assist the Committee with compensation matters. The Committee is responsible for the following:
•	Determining financial bonus targets for ATT for the upcoming fiscal year and the upper and lower thresholds of potential bonus that may be earned.

•	Setting personal objectives for the Chief Executive Officer.

•	Determining compensation for ATT’s NEOs, including the Chief Executive Officer for the following year based on the current years audited financial results.

•	Approving bonus payouts consistent with the current year bonus policy and attainment of predetermined financial targets.

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
Annual Salary
     The goal is to provide a salary level that fairly compensates individuals for the services they perform and is competitive with current market rates. In general, we strive to maintain salary levels ranging from moderately below to moderately above industry medians. Through the Committee, we review and approve the base salaries of each NEO annually, taking into consideration the following factors:
•	the available salary budget, which is established based on recent salary data for manufacturing companies based on geographic area and the size of the Company determined by number of employees (taken from various survey sources);

•	the NEOs current and historical performance and contribution to our business, including achieved results of operations for which he is responsible and other key strategic accomplishments on pre-established goals within his area of responsibility;

•	the NEOs level and amount of responsibility within our business, focusing particularly on the individual’s ability to impact bottom-line results, either directly or through the groups of people he manages and considering any change in the NEOs level of responsibility;

•	comparison to other internal salaries, with the goal of internal equity that reward positions with similar levels of responsibility; and

•	our salary range structure for various grade levels.
     The Committee completed its annual review of NEO salaries for calendar year 2009 in December 2008. Mr. Greenly’s annual increase and promotional increase was retroactively approved back to September 28, 2008. Increases in annual salary levels of NEOs ranged from 2.3% to 14.29% over the prior year’s salary. Annual salary generally comprises 50.0% to 66.7% of the total compensation of NEOs at target bonus levels.
Annual Cash Bonus Incentive
     The annual cash bonus incentive (“2009 Bonus Plan’’) applies to all ATT salaried employees. The financial target portion of the program is consistent across all participants, although payouts differ based on the target bonus percentage applicable to the employee’s level within ATT. Further, the NEOs and certain management level personnel have specific personal objectives in addition to ATT’s financial targets.
     The Committee approves annual target EBITDA (Earnings Before Interest, Income Taxes, Depreciation and Amortization) which is a non-GAAP measurement and working capital targets at the conclusion of our annual financial planning process, based upon the Board’s approval of our financial plan and budget for the fiscal year. At such time, we assess the future internal and external operating environment and develop projections of anticipated results. Each year the Committee approves target EBITDA and working capital goals that are considered to be challenging for us to achieve and generally reflect performance above the prior year.
     Payments to NEOs under the 2009 Bonus Plan for fiscal year 2009 were dependent upon achievement of specific financial targets related to EBITDA and working capital, as well as personal objectives established for each NEO. These payments are a function of the NEO’s annual salary multiplied by the applicable target bonus percentage, which in turn is multiplied by a performance percentage.
     The applicable target bonus percentage is determined for each NEO by the Committee and is a function of the individual’s level of responsibility and his ability to impact the overall results of ATT. The applicable target bonus percentage is comprised of financial targets (67.0%, of which 45.0% relates to EBITDA targets and 22.0% relates to working capital targets) and personal objectives (33.0%) for all NEOs with the exception of Mr. Gaudreault. In the case of Mr. Gaudreault, 53.4% of his financial target is tied specifically to his operating unit’s results, 33.3% is tied to personal objectives and 13.3% is tied to the overall consolidated financial targets.
     The performance percentage can range from 0.0% to 220.0% of the EBITDA target, 0.0% to 150.0% of the working capital target and 0.0% to 125.0% of personal objectives. Achieving the financial targets and personal objectives results in a performance percentage of 100.0%. A maximum of 173.25% of the applicable target bonus percentage can be achieved by attaining the upper limit on all components. Performance below the minimum performance level results in a zero performance percentage and no incentive payments. The performance percentage increases above zero once the minimum performance level is attained and increases as results increase above the minimum level. If the maximum performance level is attained or surpassed, the performance percentage is capped to generate a maximum payout of 173.25% of fiscal year salary for Mr. Greenly and 86.63% to 104.0% of fiscal year salary for the other NEOs.
     For fiscal 2009, ATT achieved a performance percentage for the EBITDA target of 145.03% and for the working capital target the performance percentage was 150.0%. The NEO’s achieved between 52.5% and 116.75% of their personal objectives.
     The target bonus percentage for Mr. Greenly in 2009 was 100.0% of fiscal year salary and the target bonus percentages for the other NEOs ranged from 50.0% to 60.0% of fiscal year salary. Based on each NEO’s achievements against the established target bonus percentage, Mr. Greenly attained a bonus of 131.68% of fiscal year salary. The other four NEOs attained a range of 57.8% to 94.6% of their fiscal year salaries for 2009. The amounts of the awards under the Plan are summarized in the Summary Compensation Table.
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
     Since various laws and regulations set limits on amounts allocable to a participant under the defined benefit pension plan, ATT had established the Ames True Temper, Inc. Supplemental Executive Retirement Plan (“SERP’’) to provide supplemental retirement benefits on an unfunded basis to Mr. Greenly (whose benefits under the defined benefit pension plan are restricted by IRS limits on covered compensation for qualified defined benefit programs) upon retirement from ATT of an amount equal to the difference between the annual retirement benefits permitted under the defined benefit pension plan and the amount that would have been paid if the limitations imposed were at a level stated in the SERP rather than the laws and regulation. The limits in the SERP are different for each participant. Benefits under the SERP became vested upon the change of control to Castle Harlan in June 2004. Payments under the SERP are subject to the same provisions as the regular pension plan.
     On May 31, 2008, ATT froze benefit accruals for all salaried and certain hourly associates under its domestic defined benefit plan (“Pension Plan”) and the SERP. Participants under the Pension Plan accrued benefits through May 31, 2008 based on applicable years of benefit service and eligible compensation through that date. Service after May 31, 2008 will count for vesting purposes and toward meeting the eligibility requirements for commencing a pension benefit under the Pension Plan, but will not count toward the calculation of the pension benefit amount. Compensation earned after May 31, 2008 will similarly not count toward the determination of the pension benefit amounts under the Pension Plan. In conjunction with the freezing of benefit accruals under the Pension Plan, ATT froze benefit accruals under the SERP effective with the close of business on May 31, 2008. On June 1, 2008, ATT provided certain participants in the Pension Plan and SERP with enhanced matching contributions under an existing 401(k) defined contribution pension plan (the “401(k) Plan”). The eligibility for and amount of enhanced matching contributions under the 401(k) Plan will depend on an employee’s combined years of benefit accrual service and age under the Pension Plan projected through December 31, 2008. If the years of projected benefit accrual service under the pension plan as of December 31, 2008 plus the participants age equal less than 55, the matching contribution remained at 100% of the first 3% and 50% of the next 2% of the employee’s deferrals. Detailed below as follows:

Age and Years of Service	Matching contributions
Less than 55	100% of the 1st 3% and 50% of the next 2% deferred
55, less than 60	100% of the 1st 5% deferred
60, less than 65	100% of the 1st 6% deferred
65, less than 70	116.66% of the 1st 6% deferred
70, less than 75	133.33% of the 1st 6% deferred
Greater than 75	150% of the 1st 6% deferred
     On June 1, 2008, ATT established a non — qualified 401(k) for highly compensated individuals to provide a vehicle for them to receive additional matching funds in excess of the 4% that they were unable to receive in the 401(k) plan. Highly compensated employees who participate in the 401(k) plan are by various regulations capped at the amount of a maximum company contribution of 4%. Those highly compensated employees who otherwise meet the service and age requirements specified above will receive a discretionary contribution to the non-qualified plan equal to the difference between the maximum amount they could have received under the 401(k) plan and the amount they would have been entitled to receive per the schedule listed above.
     The benefits offered under the health, disability and life insurance programs are offered to U.S. based NEOs on the same basis as they are offered to U.S. based non-executive employees. ATT also provides to its NEOs monthly car allowances and car related expenses and a severance policy as described below.
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
Employment/Severance Agreements
     All NEOs have employment agreements that are for initial three-year periods and are automatically renewable for twelve month increments thereafter, unless notice to terminate the contract is provided. In the event of termination without cause of any NEO, severance payments from seven months to 25 months of annual salary are triggered, in addition to payment of medical benefits at the active employee rates during the severance period.
     Mr. Greenly and Mr. Gaudreault completed their initial three-year terms and are in their third renewal period. Mr. Nuti and Mr. Yurovich completed their initial three-year terms and are in their first renewal period. Mr. Baab is in the initial three-year period of his agreement which expires on April 21, 2011.
Executive Compensation Tables
Summary Compensation Table

				Change
				in Value
			Annual	of	Change
		Fiscal	Cash	Regular	in Value
		Year	Bonus	Pension	of SERP	All Other
		Salary	Incentive	Benefit	Benefit	Compensation
NEO	Year	(a)	(b)	(c)	(d)	(e)	Total
D. Greenly	2009	$407,692	$536,833	$29,668	$4,827	$33,610	$1,012,630
	2008	329,808	247,668	29,701	6,067	24,335	637,579
	2007	269,804	59,806	39,208	5,046	19,782	393,646

D. Nuti	2009	264,424	214,799	4,254	—	22,055	505,532
	2008	246,785	161,169	14,536	—	16,651	439,141
	2007	235,890	44,229	18,465	—	17,007	315,591

J. Gaudreault	2009	267,584	253,176	—	—	14,397	535,157
	2008	258,718	282,656	—	—	15,205	556,579
	2007	257,448	39,010	—	—	14,286	310,744

L. Baab(f)	2009	259,231	149,820	—	—	91,384	500,435

D. Yurovich(f)	2009	210,769	142,679	3,936	—	20,840	378,224

(a)	Amounts shown in this column represent the fiscal year salary for each year. Fiscal 2009 was a 53 week year. Mr. Gaudreault’s salary was converted to U.S. dollars using the exchange rate in effect on the last day of the fiscal year: Fiscal 2009: Canadian $1:00 = USD $0.92, Fiscal 2008: Canadian $1.00 = USD $0.97, Fiscal 2007: Canadian $1.00 = USD $1.00.

(b)	Amounts shown in this column represent the annual cash bonus incentive paid to each NEO based on achievement of financial targets and personal objectives for the fiscal year.

(c)	Amounts shown in this column represent the change in value of the regular pension benefit from July 1, 2008 to October 3, 2009 for Fiscal 2009, July 1, 2007 to June 30, 2008 for Fiscal 2008, July 1, 2006 to June 30, 2007 for Fiscal 2007. Mr. Gaudreault is not in the pension plan but is in the Registered Retirement Savings Plan (“RRSP’’) in Canada.

(d)	Amounts shown in this column represent the change in value of the SERP benefit from July 1, 2008 to October 3, 2009, for Mr. Greenly.

(e)	Amounts shown in this column consist of items detailed in the All Other Compensation Table, automobile allowance and expense, matching contributions to the 401 (k) or RRSP plan and other expenses paid as noted in the table.

(f)	Fiscal 2009 is the first year that Mr. Baab and Mr. Yurovich are named executive officers.

All Other Compensation Table

			Matching
		Automobile	Contributions to	Non-Qualified
		Allowance	401(k) or	401(k)	Other
NEO	Year	and Expenses	RRSP	Contributions	(d)	Total
D. Greenly	2009	$11,100	$9,800	$12,710	$—	$33,610
	2008	9,900	5,394	9,041	—	24,335
	2007	12,573	7,209	—	—	19,782

D. Nuti	2009	11,100	9,615	1,340	—	22,055
	2008	9,900	6,252	499	—	16,651
	2007	12,887	4,120	—	—	17,007

J. Gaudreault (a)(b)	2009	8,516	5,881	—	—	14,397
	2008	8,884	6,321	—	—	15,205
	2007	6,666	7,620	—	—	14,286

L. Baab (c)	2009	11,100	7,476	—	72,808	91,384

D. Yurovich (c)	2009	9,900	10,033	907	—	20,840

(a)	The conversion rate used for amounts included in this table for Mr. Gaudreault was the exchange rate in effect on the last day of the fiscal year: Fiscal 2009: Canadian $1.00= USD $0.92, Fiscal 2008: Canadian $1.00= USD $0.97, Fiscal 2007: Canadian $1.00 = USD $1.00.

(b)	Mr. Gaudreault does not participate in ATT’s 401(k) plan; however, we do contribute to his RRSP. The RRSP functions much like a 401(k) plan in the form of matching contributions to the plan.

(c)	Fiscal 2009 is the first year that Mr. Baab and Mr. Yurovich are named executive officers.

(d)	The amount shown in this column relates to relocation reimbursements.
Pension Benefits Table

			Present	Payments
		Number of Years	Value of	During
		of Credited	Accumulated	Fiscal
NEO	Plan Name	Service (b)	Benefits (b)	Year 2009
D. Greenly	Pension	6.4 years	$185,511	$—
	SERP	6.4 years	36,303	—

D. Nuti	Pension	2.3 years	37,255	—

J. Gaudreault (a)	RRSP	—	—	—

L. Baab (a)	Pension	—	—	—

D. Yurovich	Pension	2.1 years	27,985	—

(a)	Mr. Gaudreault is not in the pension plan but is in the RRSP in Canada. Mr. Baab is not eligible for the pension plan based on his hire date.

(b)	The amounts shown for pension and SERP for number of years of credited service at the plan freeze date of May 31, 2008 and present value of accumulated benefits are at the pension and SERP valuation date of October 3, 2009, and reflect a discount rate of 5.50%.

Potential Payments Upon Termination Table

NEO	Severance (a)	Benefits (a)
D. Greenly — Termination without cause	833,333	—
D. Nuti — Termination without cause	284,375	—
J. Gaudreault (b) — Termination without cause	155,970	2,006
L. Baab — Termination without cause	277,063	—
D. Yurovich — Termination without cause	121,917	—

(a)	Mr. Greenly’s severance period is 25 months. Mr. Nuti and Mr. Baab’s severance periods are 13 months. Mr. Gaudreault and Mr. Yurovich’s severance periods are 7 months.

(b)	The conversion rate used for amounts included in this table for Mr. Gaudreault was the exchange rate in effect on the last day of the fiscal year: Fiscal 2009: Canadian $1.00 = USD $0.92, Fiscal 2008: Canadian $1.00 = USD $0.97, Fiscal 2007: Canadian $1.00 = USD $1.00.
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
Director Compensation
     Of the current Board of Directors (“Board”), only Mr. Greenly is a salaried employee of ATT. Mr. Greenly was appointed to the Board on September 27, 2008. For fiscal year 2009, all Board members receive annual compensation of $35,000 and reimbursement of Board-related travel and incidental expenses except for employee Board members and Castle Harlan employees.
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
Compensation Committee Report
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in ATT’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009.
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
Employment Agreements
     We have employment agreements with Duane Greenly, David Nuti, Jean Gaudreault, Lawrence Baab and Daniel Yurovich. The term of each executive’s agreement is three years and will be automatically renewed for consecutive one-year periods, unless within 60 days prior to the expiration of the employment term, either party to the agreement provides notice of its election to terminate the agreement. Currently salaries are as follows; Mr. Greenly’s is $400,000, Mr. Nuti’s is $262,500, Mr. Gaudreault’s is $290,628 (CAD) Mr. Baab’s is $255,750 and Mr. Yurovich’s is $209,000. Their agreements provide that their annual salary is subject to increase from time to time, solely at our discretion. During the employment period, each executive is eligible to receive a cash bonus based on the achievement of budgeted performance goals, as well as additional bonuses based on the achievement of performance goals and objectives approved by the buyer parent’s board of directors. Each executive is eligible to receive employee benefits comparable to the benefits provided to our other senior executive officers and to the benefits provided to him or her immediately prior to the date of his or her agreement and will be reimbursed by us for any business expenses reasonably incurred.
     With respect to each of the executives, in the event of a termination of employment by reason of death or “permanent disability,’’ as defined in the agreements, by us for “due cause,’’ as defined in the agreements, or by the executive voluntarily, we will have no further obligation to the executive (or the executive’s estate) except for salary and benefits accrued through the termination date. In the case of a termination based on permanent disability, the executive will also be entitled to any benefits provided under our disability insurance policy. If the executive is terminated by us without due cause or if he or she terminates employment for “good reason,’’ as defined in the agreements for the period specified in the applicable executive’s employment agreement, then the executive will be entitled to receive severance pay and benefits as specified in the applicable executive’s employment agreement, payable at our regular payroll intervals. For two years after the termination of employment, each executive will be subject to a non-competition and non-solicitation restriction.
Employment Plans
Retirement Plans
     Effective January 14, 2002, we established the Ames True Temper, Inc. Pension Plan and Trust which we refer to as the pension plan. Assets necessary to fund the pension plan were transferred from the Lawn and Garden Pension Plan, formerly known as the USI Group Pension Plan, which we refer to as the lawn and garden plan. Accumulated years of benefit service under the lawn and garden plan are included in the benefit formula of the pension plan, which generally covers employees who have completed either one year of service or one hour of service, depending upon his or her location of employment.
Subject to certain exceptions, most hourly employees will receive a pension at normal retirement age (which is generally the later of age 65 and the completion of five years of service) equal to the product of his or her years of benefit service and the applicable multiplier, subject to offset in certain instances for payments that are required by law (other than social security payments). The applicable multiplier is generally between $11.00 and $37.50, but will vary depending upon, among other things, the employee’s work location, years of benefit service and the date the employee last worked for ATT. Eligible salaried employees and certain other hourly employees are entitled to a pension at the normal retirement age of 65 equal to 1.20% of average monthly compensation, as defined below, up to the social security integration level times years of benefit service, plus 1.85% of average monthly compensation, in excess of the social security integration level times years of benefit service, up to a total of 30 years of benefit service. “Average monthly compensation” is the highest average monthly salary received in any 60 consecutive months in the last 120 months. “Compensation’’ includes all wages paid by us, including bonuses, before-tax contributions made to the Ames True Temper, Inc. Retirement Savings and Investment Plan and salary reduction contributions to any Section 125 Plan, but excludes income realized under any incentive plan or stock option plan, severance pay in excess of six months, welfare benefits, accrued vacation for periods in excess of one year, moving expenses, taxable fringe benefits, reimbursements and other expense allowances and deferred compensation. This compensation is comparable to the “Annual Compensation’’ shown in the Summary Compensation Table. After completing five years of service, an employee whose employment with the participating company has terminated is entitled to a benefit, as of the employee’s normal retirement date, equal to the benefit earned to the date of termination of employment, or an actuarially reduced benefit commencing at any time after age 55 or 60, depending upon the employee’s work location, if the participant is eligible for early retirement under the pension plan. Certain death benefits are available to eligible surviving spouses of participants.
     Since various laws and regulations set limits on the amounts allocable to a participant under the pension plan, we had established the Ames True Temper, Inc. Supplemental Executive Retirement Plan, or SERP. The SERP provides retirement benefits on an unfunded basis to Mr. Greenly and five former executives (whose benefits under the pension plan would be restricted by the limits) upon retirement from our company of an amount equal to the difference between the annual retirement benefits permitted under the pension plan and the amount that would have been paid if the limitations imposed were at a level stated in the SERP rather than the laws and regulations. The limits in the SERP are different for each participant. Benefits under the SERP generally become 100% vested after five years of service, at early retirement, at normal retirement, upon death, upon disability or upon a “change in control,’’ as defined in the SERP.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     All of our issued and outstanding capital stock is held by our parent. Our parent’s capitalization consists of 1,600,000 shares of Class A Common Stock, $.0001 par value per share, 300,000 shares of Class B Common Stock, $.0001 par value per share and 100,000 shares of Series A Preferred Stock, $.0001 par value per share. Our parent is a direct wholly owned subsidiary of buyer, and buyer is a direct wholly owned subsidiary of buyer parent and approximately 87% and 13%, respectively, of the equity interests of buyer parent are owned by CHAMES Holdings I LLC and its affiliates (an affiliate of Castle Harlan), and certain members of management.
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

	Number of	Percentage of	Number of	Percentage of
	Class	Total Class	Class	Total Class
Name and Address of Beneficial Owner	A Units	A Units (%)	B Units	B Units (%)
CHAMES Holdings I LLC(1)(2)	961,564	87.03%	961,564	87.03%
John K. Castle(1)(3)	961,564	87.03%	961,564	87.03%
Richard Dell(1)	60,398	5.47%	60,398	5.47%
Duane Greenly(1)	22,706	2.06%	22,706	2.06%
David Nuti(1)	1,000	*	1,000	*
Jean Gaudreault(1)	4,723	*	4,723	*
Lawrence Baab(1)	150	*	150	*
Daniel Yurovich(1)	700	*	700	*
Justin B. Wender(1)	0	*	0	*
William M. Pruellage(1)	0	*	0	*
Richard Moore(1)	0	*	0	*
Robert Elman(1)	1,000	*	1,000	*
Edward LeBlanc(1)	500	*	500	*
Kenneth Roman(1)	2,000	*	2,000	*
All directors and executive officers as a group (including those listed above)	1,078,100	97.58%	1,078,100	97.58%

*	Denotes beneficial ownership of less than 1% of the class of units.

(1)	The address for CHP IV and Messrs. Castle, Pruellage and Wender is c/o Castle Harlan, Inc., 150 East 58th Street, New York, New York 10155. The address for Mr. Greenly, our other executive officers named in the table and Messrs. Dell, Elman, LeBlanc, Roman and Moore is 465 Railroad Avenue, Camp Hill, Pennsylvania 17011.

(2)	CHP IV is the direct parent of CHAMES Holdings I LLC and includes units of ownership interests held by related entities and persons, all of which may be deemed to be beneficially owned by CHP IV. CHP IV disclaims beneficial ownership of these units.

(3)	John K. Castle, a member of buyer parent’s board of directors, is the controlling stockholder of Castle Harlan Partners IV, G.P., Inc., the general partner of the general partner of CHP IV, the indirect parent of the buyer parent and as such may be deemed a beneficial owner of the units of the buyer parent owned by CHP IV and its affiliates. Mr. Castle disclaims beneficial ownership of all units in excess of his proportionate partnership share of CHP IV.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Management Agreement
     On June 28, 2004, at the closing of the acquisition, we entered into a management agreement with Castle Harlan, Inc., as manager, under which Castle Harlan provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the buyer parent, the buyer, our parent and us. As compensation for those services, we will pay to Castle Harlan (1) for services rendered during the first year of the term of the agreement, a management fee equal to 1.5% of the aggregate equity contributions made upon closing of the acquisition by CHP IV and its affiliates (including their limited partners), payable on June 28, 2005, (2) for services rendered during the second year of the term of the agreement, a management fee equal to 1.5% of the aggregate equity contributions made on June 28, 2004 by CHP IV and its affiliates (including their limited partners), payable quarterly in advance and (3) for services rendered after the second full year of the agreement, an annual management fee equal to 3.0% of the aggregate equity contributions made on June 28, 2004 by CHP IV and its affiliates (including their limited partners), payable quarterly in advance. Under the management agreement, we will also pay Castle Harlan, for services rendered in connection with the transactions, a one-time transaction fee, payable on June 28, 2004, equal to 3% of the aggregate equity contributions made on June 28, 2004 by CHP IV and its affiliates (including their limited partners). In addition, if at any time after the closing of the acquisition, CHP IV or its affiliates (including their limited partners) make any additional equity contributions to any of us, our parent, the buyer or the buyer parent, we will pay Castle Harlan an annual management fee equal to 3% of each such equity contribution. We will also pay or reimburse Castle Harlan for all out-of-pocket fees and expenses incurred by Castle Harlan and any advisors, consultants, legal counsel and other professionals engaged by Castle Harlan to assist in the provision of services under the management agreement. During fiscal 2009, we recorded fees and expenses of $3,431 related to Castle Harlan’s management agreement.
     The management agreement is for an initial term expiring December 31, 2011 and is subject to renewal for consecutive one-year terms unless terminated by Castle Harlan or us upon 90 days notice prior to the expiration of the initial term or any annual renewal. We also indemnify the manager, its officers, directors and affiliates from any losses or claims suffered by them as a result of services they provide us. Payment of management fees will be subject to restrictions contained in our Revolving Loan.
Management Equity
     In connection with the acquisition, certain members of management, including our executive officers, made an equity investment in the aggregate amount of approximately $14.0 million in buyer parent, through the exchange of shares of our parent’s capital stock held by management and, in a few cases, certain members of management that did not hold equity in our parent purchased an equity interest in buyer parent for cash. During fiscal 2009, new or promoted members of Ames True Temper management purchased equity units of CHATT Holdings LLC.
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
     The Audit Committee of the Board of Directors on April 12, 2007, appointed as the Company’s principal accounting firm, the independent registered accounting firm of Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche’’). Deloitte & Touche has served as the Company’s principal accounting firm for the fiscal years ended October 3, 2009 and September 27, 2008.
     The Audit Committee approves all services rendered to us by Deloitte & Touche and all fees paid to Deloitte & Touche. The Audit Committee requires that management obtain the prior approval of the Audit Committee for all audit and permissible non-audit services to be provided by Deloitte & Touche. The Audit Committee considers and approves anticipated audit and permissible non-audit services to be provided by Deloitte & Touche and during the year and estimated fees. The Audit Committee will not approve non-audit engagements that would violate rules of the Securities and Exchange Commission or impair the independence of Deloitte & Touche.

     For the fiscal years ended October 3, 2009 and September 27, 2008, aggregate fees, including expenses billed to us by Deloitte & Touche were as follows:

	Fiscal	Fiscal
	2009	2008
Audit Fees(1)	$1,041,002	$1,245,140
Tax Fees(2)	27,036	21,000
Audit-Related Fees(3)	82,160	39,498

(1)	Includes aggregate fees and expenses for professional services performed in conjunction with: fiscal 2009, the audit of our financial statements for the fiscal year ended October 3, 2009 and reviews of interim financial statements for the quarterly periods ended December 27, 2008, March 28, 2009 and June 27, 2009; fiscal 2008, the audit of our financial statements for fiscal year ended September 27, 2008 and reviews of interim financial statements for the quarterly periods ended December 29, 2007, March 29, 2008 and June 28, 2008.

(2)	For fiscal 2009 and 2008, tax fees consist principally of fees related to tax compliance.

(3)	For 2009, audit-related fees include fees and expenses for professional services performed in conjunction with the review of the responses to an SEC comment letter received in June 2009 as well as fees related to a statutory audit performed at a subsidiary in the Other segment. For fiscal 2008, audit-related fees consist primarily of fees related to a statutory audit performed at a subsidiary in the Other segment.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

Exhibit
Number	Description
10.2.1	Amendment No. 1 to Credit Agreement, dated January 14, 2005, by and among Ames True Temper, Inc., ATT Holding Co., as a guarantor, the banks, financial institutions and other institutional lenders parties to the Credit Agreement dated as of June 28, 2004, and Bank of America, N.A., as administrative agent.	C

10.2.2	Amendment No. 2 to Credit Agreement, dated December 1, 2005, by and among Ames True Temper, Inc., ATT Holding Co., as a guarantor, the banks, financial institutions and other institutional lenders parties to the Credit Agreement dated as of June 28, 2004, and Bank of America, N.A., as administrative agent.	D

10.2.3	Amended and Restated Credit Agreement, dated as of April 7, 2006, among Ames True Temper, Inc., Acorn Products, Inc., UnionTools, Inc., and Ames True Temper Properties, Inc., as borrowers, ATT Holding Co., as a guarantor, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other lenders party thereto.	H

10.3	Security Agreement, dated as of June 28, 2004, made by Ames True Temper, Inc., the other persons listed on the signature pages thereof to Bank of America, N.A., as Collateral Agent	B

10.4	Intellectual Property Security Agreement, dated June 28, 2004, made by the persons listed on the signature pages thereof in favor of Bank of America, N.A., as Collateral Agent	B

10.5	Subsidiary Guaranty, dated as of June 28, 2004, made by the persons listed on the signature pages thereof under the caption “Subsidiary Guarantor’’ in favor of the Secured Parties	B

10.6	Charge of Shares in respect of the shares of True Temper Limited made on June 28, 2004 between Ames True Temper, Inc. and Bank of America, N.A., as security trustee.	B

10.9+	Amended and Restated Employment Agreement, dated June 28, 2004, between Ames True Temper, Inc. and Duane R. Greenly	B

10.9.1+	Amendment to Employment Agreement, dated as of February 4, 2009, between Ames True Temper, Inc. and Duane R. Greenly	J

10.12+	Management Agreement, dated June 28, 2004, by and among Castle Harlan, Inc., ATT Holding Co., Ames True Temper, Inc. and CHATT Holdings Inc.	B

10.13+	Amended and Restated Employment Agreement, dated June 28, 2004, between Ames True Temper, Inc. and Jean Gaudreault	F

10.17+	Amended and Restated Employment Agreement, dated May 5, 2006, between Ames True Temper, Inc. and David M. Nuti	I

10.18	Supplemental Indenture, to the Indenture, dated June 28, 2004, by and among Ames True Temper, Inc., ATT Holding Co. and The Bank of New York, as trustee, such Supplemental Indenture dated as of December 17, 2007, and among Ames U.S. Holding Corp, Ames Holdings, Inc., Ames True Temper Properties, Inc., Ames True Temper, Inc., ATT Holding Co. and The Bank of New York, as trustee	K

10.19	Supplemental Indenture to the Indenture, dated January 14, 2005, by and among the Company, ATT Holding Co. and The Bank of New York, as trustee, such Supplemental Indenture dated as of December 17, 2007 and among Ames U.S. Holding Corp., Ames Holdings, Inc., Ames True Temper Properties, Inc. Ames True Temper, Inc., ATT Holding Co. and The Bank of New York, as trustee	K

10.20+	Employment Agreement, dated April 21, 2008, between Ames True Temper, Inc. and Lawrence D. Baab	M

Exhibit
Number	Description
10.21+	Separation Agreement and General Release, dated September 18, 2008, between Ames True Temper, Inc. and Richard C. Dell	L

12.1*	Statement Regarding Computation of Ratios

14.1	Code of Ethics	K

21.1	List of subsidiaries of the Company	K

31.1*	Certification of Chief Executive Officer pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002

*	Filed herewith

(A)	Previously filed as an exhibit to the Registrants’ Registration Statement on Form S-4 (Reg. No. 333-118086) filed with the SEC on August 10, 2004.

(B)	Previously filed as an exhibit to Amendment No. 1 to the Registrants’ Registration Statement on Form S-4 (Reg. No. 333-118086) filed with the SEC on October 7, 2004

(C)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 18, 2005

(D)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 7, 2005

(E)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 28, 2005

(F)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed with the SEC on December 22, 2005

(G)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2006

(H)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 14, 2006

(I)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 22, 2006

(J)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2008, filed with the SEC on February 6, 2009

(K)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed with the SEC on December 28, 2007

(L)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, filed with the SEC on December 22, 2008

(M)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed with the SEC on May 13, 2008

(b)	Reference is made to Item 15(a)(3) above.

(c)	Reference is made to Item 15(a)(2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ames True Temper, Inc.
Date: December 14, 2009	By:	/s/ Duane R. Greenly
Duane R. Greenly
President and Chief Executive Officer (Authorized Signatory)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ Duane R. Greenly	President and Chief Executive Officer
Duane R. Greenly	(Principal Executive Officer)
Dated: December 14, 2009

/s/ David M. Nuti	Chief Financial Officer
David M. Nuti	(Principal Financial Officer)
Dated: December 14, 2009

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal years Ended October 3, 2009, September 27, 2008 and September 29, 2007.
(Dollar amounts in thousands)

	Balance at	Additions charged
	beginning of	to costs and			Balance at
Account receivable allowances	period	expenses	Deductions	Other (1)	end of period
Fiscal year ended October 3, 2009	$18,478	32,341	(32,571)	34	$18,282
Fiscal year ended September 27, 2008	$20,617	43,693	(45,739)	(93)	$18,478
Fiscal year ended September 29, 2007	$17,491	40,626	(37,844)	344	$20,617

	Balance at
	beginning of				Balance at
Valuation allowance of deferred tax asset	period	Additions	Deductions	Other	end of period
Fiscal year ended October 3, 2009	$34,924	18,764	(15,605)	—	$38,083
Fiscal year ended September 27, 2008	$19,530	15,394	—	—	$34,924
Fiscal year ended September 29, 2007	$7,548	11,982	—	—	$19,530

(1)	Primarily the impact of currency change for each fiscal year.