Form 10-Q
period 2010-01-02
Ames True Temper, Inc.
filed 2010-02-12
CIK 1297756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 2, 2010
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
Yes ☐       No ☑
     As of February 12, 2010 the Registrant had 1,000 shares of its common stock, $1.00 par value, outstanding.

ATT HOLDING CO.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATT Holding Co.
Condensed Consolidated Balance Sheets
(Dollars In Thousands Except Per Share Amounts)
(Unaudited)

	January 2,	October 3,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$41,308	$33,609
Trade receivables, net	43,188	42,449
Inventories	106,379	90,305
Prepaid expenses and other current assets	6,042	6,315

Total current assets	196,917	172,678
Property, plant and equipment, net	42,063	44,239
Intangibles, net	53,580	53,681
Goodwill	57,971	57,494
Other noncurrent assets	5,922	6,531

Total assets	$356,453	$334,623

Liabilities and stockholder’s deficit
Current liabilities:
Trade accounts payable	$34,701	$18,214
Accrued interest payable	9,101	5,392
Accrued expenses and other current liabilities	23,540	26,642
Revolving loan	18,293	17,500
Current portion of long-term debt and capital lease obligations	374	489

Total current liabilities	86,009	68,237
Deferred income taxes	14,034	13,672
Long-term debt	299,886	299,791
Accrued retirement benefits	51,907	51,836
Other liabilities	12,156	12,661

Total liabilities	463,992	446,197
Commitments and contingencies
Stockholder’s deficit:
Preferred stock—Series A, $.0001 per share par value; 100,000 shares authorized; 62,495 shares issued and outstanding as of January 2, 2010 and October 3, 2009 (Liquidation preference of $62,495 at January 2, 2010)	—	—
Common stock—Class A, $.0001 per share par value; 1,600,000 shares authorized; 726,556 shares issued and outstanding as of January 2, 2010 and October 3, 2009	—	—
Common stock—Class B, $.0001 per share par value; 300,000 shares authorized; 267,448 shares issued and outstanding as of January 2, 2010 and October 3, 2009	—	—
Additional paid-in capital	111,170	111,168
Predecessor basis adjustment	(13,539)	(13,539)
Accumulated deficit	(165,913)	(167,272)
Accumulated other comprehensive loss	(39,257)	(41,931)

Total stockholder’s deficit	(107,539)	(111,574)

Total liabilities and stockholder’s deficit	$356,453	$334,623

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(Dollars In Thousands)
(Unaudited)

	Thirteen Week Period Ended
	January 2,	December 27,
	2010	2008
Net sales	$86,399	$92,334
Cost of goods sold	59,228	64,449

Gross profit	27,171	27,885
Selling, general and administrative expenses	15,897	17,798
(Gain) loss on disposal of property, plant and equipment	(65)	32
Amortization of intangible assets	304	305
Impairment charges	—	476

Operating income	11,035	9,274
Interest expense	6,821	7,971
Other expense	1,200	11,363

Income (loss) before income taxes	3,014	(10,060)
Income tax expense	1,655	178

Net income (loss)	$1,359	$(10,238)

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Cash Flows
(Dollars In Thousands)
(Unaudited)

	Thirteen Week Period Ended
	January 2,	December 27,
	2010	2008
Operating activities
Net income (loss)	$1,359	$(10,238)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	3,358	3,887
Amortization of intangible assets	304	305
Amortization of loan fees	555	555
Benefit from deferred taxes	(2,409)	(359)
(Benefit from) provision for bad debts	(58)	132
Amortization of bond discount	27	27
(Gain) loss on disposal of property, plant and equipment	(65)	32
Unrealized foreign currency losses	1,007	11,842
Impairment charges	—	476
Changes in assets and liabilities:
Trade receivables	(480)	66
Inventories	(15,623)	(32,519)
Prepaid expenses and other assets	76	(416)
Trade accounts payable	16,326	7,646
Accrued expenses and other liabilities	2,438	842

Net cash provided by (used in) operating activities	6,815	(17,722)

Investing activities
Cash paid for property, plant and equipment	(944)	(2,418)
Proceeds from sale of property, plant and equipment	184	5

Net cash used in investing activities	(760)	(2,413)

Financing activities
Repayments of long-term debt	(143)	(136)
Borrowings on revolving loan	14,923	43,488
Repayments on revolving loan	(14,130)	(18,900)
Principal payments under capital lease obligations	(2)	—

Net cash provided by financing activities	648	24,452
Effect of exchange rate changes on cash and cash equivalents	996	(2,488)

Increase in cash and cash equivalents	7,699	1,829
Cash and cash equivalents at beginning of period	33,609	17,159

Cash and cash equivalents at end of period	$41,308	$18,988

Supplemental Cash Flow Information
Cash paid for interest	$2,570	$4,056

Cash paid for income taxes	$1,123	$89

Property, plant and equipment in trade accounts payable at end of period	$16	$1,054

Property acquired under capital lease obligations	$98	$—

See accompanying notes.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
1. Basis of Presentation
     These interim financial statements and the related notes contain the accounts of ATT Holding Co. and its wholly-owned subsidiaries (the “Company”) on a condensed consolidated basis and should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009. ATT Holding Co. is a holding company which has no interest, operations or activities other than through its ownership of 100% of Ames True Temper Inc., (“ATT”) and ATT’s wholly-owned subsidiaries.
     The accompanying condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Due to the seasonal nature of our business, the results of operations for the thirteen week period ended January 2, 2010 are not necessarily indicative of results to be expected for the entire fiscal year ending October 2, 2010. Certain information and notes normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments necessary for a fair presentation have been recorded. All adjustments were comprised of normal recurring adjustments, except as discussed in the Notes to Condensed Consolidated Financial Statements. All intercompany transactions have been eliminated in consolidation.
2. Recent Accounting Pronouncements
Adopted
     In February 2008, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that defers the effective date of applying fair value guidance for one year for certain nonfinancial assets and nonfinancial liabilities. The Company adopted the new guidance during the thirteen week period ended January 2, 2010. The new guidance had no material effect on the Company’s condensed consolidated financial statements.
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
     The Company adopted the new guidance during the thirteen week period ended January 2, 2010. The new guidance had no material effect on the Company’s condensed consolidated financial statements.
     In December 2007, the FASB issued an amendment to existing accounting guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain consolidation procedures for consistency with the requirements of the new accounting guidance. The Company adopted the amendment during the thirteen week period ended January 2, 2010. The amendment had no material effect on the Company’s condensed consolidated financial statements.
To Be Adopted
     In June 2009, the FASB issued an amendment to existing accounting guidance to require entities to perform an analysis to determine whether its variable interests give it controlling interest in a variable interest entity. In addition, enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity. The Company is required to adopt the amendment in the first quarter of fiscal

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
2011. The Company has not yet assessed the impact of adoption, if any, on its condensed consolidated financial statements.
     In January 2010, the FASB issued an amendment to existing accounting guidance to require new fair value measurement disclosures related to transfers in and out of Level 1 and 2 in the hierarchy as well as new disclosures related to activity in Level 3 fair value measurements. The amendment clarifies existing disclosures related to level of disaggregation, inputs and valuation techniques. In addition, the amendment includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. The Company is required to adopt the amendment in the second quarter of fiscal 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. The Company is acquired to adopt the exception in the first quarter of fiscal 2012. The Company has not yet assessed the impact of adoption, if any, on its condensed consolidated financial statements.
3. Inventories
     Inventories are as follows:

	January 2,	October 3,
	2010	2009
Finished goods	$68,082	$51,161
Work in process	13,649	14,595
Raw materials	24,648	24,549

	$106,379	$90,305

4. Goodwill and Other Intangibles
     The change in carrying amount of goodwill for the thirteen week period ended January 2, 2010 is as follows:

	United States	Canada	Total
Goodwill at October 3, 2009	$43,605	$13,889	$57,494
Currency translation adjustments	—	477	477

Goodwill at January 2, 2010	$43,605	$14,366	$57,971

     The following table reflects the components of intangible assets other than goodwill as of January 2, 2010 and October 3, 2009:

	January 2, 2010		October 3, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Indefinite lived intangible assets:
Trade names	$48,062	$—	$47,879	$—
Finite lived intangible assets:
Technology (patents)	1,356	1,154	1,356	1,142
Non-compete agreements	976	971	976	965
Customer relationships	11,638	6,327	11,617	6,040

	13,970	8,452	13,949	8,147

	$62,032	$8,452	$61,828	$8,147

     The cost of other acquired intangible assets, including primarily customer relationships, patents and covenants not to compete is amortized on a straight-line basis over the estimated lives of 3 to 19 years. Amortization expense for the remainder of fiscal 2010 and thereafter is as follows:

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

January 2010 — September 2010	$905
Fiscal 2011	1,200
Fiscal 2012	1,180
Fiscal 2013	1,166
Fiscal 2014	867
Thereafter	200

$5,518

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
     Income tax expense for the thirteen week period ended January 2, 2010 primarily represents taxes in certain foreign jurisdictions of $1,094, additional valuation allowance of $331 and accrual of tax, interest, and penalties on unrecognized tax benefits of $160.
     Income tax expense for the thirteen week period ended December 27, 2008 mainly represents the recognition of additional valuation allowance of $274 and an accrual of tax, interest and penalties on unrecognized tax benefits of $80. This expense is partially offset by a reduction in current tax liabilities as a result of a change in Canadian withholding tax rates of $362.
6. Debt Arrangements
     Total indebtedness is as follows:

	January 2,	October 3,
	2010	2009
Revolving Loan	$18,293	$17,500
Senior Floating Rate Notes, net of unamortized discount of $214 and $241, respectively	149,785	149,759
Senior Subordinated Notes	150,000	150,000
Term Note	338	479
Capital lease obligations	137	42

Total debt	318,553	317,780
Less:
Short-term Revolving Loan	(18,293)	(17,500)
Current portion of capital lease obligations	(36)	(10)
Current portion of long-term debt	(338)	(479)

Long-term debt	$299,886	$299,791

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

			Letters of	(a)	(b)
		Borrowing	Credit	Availability	Interest
	Maximum	Base as of	Outstanding as	as of	Rate as of
	Borrowing	January	of January	January	January	Expiration
	Amount	2, 2010	2, 2010	2, 2010	2, 2010	Date
Revolving Loan	$130,000	$76,660	$3,268	$55,099	3.0%	Apr 7, 2011

			(d)		(e)
	Original	(c)	Interest	Maturity	Call Option
	Principal	Interest Rate	Payments	Date	Date
			Jan 15, Apr 15,
Senior Floating Rate Notes	$150,000	LIBOR + 4%	Jul 15, Oct 15	Jan 15, 2012	Jan 15, 2007
Senior Subordinated Notes	150,000	10%	Jan 15, Jul 15	Jul 15, 2012	Jul 15, 2008
Term Note	2,700	2.5%	Monthly	Jul 19, 2010	n/a

(a)	Total amount available is limited by the amount of eligible accounts receivable, inventory, machinery and equipment, and real estate less letters of credit outstanding.

(b)	The interest rate applicable to the loans under the Revolving Loan is either 1) the “Eurodollar Rate” or London Interbank Offered Rate (LIBOR) plus a margin of 1.75% to 2.75%, or 2) the “Base Rate” plus a margin of 0.50% to 1.50%. The Base Rate is calculated at the higher of 1) the prevailing Federal Funds rate plus 50 basis points or 2) the administrative agent’s prime interest rate plus an applicable rate determined by the Company’s consolidated leverage ratio as defined by the Amended and Restated Senior Secured Credit Agreement.

(c)	LIBOR represents the three month London Interbank Offered Rate which resets quarterly, LIBOR was .28% as of October 13, 2009. October 13, 2009 represents the reset date for the January 15, 2010 interest payment.

(d)	Interest payments are in cash and paid in arrears.

(e)	The Senior Floating Rate Notes do not have a redemption premium. The Senior Subordinated Notes have a redemption price of 102.5% of principal on or after July 15, 2009, and 100% of principal on or after July 15, 2010.
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

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
7. Pension and Other Post-retirement Benefits

	Pension Benefits		Other Benefits
	Thirteen Week Period Ended		Thirteen Week Period Ended
	January 2,	December 27,	January 2,	December 27,
	2010	2008	2010	2008
Service cost	$37	$109	$1	$1
Interest cost	2,105	2,149	20	22
Expected return on plan assets	(2,438)	(2,585)	—	—
Amortization of prior service cost	—	6	—	—
Amortization of unrecognized net loss	727	98	(28)	(30)

Net periodic benefit (credit) cost	$431	$(223)	$(7)	$(7)

Employer contributions	$288	$2,169	$13	$—

8. Other Comprehensive Income (Loss)

	Thirteen Week Period Ended
	January 2,	December 27,
	2010	2008
Net income (loss)	$1,359	$(10,238)
Other comprehensive income (loss):
Currency translation adjustment	2,210	5,319
Fair value adjustments of swaps, net of tax	464	(600)
Effect of pension measurement date provision, net of tax	—	95

Comprehensive income (loss)	$4,033	$(5,424)

9. Segment Information
     The Company has three operating segments, comprised of the United States, Canada and Other. All of the Company’s revenues represent sales of similar products. All intercompany amounts are eliminated in the eliminations column. During the fourteen week period ended October 3, 2009, the Company consummated an internal reorganization. Pursuant to this reorganization, a Canadian subsidiary of the Company transferred all of the outstanding shares of a U.S. subsidiary of the Company to a separate U.S. subsidiary. The Company has recast its segment information for the thirteen week period ended December 27, 2008 as a result of the reorganization. Segment information for the thirteen week periods ended January 2, 2010 and December 27, 2008, representing the reportable segments currently utilized by chief operating decision makers was as follows:

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

	Thirteen Week Period Ended
	January 2, 2010
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$64,953	$20,571	$875	$—	$86,399
Intersegment sales	1,154	3,173	—	(4,327)	—
Operating income (loss)	6,314	5,170	(449)	—	11,035
Interest expense					6,821
Other expense					1,200

Income before income taxes					$3,014

	Thirteen Week Period Ended
	December 27, 2008
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$66,500	$24,325	$1,509	$—	$92,334
Intersegment sales	1,800	911	582	(3,293)	—
Operating income (loss)	3,561	5,886	(173)	—	9,274
Interest expense					7,971
Other expense					11,363

Loss before income taxes					$(10,060)

     Segment assets as of January 2, 2010 and October 3, 2009 are as follows:

	January 2,	October 3,
	2010	2009
United States	$259,753	$242,774
Canada	90,373	84,987
Other	6,327	6,862

Total	$356,453	$334,623

10. Other Expense
     Other expense consists of the following:

	Thirteen Week Period Ended
	January 2,	December 27,
	2010	2008
Unrealized loss	$1,007	$11,842
Realized loss (gain)	193	(479)

Total	$1,200	$11,363

     On September 1, 2007, the Company entered into an intercompany financing arrangement whereby one of the Company’s Canadian subsidiaries issued a U. S. dollar denominated intercompany note as part of an internal legal entity restructuring. During the fourth quarter of the fiscal year ended October 3, 2009, the internal legal entity restructuring was reversed and a portion of the balance outstanding under the intercompany note was repaid. The intercompany note is not long-term in nature. As a result, the impact of exchange rate changes on the principal and interest of the note is recorded as an unrealized gain or loss in the condensed consolidated statements of operations. For the thirteen week periods ended January 2, 2010

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
and December 27, 2008, the Company recorded unrealized losses related to the intercompany note of $647 and $14,834, respectively. In the second quarter of fiscal 2010 the remaining outstanding balance under the intercompany note was paid in full. The Company recorded an unrealized foreign currency loss of $51 and an unrealized foreign currency gain of $1,934 related to a U.S. dollar bank account held by a Canadian subsidiary during the thirteen week periods ended January 2, 2010 and December 27, 2008, respectively. In addition, for the thirteen week periods ended January 2, 2010 and December 27, 2008, the Company recorded an unrealized foreign currency loss of $278 and an unrealized foreign currency gain of $1,139, respectively, related to foreign currency forward contracts.
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
     The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets as of January 2, 2010 and October 3, 2009 and the related condensed consolidating statements of operations and condensed consolidating statements of cash flows for the thirteen week periods ended January 2, 2010 and December 27, 2008 for (i) ATT Holding Co. on a parent only basis, with its investment in subsidiary recorded under the equity method, (ii) the issuer (ATT) as a wholly-owned subsidiary, on a parent only basis, with its investments in subsidiaries recorded under the equity method, (iii) the subsidiary guarantors on a combined basis, (iv) the subsidiary non-guarantors on a combined basis and (v) the Company on a consolidated basis.
     During the fourth quarter of the period ended October 3, 2009, the Company consummated an internal reorganization between the U.S. and Canada segments. Pursuant to this reorganization, a Canadian subsidiary of the Company transferred all of the outstanding shares of a U.S. subsidiary of the Company to a separate U.S. subsidiary. The Company has recast its condensed consolidating statement of operations and condensed consolidating statement of cash flows for the thirteen week period ended December 27, 2008 as a result of this reorganization.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Balance Sheet
As of January 2, 2010

				Subsidiary
	ATT	Ames True	Subsidiary	Non-
	Holding Co.	Temper Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$31	$9	$41,268	$—	$41,308
Trade receivables, net	—	38,346	—	4,842	—	43,188
Inventories	—	87,822	—	18,557	—	106,379
Prepaid expenses and other current assets	—	4,351	36	1,655	—	6,042

Total current assets	—	130,550	45	66,322	—	196,917
Property, plant and equipment, net	—	31,204	—	10,859	—	42,063
Intangibles, net	—	4,831	41,900	6,849	—	53,580
Goodwill	—	43,605	—	14,366	—	57,971
Intercompany receivable	—	30,792	173,536	3,474	(207,802)	—
Investment in subsidiaries	—	256,790	167,228	—	(424,018)	—
Other noncurrent assets	—	5,922	—	—	—	5,922

Total assets	$—	$503,694	$382,709	$101,870	$(631,820)	$356,453

Liabilities and stockholder’s deficit
Current liabilities:
Trade accounts payable	$—	$27,975	$20	$6,706	$—	$34,701
Accrued interest payable	—	9,101	—	—	—	9,101
Accrued expenses and other current liabilities	—	16,476	—	7,064	—	23,540
Revolving loan	—	18,293	—	—	—	18,293
Current portion of long-term debt and capital lease obligations	—	364	—	10	—	374

Total current liabilities	—	72,209	20	13,780	—	86,009
Deferred income taxes	—	1,544	11,446	1,044	—	14,034
Long-term debt	—	299,856	—	30	—	299,886
Accrued retirement benefits	—	50,997	—	910	—	51,907
Other liabilities	—	10,704	1,310	142	—	12,156
Intercompany payable	—	175,731	311	31,760	(207,802)	—
Cumulative losses in subsidiaries	107,539	192	190	—	(107,921)	—

Total liabilities	107,539	611,233	13,277	47,666	(315,723)	463,992
Commitments and contingencies
Stockholder’s (deficit) equity:
Preferred stock-Series A	—	—	118,249	49,622	(167,871)	—
Common stock-Class A	—	—	—	—	—	—
Common stock-Class B	—	—	—	—	—	—
Additional paid-in capital	111,170	111,170	154,502	—	(265,672)	111,170
Predecessor basis adjustment	(13,539)	(13,539)	—	—	13,539	(13,539)
(Accumulated deficit) retained earnings	(165,913)	(165,913)	83,669	(7,339)	89,583	(165,913)
Accumulated other comprehensive (loss) income	(39,257)	(39,257)	13,012	11,921	14,324	(39,257)

Total stockholder’s (deficit) equity	(107,539)	(107,539)	369,432	54,204	(316,097)	(107,539)

Total liabilities and stockholder’s deficit	$—	$503,694	$382,709	$101,870	$(631,820)	$356,453

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Balance Sheet
As of October 3, 2009

				Subsidiary
	ATT	Ames True	Subsidiary	Non-
	Holding Co.	Temper Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$454	$9	$33,146	$—	$33,609
Trade receivables, net	—	34,431	—	8,018	—	42,449
Inventories	—	71,933	—	18,372	—	90,305
Prepaid expenses and other current assets	—	4,450	—	1,865	—	6,315

Total current assets	—	111,268	9	61,401	—	172,678
Property, plant and equipment, net	—	33,246	—	10,993	—	44,239
Intangibles, net	—	5,098	41,900	6,683	—	53,681
Goodwill	—	43,605	—	13,889	—	57,494
Intercompany receivable	—	29,980	168,715	2,941	(201,636)	—
Investment in subsidiaries	—	248,762	163,010	—	(411,772)	—
Other noncurrent assets	—	6,531	—	—	—	6,531

Total assets	$—	$478,490	$373,634	$95,907	$(613,408)	$334,623

Liabilities and stockholder’s (deficit) equity
Current liabilities:
Trade accounts payable	$—	$12,485	$31	$5,698	$—	$18,214
Accrued interest payable	—	5,392	—	—	—	5,392
Accrued expenses and other current liabilities	—	19,189	113	7,340	—	26,642
Revolving loan	—	17,500	—	—	—	17,500
Current portion of long-term debt and capital lease obligations	—	479	—	10	—	489

Total current liabilities	—	55,045	144	13,048	—	68,237
Deferred income taxes	—	1,544	11,115	1,013	—	13,672
Long-term debt	—	299,759	—	32	—	299,791
Accrued retirement benefits	—	50,893	—	943	—	51,836
Other liabilities	—	11,370	1,184	107	—	12,661
Intercompany payable	—	171,453	—	30,183	(201,636)	—
Cumulative losses in subsidiaries	111,574	—	—	—	(111,574)	—

Total liabilities	111,574	590,064	12,443	45,326	(313,210)	446,197
Commitments and contingencies
Stockholder’s (deficit) equity:
Preferred stock-Series A	—	—	118,249	49,622	(167,871)	—
Common stock-Class A	—	—	—	—	—	—
Common stock-Class B	—	—	—	—	—	—
Additional paid-in capital	111,168	111,168	154,502	—	(265,670)	111,168
Predecessor basis adjustment	(13,539)	(13,539)	—	—	13,539	(13,539)
(Accumulated deficit) retained earnings	(167,272)	(167,272)	77,681	(8,711)	98,302	(167,272)
Accumulated other comprehensive (loss) income	(41,931)	(41,931)	10,759	9,670	21,502	(41,931)

Total stockholder’s (deficit) equity	(111,574)	(111,574)	361,191	50,581	(300,198)	(111,574)

Total liabilities and stockholder’s (deficit) equity	$—	$478,490	$373,634	$95,907	$(613,408)	$334,623

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Statement of Operations
For the Thirteen Week Period Ended January 2, 2010

				Subsidiary
	ATT	Ames True	Subsidiary	Non-
	Holding Co.	Temper Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$65,792	$—	$24,806	$(4,199)	$86,399
Cost of goods sold	—	47,293	—	16,134	(4,199)	59,228

Gross profit	—	18,499	—	8,672	—	27,171
Selling, general and administrative expenses	—	11,945	28	3,924	—	15,897
Gain on disposal of property, plant and equipment	—	(65)	—	—	—	(65)
Amortization of intangible assets	—	266	—	38	—	304

Operating income (loss)	—	6,353	(28)	4,710	—	11,035
Interest expense (income)	—	9,384	(3,046)	483	—	6,821
Other expense (income)	—	1,131	(1,655)	1,724	—	1,200

(Loss) income before income taxes	—	(4,162)	4,673	2,503	—	3,014
Income tax expense	—	64	460	1,131	—	1,655
Equity in earnings of subsidiaries	1,359	5,585	1,886	—	(8,830)	—

Net income	$1,359	$1,359	$6,099	$1,372	$(8,830)	$1,359

ATT Holding Co.
Condensed Consolidating Statement of Operations
For the Thirteen Week Period Ended December 27, 2008

				Subsidiary
	ATT	Ames True	Subsidiary	Non-
	Holding Co.	Temper Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$68,196	$—	$26,795	$(2,657)	$92,334
Cost of goods sold	—	50,105	—	17,001	(2,657)	64,449

Gross profit	—	18,091	—	9,794	—	27,885
Selling, general and administrative expenses	—	13,657	43	4,098	—	17,798
Loss on disposal of property, plant and equipment	—	32	—	—	—	32
Amortization of intangible assets	—	267	—	38	—	305
Impairment charges	—	476	—	—	—	476

Operating income (loss)	—	3,659	(43)	5,658	—	9,274
Interest expense (income)	—	10,305	(4,889)	2,555	—	7,971
Other expense (income)	—	1,346	(1,870)	11,887	—	11,363

(Loss) income before income taxes	—	(7,992)	6,716	(8,784)	—	(10,060)
Income tax expense (benefit)	—	56	(9)	131	—	178
Loss in earnings of subsidiaries	(10,238)	(2,190)	(8,752)	—	21,180	—

Net loss	$(10,238)	$(10,238)	$(2,027)	$(8,915)	$21,180	$(10,238)

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Statement of Cash Flows
For the Thirteen Week Period Ended January 2, 2010

				Subsidiary
	ATT	Ames True	Subsidiary	Non-
	Holding Co.	Temper Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities
Net income	$1,359	$1,359	$6,099	$1,372	$(8,830)	$1,359
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	—	2,845	—	513	—	3,358
Equity in losses of subsidiaries	(1,359)	(5,585)	(1,886)	—	8,830	—
Provision for (benefit from) deferred taxes	—	5	331	(2,745)	—	(2,409)
Other, net	—	767	—	(4)	—	763
Unrealized foreign currency losses	—	—	—	1,007	—	1,007
Related party non-cash transactions	—	(153)	153	—	—	—
Changes in assets and liabilities:
Trade receivables	—	(3,900)	—	3,420	—	(480)
Inventories	—	(15,889)	—	266	—	(15,623)
Prepaid expenses and other assets	—	618	(37)	(505)	—	76
Trade accounts payable	—	15,491	(11)	846	—	16,326
Intercompany accounts	—	3,578	(4,662)	1,084	—	—
Accrued expense and other liabilities	—	412	13	2,013	—	2,438

Net cash (used in) provided by operating activities	—	(452)	—	7,267	—	6,815
Investing activities
Cash paid for property, plant and equipment	—	(806)	—	(138)	—	(944)
Proceeds from sale of property, plant and equipment	—	184	—	—	—	184

Net cash used in investing activities	—	(622)	—	(138)	—	(760)
Financing activities
Repayments of long-term debt	—	(143)	—	—	—	(143)
Borrowings on revolving loan	—	14,923	—	—	—	14,923
Repayments on revolving loan	—	(14,130)	—	—	—	(14,130)
Principal payments under capital lease obligations	—	—	—	(2)	—	(2)

Net cash provided by (used in) financing activities	—	650	—	(2)	—	648
Effect of exchange rate changes on cash and cash equivalents	—	1	—	995	—	996

(Decrease) increase in cash and cash equivalents	—	(423)	—	8,122	—	7,699
Cash and cash equivalents at beginning of period	—	454	9	33,146	—	33,609

Cash and cash equivalents at end of period	$—	$31	$9	$41,268	$—	$41,308

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Statement of Cash Flows
For the Thirteen Week Period Ended December 27, 2008

				Subsidiary
	ATT	Ames True	Subsidiary	Non-
	Holding Co.	Temper Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities
Net loss	$(10,238)	$(10,238)	$(2,027)	$(8,915)	$21,180	$(10,238)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	—	3,395	—	492	—	3,887
Equity in earnings of subsidiaries	10,238	2,190	8,752	—	(21,180)	—
Provision for (benefit from) deferred taxes	—	—	274	(633)	—	(359)
Other, net	—	989	—	62	—	1,051
Related party non-cash transactions	—	(53)	—	53	—	—
Impairment charges	—	476	—	—	—	476
Unrealized foreign currency losses	—	81	—	11,761	—	11,842
Changes in assets and liabilities:
Trade receivables	—	3,874	—	(3,808)	—	66
Inventories	—	(30,002)	—	(2,517)	—	(32,519)
Prepaid expenses and other assets	—	197	—	(613)	—	(416)
Trade accounts payable	—	4,921	(5)	2,730	—	7,646
Intercompany accounts	—	3,300	(6,710)	3,410	—	—
Accrued expense and other liabilities	—	(1,603)	(283)	2,728	—	842

Net cash (used in) provided by operating activities	—	(22,473)	1	4,750	—	(17,722)
Investing activities
Cash paid for property, plant and equipment	—	(2,223)	—	(195)	—	(2,418)
Proceeds from sale of property, plant and equipment	—	5	—	—	—	5

Net cash used in investing activities	—	(2,218)	—	(195)	—	(2,413)
Financing activities
Repayments of long-term debt	—	(136)	—	—	—	(136)
Borrowings on revolving loan	—	43,488	—	—	—	43,488
Repayments on revolving loan	—	(18,900)	—	—	—	(18,900)

Net cash provided by financing activities	—	24,452	—	—	—	24,452
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2,488)	—	(2,488)

(Decrease) increase in cash and cash equivalents	—	(239)	1	2,067	—	1,829
Cash and cash equivalents at beginning of period	—	285	5	16,869	—	17,159

Cash and cash equivalents at end of period	$—	$46	$6	$18,936	$—	$18,988

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
     All of the Class B Units that are subject to vesting requirements were issued pursuant to employee subscription agreements entered into separately between CHATT LLC and each employee that received such Class B Units (“Employee Subscription Agreements”). Pursuant to the Employee Subscription Agreements, these Class B Units vest based on three criteria: (i) time vesting based on a five-year term, (ii) performance vesting based on the operating results of CHATT LLC and (iii) vesting based upon the achievement of a targeted rate of return upon a change of control of CHATT LLC. In addition, the vesting of these Class B Units is subject to acceleration in the event of a change of control of CHATT LLC. As of January 2, 2010 and October 3, 2009, there were 138,567 Class B Units subject to vesting issued to management and members of the CHATT Holdings LLC Board of Directors who are not employees of ATT or Castle Harlan, Inc. These units may not be sold, pledged, or otherwise transferred except in compliance with applicable securities laws. None of the Class A Units or Class B Units that were issued as Strips are subject to any vesting requirements.
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
     The Company is party to a management agreement with Castle Harlan, Inc., an affiliate of the shareholder, under which Castle Harlan, Inc. provides business and organizational strategy, financial and investment management, advisory and merchant and investment banking services to the Company. The Company recorded expenses of $845 and $806 for the thirteen week periods ending January 2, 2010 and December 27, 2008, respectively, related to the annual management fee plus expenses which are included in selling, general and administrative expenses. Management fees are payable quarterly in advance in accordance with the management agreement. The Company had an amount payable of $40 to Castle Harlan, Inc. as of January 2, 2010 which is included in trade accounts payable. No amounts were outstanding as of October 3, 2009.
13. Fair Value Measurements
     The Company’s financial instruments include cash and cash equivalents, trade receivables, trade accounts payable, derivatives and debt. Because of short term maturities, the carrying amounts of cash and cash equivalents, trade receivables, trade accounts payable, the Revolving Loan and Term Note approximate fair value. See below for further information related to the fair value of the Company’s derivatives and remaining long-term debt.
     The Company’s assets and liabilities that are measured at fair value, defined as the exit price or the price that would be received to sell the asset or paid to transfer the liability at the measurement date, on a recurring basis relate to the Company’s derivative contracts which are mainly comprised of interest rate swaps and foreign currency forward contracts. The Company utilizes a present value technique to fair value each derivative contract. The Company calculates the present value of future expected cash flows using a discount rate commensurate with the underlying risk of the debtor. If the derivative represents a liability to the Company, the Company’s incremental borrowing rate was utilized as the discount rate in the present value calculation. If the derivative represents an asset to the Company, the recorded value includes an estimate of a credit risk adjustment for the counterparty.
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

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
     The Company is required to categorize all financial assets and liabilities required to be measured at fair value on a recurring basis into the above three levels as of January 2, 2010 and October 3, 2009 as follows:

	January 2, 2010
	(Level 1)	(Level 2)	(Level 3)	Total
Foreign currency forward contracts	$—	336	$—	$336
Interest rate swaps	—	2,261	—	2,261

Total liabilities	$—	$2,597	$—	$2,597

	October 3, 2009
	(Level 1)	(Level 2)	(Level 3)	Total
Foreign currency forward contracts	$—	$113	$—	$113

Total assets	$—	$113	$—	$113

Foreign currency forward contracts	$—	$171	$—	$171
Interest rate swaps	—	2,725	—	2,725

Total liabilities	$—	$2,896	$—	$2,896

     The fair value of the Company’s long-term debt as of January 2, 2010 is as follows:

	Balance Sheet	Carrying	Fair
	Classification	Value	Value
Senior Floating Rate Notes	Liability	$149,785	$135,750
Senior Subordinated Notes	Liability	150,000	134,370
     To determine the fair value of the Notes, the Company utilized quoted prices for the debt instruments in the marketplace as well as market data for comparable securities, the credit rating of the Notes and the credit rating of the Company.
14. Derivative Instruments and Hedging Activities
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
     Interest rate swaps were entered into to fix the variable interest rate portion of the Senior Floating Rate Notes. The Company swaps 3-month LIBOR rates for fixed interest rates to limit the exposure of changes in interest payments. The Company has structured all existing interest rate swap agreements to be perfectly effective. The Company designates the interest rate swaps as cash flow hedges. The change in fair values

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
of the interest rate swaps are recorded within accumulated other comprehensive income (loss), net of deferred taxes. The remaining gain or loss, if any, is recognized currently in earnings. Gains and losses on the interest rate swaps are reclassified from accumulated other comprehensive income into earnings as interest expense on the Senior Floating Rate Notes is accrued. See Note 6 for further information regarding the notional amounts and duration of the interest rate swaps. See Note 13 for further information regarding the fair value of the interest rate swaps.
     Foreign currency forward contracts do not qualify for hedge accounting treatment. Therefore, in accordance with US GAAP, the change in fair value is recognized as an unrealized gain or loss in earnings in the period of change. See Note 13 for further information regarding the fair value of the foreign currency forward contracts.
     Other than standard cross default provisions if a default occurs across the organization, no credit-risk related-contingent features exist for the Company’s derivatives.
     The fair value of derivative instruments as of January 2, 2010 is as follows:

		Asset Derivatives			Liability Derivatives
	Qualifies		Balance	Pretax Gain		Balance	Pretax Loss
Description of	for Hedge	Fair	Sheet	Recognized		Sheet	Recognized
Derivative	Designation	Value	Location	in AOCI	Fair Value	Location	in AOCI
Foreign currency forward contracts	No	$—	—	$—	$336	(a )	$—
Interest rate swaps	Yes	—	—	—	2,261	(b )	2,261

(a)	The balance sheet location for the foreign currency forward contracts is Accrued expenses and other current liabilities.

(b)	The balance sheet location for the interest rate swaps is Other liabilities.
     The effect of derivative instruments on the condensed consolidated statements of operations for the thirteen weeks ended January 2, 2010 is as follows:

		Location of pretax	Amount of pretax
		gain or (loss)	gain or (loss)	Location of pretax	Amount of
	Qualifies	reclassed from	reclassed from	gain or (loss)	pretax gain or
Description	for Hedge	AOCI into	AOCI into	recognized in	(loss) recognized
of Derivative	Designation	earnings	earnings	earnings	in earnings
Foreign currency forward contracts	No	—	$—	Other expense	$(196)
Interest rate swaps	Yes	Interest expense	(779)	—	—
     The Company expects $1,978 of net pretax losses recognized in accumulated other comprehensive income as of January 2, 2010 to be reclassified into earnings within the next twelve months.
     As of January 2, 2010, sixteen foreign currency forward contracts remain outstanding with a total notional amount of $12,483.
15. Commitments and Contingencies
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
     During fiscal 2009, an underground fuel tank with surrounding soil contamination was discovered at the Frankfort, NY site which is the result of historical facility operations prior to the Company’s ownership. The Company is actively working with the New York Department of Environmental Conservation and the New York State Department of Health to comply with remediation efforts. The Company believes remediation will be completed by the end of the fiscal year ending on October 2, 2010. During the quarterly period ended October 3, 2009, the Company recorded a charge to cost of goods sold for approximately $2,567 associated with the removal of the fuel oil tank and soil contamination. The change in the environmental liability for the Frankfort, NY site is as follows:

Balance as of October 3, 2009	$2,541
Adjustments to estimates	—
Payments	538

Balance as of January 2, 2010	$2,003

     The Company is involved in lawsuits and claims, including certain environmental matters, arising out of the normal course of its business. In the opinion of management, the ultimate amount of liability, if any, under pending litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
16. Other
     The Company applied for relief under the U. S. Continued Dumping and Subsidy Offset Act of 2000, or “Byrd Amendment,” as a result of foreign manufacturers selling certain tools at unfair prices within the U. S. market. During December 2009 and December 2008, the Company received a distribution of tariffs collected in the amount of $3,259 and $2,983, respectively. These amounts were recorded within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.
17. Subsequent Events
     The Company has evaluated subsequent events through February 12, 2010, which is the date the condensed consolidated financial statements were issued, and have determined that except as set forth below, there are no subsequent events that require disclosure. During the second quarter of fiscal 2010, the outstanding balance of $21,299 under an intercompany note was paid in full. See Note 10 for further information.

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
     Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to the following:
•	we depend on a small number of customers for a significant portion of our business;

•	our results of operations may be adversely impacted by macroeconomic events;

•	reliance on third party suppliers and manufacturers may impair our ability to meet customer demands;

•	if we are unable to obtain raw materials for our products at favorable prices it could adversely impact our operating performance;

•	we are subject to risks associated with our foreign operations;

•	we are subject to risks associated with our operations in China;

•	unseasonable weather could have a negative impact on our business and financial results;

•	our lawn and garden sales are highly seasonal which could impact our cash flow and operating results;

•	our industry is highly competitive and we may not be able to compete successfully;

•	further consolidation in the retail industry may adversely affect our profitability;

•	a failure to successfully introduce new products could result in a reduction in sales and floor space at retailers that carry our products;

•	the products that we manufacture could expose us to product liability claims;

•	our ability to pay our debt or seek alternative financing may be adversely impacted;

•	environmental health and safety laws, ordinances, and regulations impose risks and costs on us;

•	we depend on the service of key individuals, the loss of any of which could materially harm our business;

•	unionized employees could strike or participate in a work stoppage;

•	we may be required to record impairment charges for goodwill, indefinite-lived intangible assets and other long-lived assets; and

•	we may not be able to acquire complementary lawn and garden product manufacturers or brands; in addition, our acquisition strategy may negatively impact our operating results, divert management’s attention from operating our core business, and expose us to other risks.
     Our actual results, performance or achievements could differ materially from those expressed in, or implied by the forward-looking statements. We can give no assurances that any of the events anticipated by or described in the forward-looking statements will occur or, if any of them do, what impact they will have on our business, results of operations and financial condition. We do not intend, and we undertake no obligation, to update any forward-looking statement included in this report, whether as a result of new information, future events or otherwise, after the date of this report. This report should be read in conjunction with the Company’s most recent consolidated financial statements, Risk Factors and the Management Discussion & Analysis (MD&A) included in the Company’s Form 10-K for the fiscal year ended October 3, 2009.
Overview
     The following MD&A is intended to help the reader understand ATT, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes thereto of our parent, ATT Holding Co., contained in Item 1 of this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See ‘‘Forward-Looking Statements’’ above. The MD&A includes the following sections:
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
Operations Review
Company-Wide
     The table below and the following narrative compares our statements of operations for the thirteen week period ended January 2, 2010 (“Q1 2010”) to the thirteen week period ended December 27, 2008 (“Q1 2009”).

(Dollars in Millions)

	Q1	Q1	Increase/(Decrease)
	2010	2009	$	%
Net sales	$86.4	$92.3	$(5.9)	(6.4)%
Cost of goods sold	59.2	64.4	(5.2)	(8.1)

Gross profit	27.2	27.9	(0.7)	(2.5)
Gross profit percentage	31.5%	30.2%
Selling, general, and administrative expenses	15.9	17.8	(1.9)	(10.7)
Gain on disposal of fixed assets	(0.1)	—	(0.1)	—
Amortization of intangible assets	0.3	0.3	—	—
Impairment charges	—	0.5	(0.5)	(100.0)

Operating income	11.0	9.3	1.7	18.3
Operating income percentage	12.7%	10.1%
Interest expense	6.8	8.0	(1.2)	(15.0)
Other expense	1.2	11.4	(10.2)	(89.5)

Income (loss) before taxes	3.0	(10.1)	13.1	*
Income tax expense	1.7	0.2	1.5	*

Net income (loss)	$1.4	$(10.2)	$11.6	*

*	Greater than 100%.

Note: Totals may not sum due to rounding.
     Net Sales. Overall net sales decreased primarily due to volume declines of $8.2 million (excluding snow tool sales) and selling price reductions of $0.9 million. Decreases were partially offset by favorable Canadian currency translation of $2.2 million and an increase of $0.9 million in snow tool sales. Volume declines resulted primarily from lower demand in the Canada segment and weak demand from U.S. Industrial customers mainly due to the global economic slowdown.
     Gross Profit. Gross profit decreased primarily due to volume declines and price decreases partially offset by lower raw material costs.
     Selling, General, and Administrative (SG&A). SG&A decreased primarily due to lower distribution expenses of $0.5 million attributed to a facility closure in fiscal 2009 and a $0.3 million increase in recoveries under the U.S. Continued Dumping and Subsidy Offset Act of 2000 or “Byrd Amendment.” We recovered $3.3 million in Q1 2010 and $3.0 million in Q1 2009 under the Byrd Amendment. Future recoveries under the Byrd Amendment are unknown and cannot be reasonably assured.
     Amortization of Intangible Assets. Amortization expense is consistent with the prior period.
     Impairment Charges. The Q1 2009 impairment charges represent a write-down of an available for sale asset to fair value due to real estate market conditions. During the thirteen week period ended June 27, 2009 (“Q3 2009”) the asset no longer met the available for sale criteria and was reclassified as held for use.
     Interest Expense. Interest expense decreased partially due to lower average borrowings under our Amended and Restated Senior Secured Credit Facility (“Revolving Loan”). In addition, we entered into an interest rate swap during the thirteen week period ended March 28, 2009 (“Q2 2009”) to replace expiring swaps with a notional amount of $100 million related to our Senior Floating Rate Notes. The new swap reduced the effective interest rate on our Senior Floating Rate Notes to 6.4% in Q1 2010 from 8.1% in Q1 2009.
     Other Expense. Other expense for Q1 2010 was primarily the result of unrealized foreign currency losses related to a U.S. dollar denominated intercompany note issued by a Canadian subsidiary that is not of a long term nature and foreign currency forward contracts of $0.6 million and $0.3 million, respectively.

During the thirteen week period ending April 3, 2010 (“Q2 2010”) the balance under the intercompany note was paid in full. Other expense for Q1 2010 also includes a realized loss related to the foreign currency forward contracts of $0.2 million. Other expense for Q1 2009 was primarily the result of an unrealized foreign currency loss of $14.8 million related to the intercompany note.
     Income Tax Expense. Income tax expense for Q1 2010 was mainly comprised of taxes in certain foreign jurisdictions of $1.1 million, additional valuation allowance of $0.3 million and accrual of tax, interest, and penalties on unrecognized tax benefits of $0.2 million. Income tax expense for Q1 2009 was mainly comprised of recognition of additional valuation allowance of $0.3 million and an accrual of tax, interest and penalties on unrecognized tax benefits of $0.1 million. This expense is partially offset by a reduction in current tax liabilities as a result of a change in Canadian withholding tax rates of $0.4 million. As of January 2, 2010 and December 27, 2008, a deferred tax asset valuation allowance was necessary for substantially all of our U.S. domestic deferred tax assets, net of certain deferred tax liabilities. We expect to maintain a valuation allowance on these deferred tax assets until we can sustain a sufficient level of profits in the applicable jurisdictions that will demonstrate the ability to realize these net deferred tax assets
Our Segments
     During the fourth quarter of fiscal 2009, we consummated an internal reorganization between our U.S. and Canada segments. Pursuant to this reorganization, our Canadian subsidiary transferred all of the outstanding shares of a U.S. subsidiary of the Company to a separate U.S. subsidiary. We have recast our Q1 2009 segment information as a result of this reorganization. The following table presents our net sales and operating income (loss) after intercompany eliminations by segment for Q1 2010 and Q1 2009:
(Dollars in Millions)

	Q1	Q1	Increase/(Decrease)
	2010	2009	$	%
Net sales:
United States	$65.0	$66.5	$(1.5)	(2.3)%
Canada	20.6	24.3	(3.7)	(15.2)
Other	0.9	1.5	(0.6)	(40.0)

Net sales	$86.4	$92.3	$(5.9)	(6.4)%

Operating income (loss):
United States	$6.3	$3.6	$2.7	75.0%
Canada	5.2	5.9	(0.7)	(11.9)
Other	(0.4)	(0.1)	(0.2)	100.0

Operating income	$11.0	$9.3	$1.7	18.3%

*	Greater than 100%.

*	Note: Totals may not sum due to rounding.
United States
     Net Sales. Overall net sales decreased primarily due to volume declines of $5.7 million (excluding snow tool sales) and selling price reductions of $1.0 million. Decreases were partially offset by an increase in snow tool sales of $5.1 million of which $2.5 million was due to the transition of a customer to the U.S. segment from the Canada segment in Q1 2010. Also, the U.S. experienced heavy snowfall in certain densely populated areas of the country which attributed to the increase in volume.
     Operating income. Operating income increased due to lower distribution expenses of $0.5 million related to a facility closure in fiscal 2009, lower depreciation expense of $0.5 million and an increase of $0.3 million in Byrd Amendment recoveries as discussed above. Operating income for Q1 2009 also includes impairment charges of $0.5 million related to the write-down of an available for sale asset to fair value due to the real estate market conditions at that time.
Canada
     Net Sales. Net sales decreased primarily due to volume declines of $3.4 million and $2.5 million in lower sales due to the transition of a customer from the Canada segment to the U.S segment in Q1 2010 as discussed above. Decreases were partially offset by favorable foreign currency translation of $2.2 million.
     Operating income. Operating income decreased due to lower sales volume.
Other
     Changes in net sales and operating loss for this segment were not significant for the periods presented.
Liquidity and Capital Resources
     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. We expect to be able to meet our liquidity requirements for at least the next twelve months through cash provided by operations and borrowings available under our Revolving Loan. We intend to seek to extend the maturity of our lenders’ commitments under the Revolving Loan or to refinance borrowings thereunder prior to the maturity of the Revolving Loan in April 2011. In addition, we will need to refinance our Senior Subordinated Notes and Senior Floating Rate Notes on or before maturity in 2012. We cannot assure you that we will be able to extend or refinance any of our indebtedness on commercially reasonable terms or at all.
(Dollars in Millions)

	Q1	Q1	Increase/(Decrease)
	2010	2009	$	%
Net cash provided by (used in) operating activities	$6.8	$(17.7)	$24.5		*
Net cash used in investing activities	(0.8)	(2.4)	(1.6)	66.7%
Net cash provided by financing activities	0.6	24.5	(23.9)	97.6

*	Greater than 100%.
Cash Flows from Operating Activities
     The increase in cash provided by operating activities was primarily the result of lower average inventory levels and higher trade accounts payable. Lower average inventory levels consumed less cash in Q1 2010 as compared to Q1 2009 due to inventory management efficiencies.
Cash Flows from Investing Activities
     Purchases of property, plant and equipment are generally the main investing activity of the Company. We do not anticipate purchases of property, plant and equipment during fiscal 2010 to deviate from historical purchase levels.
Cash Flows from Financing Activities
     The decrease in cash provided by financing activities was primarily related to lower net borrowings under our Revolving Loan.
     During Q2 2010, an intercompany loan between our U.S. and Canadian subsidiaries was paid in full. The cash received of $21.3 million was utilized to reduce borrowings under our Revolving Loan.
Debt and Other Obligations
     ATT has the following debt outstanding:

(Dollars in Thousands)

	January 2,	October 3,
	2010	2009
Revolving Loan	$18,293	$17,500
Senior Floating Rate Notes, net of unamortized discount of $214 and $241, respectively	149,785	149,759
Senior Subordinated Notes	150,000	150,000
Term Note	338	479
Capital lease obligations	137	42

Total debt	318,553	317,780
Less:
Short-term Revolving Loan	(18,293)	(17,500)
Current portion of capital lease obligations	(36)	(10)
Current portion of long-term debt	(338)	(479)

Long-term debt	$299,886	$299,791

			Letters of	(a)	(b)
		Borrowing	Credit	Availability	Interest
	Maximum	Base as of	Outstanding as	as of	Rate as of
	Borrowing	January	of January	January	January	Expiration
	Amount	2, 2010	2, 2010	2, 2010	2, 2010	Date
Revolving Loan (f)	$130,000	$76,660	$3,268	$55,099	3.0%	Apr 7, 2011

			(d)		(e)
	Original	(c)	Interest	Maturity	Call Option
	Principal	Interest Rate	Payments	Date	Date
Senior Floating Rate Notes (f)	$150,000	LIBOR + 4%	Jan 15, Apr 15, Jul 15, Oct 15	Jan 15, 2012	Jan 15, 2007
Senior Subordinated Notes (f)	150,000	10%	Jan 15, Jul 15	Jul 15, 2012	Jul 15, 2008
Term Note (f)	2,700	2.5%	Monthly	Jul 19, 2010	n/a

(a)	Total amount available is limited by the amount of eligible accounts receivable, inventory, machinery and equipment, and real estate less letters of credit outstanding.

(b)	The interest rate applicable to the loans under the Revolving Loan is either 1) the “Eurodollar Rate” or London Interbank Offered Rate (LIBOR) plus a margin of 1.75% to 2.75%, or 2) the “Base Rate” plus a margin of 0.50% to 1.50%. The Base Rate is calculated at the higher of 1) the prevailing Federal Funds rate plus 50 basis points or 2) the administrative agent’s prime interest rate plus an applicable rate determined by the Company’s consolidated leverage ratio as defined by the Amended and Restated Senior Secured Credit Agreement.

(c)	LIBOR represents the three month London Interbank Offered Rate which resets quarterly, LIBOR was .28% as of October 13, 2009. October 13, 2009 represents the reset date for the January 15, 2010 interest payment.

(d)	Interest payments are in cash and paid in arrears.

(e)	The Senior Floating Rate Notes do not have a redemption premium. The Senior Subordinated Notes have a redemption price of 102.5% of principal on or after July 15, 2009, and 100% of principal on or after July 15, 2010.

(f)	As of January 2, 2010, the Company was in compliance with all financial covenants under its indebtedness agreements.
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
     The terms of the Revolving Loan include various covenants that restrict our ability to, among other things, incur additional liens, incur additional indebtedness and make additional investments. In addition, we are prohibited from incurring capital expenditures exceeding $15.0 million in any fiscal year (subject to the right to carry over the unused portion to the following year). In addition, upon the occurrence of “Cash Dominion Trigger,” we will be required to have Consolidated EBITDA, as defined by the Revolving Loan, of at least $41.0 million for each period of four fiscal quarters. Under the Revolving Loan, a Cash Dominion Trigger shall have occurred if (1) an event of default under the Revolving Loan shall have occurred or (2) availability under the Revolving Loan falls below certain thresholds. The Revolving Loan also includes customary events of default, including, without limitation, payment defaults, cross defaults to other indebtedness and bankruptcy related defaults.
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
     As of January 2, 2010, the interest rate swaps were recorded as a liability of $2.4 million. The change in fair value was recognized as an increase in other comprehensive income of $0.5 million, net of taxes.
Off-Balance Sheet Arrangements
     As of January 2, 2010, we had no off-balance sheet arrangements.
Contractual Obligations and Commitments
     The following table represents our contractual commitments associated with our debt and other obligations as of January 2, 2010.
(Dollars in Thousands)

		January	October	October	October	October
		2010	2010	2011	2012	2013
		through	through	through	through	through
		September	September	September	September	September
	Total	2010	2011	2012	2013	2014	Thereafter
Contractual Obligations
Revolving Loan	$18,293	$18,293	$—	$—	$—	$—	$—
Senior Floating Rate Notes	150,000	—	—	150,000	—	—	—
Senior Subordinated Notes	150,000	—	—	150,000	—	—	—
Term Note	338	338	—	—	—	—	—
Capital lease obligations	137	27	37	38	26	9	—
Interest on Notes	57,124	17,917	24,488	14,719	—	—	—
Operating leases	75,587	7,227	9,554	8,965	8,170	7,188	34,483
Pension and postretirement payments	53,954	2,607	6,389	9,803	8,166	7,879	19,110
Medical insurance	7,547	5,342	2,099	106	—	—	—
Open purchase orders	39,918	39,918	—	—	—	—	—
Other purchase obligations	521	12	471	12	13	13	—
Forward purchase obligations	12,483	12,483	—	—	—	—	—

Total contractual obligations	$565,902	$104,164	$43,038	$333,643	$16,375	$15,089	$53,593

Commitments
Outstanding letters of credit	$3,268	$3,268	$—	$—	$—	$—	$—

Total commitments	$3,268	$3,268	$—	$—	$—	$—	$—

     As of January 2, 2010, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits was $1.7 million. We expect a tax payment of less than $0.3 million related to these obligations within the next year. Due to the uncertainty of the timing of these tax positions we have not included this liability in the above table.
Financial Position
     Working capital as of January 2, 2010 and October 3, 2009 was as follows:
(Dollars in Thousands)

	January 2,	October 3,	Increase/(Decrease)
	2010	2009	$	%
Current assets:
Cash and cash equivalents	$41,308	$33,609	$7,699	22.9%
Trade receivables, net	43,188	42,449	739	1.7
Inventories	106,379	90,305	16,074	17.8
Prepaid expenses and other current assets	6,042	6,315	(273)	(4.3)

Total current assets	196,917	172,678	24,239	14.0
Current liabilities:
Trade accounts payable	34,701	18,214	16,487	90.5
Accrued interest payable	9,101	5,392	3,709	68.8
Accrued expenses and other current liabilities	23,540	26,642	(3,102)	(11.6)
Revolving loan	18,293	17,500	793	4.5
Current portion of long-term debt and capital lease obligations	374	489	(115)	(23.5)

Total current liabilities	86,009	68,237	17,772	26.0

Working capital	$110,908	$104,441	$6,467	6.2%

     Our working capital as of January 2, 2010 compared to our working capital as of October 3, 2009 was similar. The offsetting increases in inventories and trade accounts payable are consistent with the seasonal nature of our business in anticipation of the Spring selling season.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our cash flows, results of operations and financial position are subject to fluctuations resulting from changes in interest rates, foreign currency exchange rates and raw material costs. We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. Our policy does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. Other than standard cross default provisions if a default occurs across the organization, no credit-risk related-contingent features exist for our derivatives. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed.
Interest Rate Risk
     Our primary market risk is interest rate exposure with respect to our floating rate debt, which includes the Senior Floating Rate Notes and Revolving Loan. The interest rate on the Senior Floating Rate Notes at January 2, 2010 was 4.3%. The interest rate on the Revolving Loan at January 2, 2010 was 3.0%. As of January 2, 2010, we had five outstanding interest rate swaps. These swaps effectively fix the variable interest rate portion of the Senior Floating Rate Notes. See “Debt and Other Obligations – Senior Floating

Rate Notes” and “— Interest Rate Swaps.” We estimate a 1% change in Revolving Loan interest rates would impact interest expense by approximately $0.5 million.
Foreign Operations; Currency Risk
     We conduct foreign operations primarily in Canada and Ireland and utilize international suppliers and manufacturers. For fiscal year 2010, we have hedged $12.5 million of our forecasted Canadian subsidiary operations purchases that are denominated in U.S. dollars. Additionally, on September 1, 2007 a Canadian subsidiary issued a U.S. dollar denominated intercompany note in the principal amount of $105 million to a U.S. subsidiary as part of an internal legal entity reorganization. During the fourth quarter of fiscal 2009, the internal legal entity reorganization was reversed and a portion of the balance outstanding under the intercompany note was repaid. As of January 2, 2010, approximately $21.3 million remains outstanding. The remaining outstanding balance under the intercompany note was paid in full in Q2 2010. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in either cumulative translation adjustments, which are included in accumulated other comprehensive income (loss), or realized and unrealized gains and losses which are included in other expense. As of January 2, 2010, a hypothetical 10% change in quoted foreign currency exchange rates would increase or decrease the income before income taxes by $1.7 million.
Raw Material; Commodity Price Risk
     We purchase certain raw materials such as resin, steel and wood that are subject to price volatility caused by unpredictable factors. Where possible, we employ fixed rate raw material purchase contracts and customer price adjustments to help us to manage this risk. We do not currently manage our raw materials risk through the use of derivative instruments.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
     Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 2, 2010, our disclosure controls and procedures were effective.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable
Item 1A. Risk Factors
See “Risk Factors” disclosed in the Form 10-K for the fiscal year ended October 3, 2009.
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

AMES TRUE TEMPER, INC.
Date: February 12, 2010	/s/ Duane R. Greenly
Duane R. Greenly
President and Chief Executive Officer (Principal Executive Officer)

Date: February 12, 2010	/s/ David M. Nuti
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