Form 10-Q
period 2010-04-03
Ames True Temper, Inc.
filed 2010-05-14
CIK 1297756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 3, 2010
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
Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer’’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     As of May 14, 2010 the Registrant had 1,000 shares of its common stock, $1.00 par value, outstanding.

ATT HOLDING CO.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATT Holding Co.
Condensed Consolidated Balance Sheets
(Dollars In Thousands Except Per Share Amounts)
(Unaudited)

	April 3,	October 3,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$19,468	$33,609
Trade receivables, net	93,491	42,449
Inventories	101,361	90,305
Prepaid expenses and other current assets	5,955	6,315

Total current assets	220,275	172,678
Property, plant and equipment, net	40,699	44,239
Intangibles, net	53,561	53,681
Goodwill	58,643	57,494
Other noncurrent assets	5,260	6,531

Total assets	$378,438	$334,623

Liabilities and stockholder’s deficit
Current liabilities:
Trade payables	$37,380	$18,214
Accrued interest payable	5,152	5,392
Accrued expenses and other current liabilities	24,745	26,642
Revolving loan	28,500	17,500
Current portion of long-term debt and capital lease obligations	252	489

Total current liabilities	96,029	68,237
Deferred income taxes	15,865	13,672
Long-term debt	299,902	299,791
Accrued retirement benefits	51,974	51,836
Other liabilities	12,284	12,661

Total liabilities	476,054	446,197
Commitments and contingencies
Stockholder’s deficit:
Preferred stock—Series A, $.0001 per share par value; 100,000 shares authorized; 62,495 shares issued and outstanding as of April 3, 2010 and October 3, 2009 (Liquidation preference of $62,495 at April 3, 2010)	—	—
Common stock—Class A, $.0001 per share par value; 1,600,000 shares authorized; 726,556 shares issued and outstanding as of April 3, 2010 and October 3, 2009	—	—
Common stock—Class B, $.0001 per share par value; 300,000 shares authorized; 267,448 shares issued and outstanding as of April 3, 2009 and October 3, 2009	—	—
Additional paid-in capital	111,172	111,168
Predecessor basis adjustment	(13,539)	(13,539)
Accumulated deficit	(157,865)	(167,272)
Accumulated other comprehensive loss	(37,384)	(41,931)

Total stockholder’s deficit	(97,616)	(111,574)

Total liabilities and stockholder’s deficit	$378,438	$334,623

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(Dollars In Thousands)
(Unaudited)

	Thirteen Week Period Ended
	April 3,	March 28,
	2010	2009
Net sales	$139,379	$142,293
Cost of goods sold	97,578	107,490

Gross profit	41,801	34,803
Selling, general and administrative expenses	23,774	22,502
(Gain) loss on disposal of fixed assets	(92)	270
Amortization of intangible assets	305	304

Operating income	17,814	11,727
Interest expense	6,661	7,364
Other expense	692	1,073

Income before income taxes	10,461	3,290
Income tax expense	2,413	1,123

Net income	$8,048	$2,167

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(Dollars In Thousands)
(Unaudited)

	Twenty-Six Week Period Ended
	April 3,	March 28,
	2010	2009
Net sales	$225,778	$234,627
Cost of goods sold	156,806	171,939

Gross profit	68,972	62,688
Selling, general and administrative expenses	39,671	40,300
(Gain) loss on disposal of fixed assets	(157)	302
Amortization of intangible assets	609	609
Impairment charge	—	476

Operating income	28,849	21,001
Interest expense	13,482	15,335
Other expense	1,892	12,436

Income (loss) before income taxes	13,475	(6,770)
Income tax expense	4,068	1,301

Net income (loss)	$9,407	$(8,071)

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Cash Flows
(Dollars In Thousands)
(Unaudited)

	Twenty-Six Week Period Ended
	April 3,	March 28,
	2010	2009
Operating activities
Net income (loss)	$9,407	$(8,071)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	6,616	7,943
Amortization of intangible assets	609	609
Amortization of loan fees	1,085	1,110
(Benefit from) provision for deferred taxes	(382)	938
Provision for bad debts	65	208
Amortization of bond discount	54	54
(Gain) loss on disposal of fixed assets	(157)	302
Unrealized losses	1,602	13,682
Impairment charges	—	476
Changes in assets and liabilities:
Trade receivables	(50,692)	(29,494)
Inventories	(10,031)	(23,974)
Prepaid expenses and other assets	530	1,697
Trade payables	18,815	1,856
Accrued expenses and other liabilities	(1,853)	(3,413)

Net cash used in operating activities	(24,332)	(36,077)

Investing activities
Cash paid for property, plant and equipment	(2,543)	(3,908)
Proceeds from sale of property, plant and equipment	284	39

Net cash used in investing activities	(2,259)	(3,869)

Financing activities
Repayments of long-term debt	(283)	(275)
Borrowings on revolving loan	70,050	99,590
Repayments on revolving loan	(59,050)	(57,500)
Principal payments under capital lease obligations	(19)	(3)

Net cash provided by financing activities	10,698	41,812
Effect of exchange rate changes on cash and cash equivalents	1,752	(2,652)

Decrease in cash and cash equivalents	(14,141)	(786)
Cash and cash equivalents at beginning of period	33,609	17,159

Cash and cash equivalents at end of period	$19,468	$16,373

Supplemental Cash Flow Information
Cash paid for interest	$12,663	$15,273

Cash paid for income taxes	$1,303	$155

Property, plant and equipment in trade payables at end of period	$303	$323

Equipment acquired under capital lease obligations	$122	$—

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
     The accompanying condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (‘‘US GAAP’’) and the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’). Due to the seasonal nature of our business, the results of operations for the twenty-six week period ended April 3, 2010 are not necessarily indicative of results to be expected for the entire fiscal year ending October 2, 2010. Certain information and notes normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments necessary for a fair presentation have been recorded. All adjustments were comprised of normal recurring adjustments, except as discussed in the Notes to Condensed Consolidated Financial Statements. All intercompany transactions have been eliminated in consolidation.
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
     In January 2010, the FASB issued an amendment to existing accounting guidance to require new fair value measurement disclosures related to transfers in and out of Level 1 and 2 in the fair value hierarchy and

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
clarify disclosures related to level of disaggregation, inputs and valuation techniques. The Company adopted the amendment in the thirteen week period ended April 3, 2010. See Note 13 for further information.
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
     In January 2010, the FASB issued an amendment to existing accounting guidance to require a reporting entity to present separately information about purchases, sales, issuances and settlements in the reconciliation required for activity in Level 3 fair value measurements. In addition, the amendment includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. The Company is required to adopt the guidance on employers’ disclosures about postretirement benefit plan assets in the fourth quarter of fiscal 2010 and the requirement for the reconciliation for activity in Level 3 fair value measurements in the first quarter of fiscal 2012. The Company has not yet assessed the impact of adoption, if any, on its condensed consolidated financial statements.
3. Inventories
     Inventories are as follows:

	April 3,	October 3,
	2010	2009
Finished goods	$65,331	$51,161
Work in process	12,420	14,595
Raw materials	23,610	24,549

	$101,361	$90,305

4. Goodwill and Other Intangibles
     The changes in carrying amount of goodwill are as follows:

	United States	Canada	Total
Goodwill at October 3, 2009	$43,605	$13,889	$57,494
Currency translation adjustments	—	1,149	1,149

Goodwill at April 3, 2010	$43,605	$15,038	$58,643

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
     The following table reflects the components of intangible assets:

	April 3, 2010		October 3, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Indefinite lived intangible assets:
Trade names	$48,321	$—	$47,879	$—
Finite lived intangible assets:
Technology (patents)	1,356	1,165	1,356	1,142
Non-compete agreements	—	—	976	965
Customer relationships	11,664	6,615	11,617	6,040

	13,020	7,780	13,949	8,147

	$61,341	$7,780	$61,828	$8,147

     The cost of other acquired intangible assets, including primarily customer relationships, patents and covenants not to compete is amortized on a straight-line basis over the estimated lives of 3 to 19 years. Amortization expense for the remainder of fiscal 2010 and thereafter is as follows:

April 2010 — September 2010	$600
Fiscal 2011	1,200
Fiscal 2012	1,180
Fiscal 2013	1,166
Fiscal 2014	895
Thereafter	199

$5,240

5. Income Taxes
     The Company determines its income tax provision under the effective rate method. This determination includes making an estimate of the Company’s current income tax payable, effects of temporary differences, net operating loss and credit carryforwards and the need for valuation allowances for deferred tax assets. In assessing whether or not deferred tax assets will be realized, the Company considers whether it is ‘‘more likely than not’’ that some portion or all of its deferred tax assets will not be realized. In making this assessment, historical operating losses, scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies are considered.
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
     Income tax expense for the thirteen and twenty-six week periods ended April 3, 2010 was primarily comprised of income tax expense for foreign subsidiaries, withholding tax and U.S. income tax related to foreign unremitted earnings.
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

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
6. Debt Arrangements
     Total indebtedness is as follows:

	April 3,	October 3,
	2010	2009
Revolving Loan (a)	$28,500	$17,500
Senior Floating Rate Notes, net of unamortized discount of $187 and $241, respectively	149,813	149,759
Senior Subordinated Notes	150,000	150,000
Term Note	196	479
Capital lease obligations	145	42

Total debt	328,654	317,780
Less:
Short-term Revolving Loan	(28,500)	(17,500)
Current portion of capital lease obligations	(56)	(10)
Current portion of long-term debt	(196)	(479)

Long-term debt	$299,902	$299,791

(a)	The Company has commenced a process to extend the maturity of the Revolving Loan or to refinance borrowings prior to maturity in April 2011.

			Letters of		(c)
		Borrowing	Credit	(b)	Interest
	Maximum	Base as of	Outstanding as	Availability	Rate as of
	Borrowing	April	of April	as of April	April	Expiration
	Amount	3, 2010	3, 2010	3, 2010	3, 2010	Date
Revolving Loan	$130,000	$116,816	$3,268	$85,048	2.0%	Apr 7, 2011

			(e)		(f)
	Original	(d)	Interest	Maturity	Call Option
	Principal	Interest Rate	Payments	Date	Date
			Jan 15, Apr 15,
Senior Floating Rate Notes	$150,000	LIBOR + 4%	Jul 15, Oct 15	Jan 15, 2012	Jan 15, 2007
Senior Subordinated Notes	150,000	10%	Jan 15, Jul 15	Jul 15, 2012	Jul 15, 2008
Term Note	2,700	2.5%	Monthly	Jul 19, 2010	n/a

(b)	Total amount available is limited by the amount of eligible accounts receivable, inventory, machinery and equipment, and real estate less letters of credit outstanding.

(c)	The interest rate applicable to the loans under the Revolving Loan is either 1) the “Eurodollar Rate” or London Interbank Offered Rate (LIBOR) plus a margin of 1.75% to 2.75%, or 2) the “Base Rate” plus a margin of 0.50% to 1.50%. The Base Rate is calculated at the higher of 1) the prevailing Federal Funds rate plus 50 basis points or 2) the administrative agent’s prime interest rate plus an applicable rate determined by the Company’s consolidated leverage ratio as defined by the Amended and Restated Senior Secured Credit Agreement.

(d)	LIBOR represents the three month London Interbank Offered Rate which resets quarterly. LIBOR was .25% as of January 13, 2010. January 13, 2010 is the reset date for the April 15, 2010 interest payment.

(e)	Interest payments are in cash and paid in arrears.

(f)	The Senior Floating Rate Notes do not have a redemption premium. The Senior Subordinated Notes have a redemption price of 102.5% of principal on or after July 15, 2009 and 100% of principal on or after July 15, 2010.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
Interest Rate Swaps
     The Company’s Senior Floating Rate Notes have an interest rate of 3-month LIBOR plus 4%. The Company has entered into interest rate swaps that fix the variable rate portion of the interest rate as follows:

				(a)
				Effective
			Notional	Interest
	Receive	Pay	Amount	Rate
January 15, 2010 through January 15, 2011	3-month LIBOR	1.90%	150,000	5.90%
January 18, 2011 through January 15, 2012	3-month LIBOR	2.50%	150,000	6.50%

(a)	Represents the effective interest rate on the respective portion of the Senior Floating Rate Notes including the contractual terms of the interest rate swap for the periods indicated.
7. Pension and Other Post-retirement Benefits

	Pension Benefits		Other Benefits
	Thirteen Week Period Ended		Thirteen Week Period Ended
	April 3,	March 28,	April 3,	March 28,
	2010	2009	2010	2009
Service Cost	$34	$109	$1	$—
Interest Cost	2,096	2,149	21	22
Expected return on plan assets	(2,429)	(2,585)	—	—
Amortization of prior service cost	—	6	—	—
Amortization of unrecognized net loss (gain)	726	98	(29)	(29)

Net periodic benefit cost (credit)	$427	$(223)	$(7)	$(7)

Employer contributions	$283	$61	$14	$—

	Pension Benefits		Other Benefits
	Twenty-Six Week Period Ended		Twenty-Six Week Period Ended
	April 3,	March 28,	April 3,	March 28,
	2010	2009	2010	2009
Service Cost	$71	$218	$2	$1
Interest Cost	4,201	4,298	41	44
Expected return on plan assets	(4,867)	(5,170)	—	—
Amortization of prior service cost	—	12	—	—
Amortization of unrecognized net loss (gain)	1,453	196	(57)	(59)

Net periodic benefit cost (credit)	$858	$(446)	$(14)	$(14)

Employer contributions	$571	$2,230	$27	$—

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
8. Other Comprehensive Income (Loss)

	Thirteen Week Period Ended
	April 3,	March 28,
	2010	2009
Net income	$8,048	$2,167
Other comprehensive income (loss):
Currency translation adjustment	2,533	359
Fair value adjustments of swaps, net of tax	(660)	(849)

Comprehensive income	$9,921	$1,677

	Twenty-Six Week Period Ended
	April 3,	March 29,
	2010	2008
Net income (loss)	$9,407	$(8,071)
Other comprehensive income (loss):
Currency translation adjustment	4,743	5,678
Fair value adjustments of swaps, net of tax	(196)	(1,449)
Effect of pension measurement date provision, net of tax	—	95

Comprehensive income (loss)	$13,954	$(3,747)

9. Segment Information
     The Company has three operating segments, comprised of the United States, Canada and Other. All of the Company’s revenues represent sales of similar products. All intercompany amounts are eliminated in the eliminations column. During the fourteen week period ended October 3, 2009, the Company consummated an internal reorganization. Pursuant to this reorganization, a Canadian subsidiary of the Company transferred all of the outstanding shares of a U.S. subsidiary of the Company to a separate U.S. subsidiary. The Company has recast its segment information for the thirteen and twenty-six week periods ended March 28, 2009 as a result of the reorganization. Segment information representing the reportable segments currently utilized by chief operating decision makers was as follows:

	Thirteen Week Period Ended
	April 3, 2010
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$116,832	$20,948	$1,599	$—	$139,379
Intersegment sales	3,483	2,427	—	(5,910)	—
Operating income (loss)	14,165	3,771	(122)	—	17,814
Interest expense					6,661
Other expense					692

Income before income taxes					$10,461

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

	Thirteen Week Period Ended
	March 28, 2009
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$117,107	$24,026	$1,160	$—	$142,293
Intersegment sales	5,339	547	587	(6,473)	—
Operating income (loss)	8,855	3,446	(574)	—	11,727
Interest expense					7,364
Other expense					1,073

Income before income taxes					$3,290

	Twenty-Six Week Period Ended
	April 3, 2010
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$181,786	$41,519	$2,473	$—	$225,778
Intersegment sales	4,636	5,601	—	(10,237)	—
Operating income (loss)	20,479	8,941	(571)	—	28,849
Interest expense					13,482
Other expense					1,892

Income before income taxes					$13,475

	Twenty-Six Week Period Ended
	March 28, 2009
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$183,607	$48,351	$2,669	$—	$234,627
Intersegment sales	7,139	1,458	1,169	(9,766)	—
Operating income (loss)	12,416	9,332	(747)	—	21,001
Interest expense					15,335
Other expense					12,436

Loss before income taxes					$(6,770)

     Segment assets are as follows:

	April 3,	October 3,
	2010	2009
United States	$299,084	$242,774
Canada	73,235	84,987
Other	6,119	6,862

Total	$378,438	$334,623

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
10. Other Expense
     Other expense consists of the following:

	Thirteen Week Period Ended
	April 3,	March 28,
	2010	2009
Unrealized loss	$520	$1,840
Realized loss (gain)	172	(767)

Total	$692	$1,073

	Twenty-Six Week Period Ended
	April 3,	March 28,
	2010	2009
Unrealized loss	$1,602	$13,682
Realized loss (gain)	290	(1,246)

Total	$1,892	$12,436

     On September 1, 2007, the Company entered into an intercompany financing arrangement whereby one of the Company’s Canadian subsidiaries issued a U.S. dollar denominated intercompany note as part of an internal legal entity restructuring. During the fourth quarter of the fiscal year ended October 3, 2009, the internal legal entity restructuring was reversed and a portion of the balance outstanding under the intercompany note was repaid. During the thirteen week period ended April 3, 2010, the remaining balance under the intercompany note was paid in full. The intercompany note was not long-term in nature. As a result, the impact of exchange rate changes on the note was recorded as an unrealized gain or loss in the condensed consolidated statements of operations.
     For the thirteen week period ended April 3, 2010 other expense primarily includes an unrealized loss of $700 related to a U.S. dollar bank account held by a Canadian subsidiary and an unrealized gain of $219 related to foreign currency forward contracts. For the thirteen week period ended March 28, 2009 other expense primarily includes an unrealized gain of $125 related to the U.S. dollar bank account and unrealized losses of $1,430 related to the intercompany note and $561 related to foreign currency forward contracts. Also during the thirteen week period ended March 28, 2009, the Company recorded a realized gain of $771 related to foreign currency forward contracts.
     For the twenty-six week period ended April 3, 2010 other expense primarily includes an unrealized loss of $1,480 related to the U.S. dollar bank account. Other expense for the twenty-six week period ended April 3, 2010 also includes a realized loss of $503 related to foreign currency forward contracts. For the twenty-six week period ended March 28, 2009 other expense primarily includes an unrealized loss of $16,264 related to the intercompany note and unrealized gains of $2,059 related to the U.S. dollar bank account and $578 related to foreign currency forward contracts. Also during the twenty-six week period ended March 28, 2009, the Company recorded a realized gain of $1,268 related to foreign currency forward contracts.
11. Condensed Guarantor Data
     On December 17, 2007, as a result of certain corporate restructuring activities, ATT entered into supplemental indentures with respect to the Senior Subordinated Notes and Senior Floating Rate Notes (collectively, the ‘‘Notes’’) to include certain domestic subsidiaries as guarantors. The Notes are fully and unconditionally and jointly and severally guaranteed by ATT Holding Co. and certain of its indirectly wholly-owned subsidiaries, namely, Ames True Temper Properties, Inc., Ames Holdings, Inc. and Ames U.S. Holding Corp., (collectively the ‘‘Subsidiary Guarantors’’). ATT Holding Co. is a holding company

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
which has no interest, operations or activities other than through its ownership of 100% of ATT and ATT’s wholly-owned subsidiaries. The Notes are not guaranteed by any of ATT Holding Co.’s other indirectly wholly-owned subsidiaries.
     The following condensed consolidating information presents, in separate columns, the condensed consolidating balance sheets, the related condensed consolidating statements of operations and the condensed consolidating statements of cash flows for (i) ATT Holding Co. on a parent-only basis, with its investment in subsidiary recorded under the equity method, (ii) the issuer (ATT) as a wholly-owned subsidiary, on a parent-only basis, with its investments in subsidiaries recorded under the equity method, (iii) the subsidiary guarantors on a combined basis, (iv) the subsidiary non-guarantors on a combined basis and (v) the Company on a consolidated basis.
     During the fourth quarter of the period ended October 3, 2009, the Company consummated an internal reorganization between the U.S. and Canada segments. Pursuant to this reorganization, a Canadian subsidiary of the Company transferred all of the outstanding shares of a U.S. subsidiary of the Company to a separate U.S. subsidiary. As a result of this reorganization, the Company has recast its condensed consolidating statements of operations for the thirteen and twenty-six week periods ended March 28, 2009 and its condensed consolidating statement of cash flows for the twenty-six week period ended March 28, 2009.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Balance Sheet
As of April 3, 2010

				Subsidiary
	ATT	Ames True	Subsidiary	Non-
	Holding Co.	Temper, Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$35	$7	$19,426	$—	$19,468
Trade receivables, net	—	85,193	—	8,298	—	93,491
Inventories	—	82,654	—	18,707	—	101,361
Prepaid expenses and other current assets	—	4,733	37	1,185	—	5,955

Total current assets	—	172,615	44	47,616	—	220,275
Property, plant and equipment, net	—	29,761	—	10,938	—	40,699
Intangibles, net	—	4,565	41,900	7,096	—	53,561
Goodwill	—	43,605	—	15,038	—	58,643
Other noncurrent assets	—	5,225	—	35	—	5,260
Intercompany receivable	—	30,708	179,352	5,062	(215,122)	—
Investment in subsidiaries	—	265,419	172,275	—	(437,694)	—

Total assets	$—	$551,898	$393,571	$85,785	$(652,816)	$378,438

Liabilities and stockholder’s (deficit) equity
Current liabilities:
Trade payables	$—	$31,283	$43	$6,054	$—	$37,380
Accrued interest payable	—	5,152	—	—	—	5,152
Accrued expenses and other current liabilities	—	17,011	—	7,734	—	24,745
Revolving loan	—	28,500	—	—	—	28,500
Current portion of long-term debt and capital lease obligations	—	242	—	10	—	252

Total current liabilities	—	82,188	43	13,798	—	96,029
Deferred income taxes	—	1,544	13,233	1,088	—	15,865
Long-term debt	—	299,877	—	25	—	299,902
Accrued retirement benefits	—	51,099	—	875	—	51,974
Other liabilities	—	10,774	1,366	144	—	12,284
Intercompany payable	—	203,882	311	10,929	(215,122)	—
Cumulative losses in subsidiaries	97,616	150	164	—	(97,930)	—

Total liabilities	97,616	649,514	15,117	26,859	(313,052)	476,054
Commitments and contingencies
Stockholder’s (deficit) equity:
Preferred stock-Series A	—	—	118,249	49,622	(167,871)	—
Common stock-Class A	—	—	—	—	—	—
Common stock-Class B	—	—	—	—	—	—
Additional paid-in capital	111,172	111,172	154,502	—	(265,674)	111,172
Predecessor basis adjustment	(13,539)	(13,539)	—	—	13,539	(13,539)
(Accumulated deficit) retained earnings	(157,865)	(157,865)	90,038	(5,363)	73,190	(157,865)
Accumulated other comprehensive (loss) income	(37,384)	(37,384)	15,665	14,667	7,052	(37,384)

Total stockholder’s (deficit) equity	(97,616)	(97,616)	378,454	58,926	(339,764)	(97,616)

Total liabilities and stockholder’s (deficit) equity	$—	$551,898	$393,571	$85,785	$(652,816)	$378,438

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Balance Sheet
As of October 3, 2009

				Subsidiary
	ATT	Ames True	Subsidiary	Non-
	Holding Co.	Temper, Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$454	$9	$33,146	$—	$33,609
Trade receivables, net	—	34,431	—	8,018	—	42,449
Inventories	—	71,933	—	18,372	—	90,305
Prepaid expenses and other current assets	—	4,450	—	1,865	—	6,315

Total current assets	—	111,268	9	61,401	—	172,678
Property, plant and equipment, net	—	33,246	—	10,993	—	44,239
Intangibles, net	—	5,098	41,900	6,683	—	53,681
Goodwill	—	43,605	—	13,889	—	57,494
Other noncurrent assets	—	6,531	—	—	—	6,531
Intercompany receivable	—	29,980	168,715	2,941	(201,636)	—
Investment in subsidiaries	—	248,762	163,010	—	(411,772)	—

Total assets	$—	$478,490	$373,634	$95,907	$(613,408)	$334,623

Liabilities and stockholder’s (deficit) equity
Current liabilities:
Trade payables	$—	$12,485	$31	$5,698	$—	$18,214
Accrued interest payable	—	5,392	—	—	—	5,392
Accrued expenses and other current liabilities	—	19,189	113	7,340	—	26,642
Revolving loan	—	17,500	—	—	—	17,500
Current portion of long-term debt and capital lease obligations	—	479	—	10	—	489

Total current liabilities	—	55,045	144	13,048	—	68,237
Deferred income taxes	—	1,544	11,115	1,013	—	13,672
Long-term debt	—	299,759	—	32	—	299,791
Accrued retirement benefits	—	50,893	—	943	—	51,836
Other liabilities	—	11,370	1,184	107	—	12,661
Intercompany payable	—	171,453	—	30,183	(201,636)	—
Cumulative losses in subsidiaries	111,574	—	—	—	(111,574)	—

Total liabilities	111,574	590,064	12,443	45,326	(313,210)	446,197
Commitments and contingencies
Stockholder’s (deficit) equity:
Preferred stock-Series A	—	—	118,249	49,622	(167,871)	—
Common stock-Class A	—	—	—	—	—	—
Common stock-Class B	—	—	—	—	—	—
Additional paid-in capital	111,168	111,168	154,502	—	(265,670)	111,168
Predecessor basis adjustment	(13,539)	(13,539)	—	—	13,539	(13,539)
(Accumulated deficit) retained earnings	(167,272)	(167,272)	77,681	(8,711)	98,302	(167,272)
Accumulated other comprehensive (loss) income	(41,931)	(41,931)	10,759	9,670	21,502	(41,931)

Total stockholder’s (deficit) equity	(111,574)	(111,574)	361,191	50,581	(300,198)	(111,574)

Total liabilities and stockholder’s (deficit) equity	$—	$478,490	$373,634	$95,907	$(613,408)	$334,623

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Statement of Operations
For the Thirteen Week Period Ended April 3, 2010

				Subsidiary
	ATT	Ames True	Subsidiary	Non-
	Holding Co.	Temper, Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$119,458	$—	$25,633	$(5,712)	$139,379
Cost of goods sold	—	85,788	—	17,502	(5,712)	97,578

Gross profit	—	33,670	—	8,131	—	41,801
Selling, general and administrative expenses	—	19,234	66	4,474	—	23,774
Gain on disposal of fixed assets	—	(84)	—	(8)	—	(92)
Amortization of intangible assets	—	267	—	38	—	305

Operating income (loss)	—	14,253	(66)	3,627	—	17,814
Interest expense (income)	—	9,287	(2,694)	68	—	6,661
Other expense (income)	—	2,767	(3,164)	1,089	—	692

Income before income taxes	—	2,199	5,792	2,470	—	10,461
Income tax expense	—	197	1,722	494	—	2,413
Equity in earnings of subsidiaries	8,048	6,046	2,299	—	(16,393)	—

Net income	$8,048	$8,048	$6,369	$1,976	$(16,393)	$8,048

ATT Holding Co.
Condensed Consolidating Statement of Operations
For the Thirteen Week Period Ended March 28, 2009

				Subsidiary
	ATT	Ames True	Subsidiary	Non-
	Holding Co.	Temper, Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$121,743	$—	$26,397	$(5,847)	$142,293
Cost of goods sold	—	94,073	—	19,264	(5,847)	107,490

Gross profit	—	27,670	—	7,133	—	34,803
Selling, general and administrative expenses	—	18,268	57	4,177	—	22,502
Loss on disposal of fixed assets	—	270	—	—	—	270
Amortization of intangible assets	—	266	—	38	—	304

Operating income (loss)	—	8,866	(57)	2,918	—	11,727
Interest expense (income)	—	9,751	(4,899)	2,512	—	7,364
Other expense (income)	—	2,432	(2,976)	1,617	—	1,073

(Loss) income before income taxes	—	(3,317)	7,818	(1,211)	—	3,290
Income tax expense	—	43	227	853	—	1,123
Equity (loss) in earnings of subsidiaries	2,167	5,527	(1,446)	—	(6,248)	—

Net income (loss)	$2,167	$2,167	$6,145	$(2,064)	$(6,248)	$2,167

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Statement of Operations
For the Twenty-Six Week Period Ended April 3, 2010

				Subsidiary
	ATT	Ames True	Subsidiary	Non-
	Holding Co.	Temper, Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$185,250	$—	$50,439	$(9,911)	$225,778
Cost of goods sold	—	133,081	—	33,636	(9,911)	156,806

Gross profit	—	52,169	—	16,803	—	68,972
Selling, general and administrative expenses	—	31,179	94	8,398	—	39,671
Gain on disposal of fixed assets	—	(149)	—	(8)	—	(157)
Amortization of intangible assets	—	533	—	76	—	609

Operating income (loss)	—	20,606	(94)	8,337	—	28,849
Interest expense (income)	—	18,671	(5,740)	551	—	13,482
Other expense (income)	—	3,898	(4,819)	2,813	—	1,892

(Loss) income before income taxes	—	(1,963)	10,465	4,973	—	13,475
Income tax expense	—	261	2,182	1,625	—	4,068
Equity in earnings of subsidiaries	9,407	11,631	4,185	—	(25,223)	—

Net income	$9,407	$9,407	$12,468	$3,348	$(25,223)	$9,407

ATT Holding Co.
Condensed Consolidating Statement of Operations
For the Twenty-Six Week Period Ended March 28, 2009

				Subsidiary
	ATT	Ames True	Subsidiary	Non-
	Holding Co.	Temper, Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$189,939	$—	$53,192	$(8,504)	$234,627
Cost of goods sold	—	144,178	—	36,265	(8,504)	171,939

Gross profit	—	45,761	—	16,927	—	62,688
Selling, general and administrative expenses	—	31,925	100	8,275	—	40,300
Loss on disposal of fixed assets	—	302	—	—	—	302
Amortization of intangible assets	—	533	—	76	—	609
Impairment charge	—	476	—	—	—	476

Operating income (loss)	—	12,525	(100)	8,576	—	21,001
Interest expense (income)	—	20,056	(9,788)	5,067	—	15,335
Other expense (income)	—	3,778	(4,846)	13,504	—	12,436

(Loss) income before income taxes	—	(11,309)	14,534	(9,995)	—	(6,770)
Income tax expense	—	99	218	984	—	1,301
(Loss) equity in earnings of subsidiaries	(8,071)	3,337	(10,198)	—	14,932	—

Net (loss) income	$(8,071)	$(8,071)	$4,118	$(10,979)	$14,932	$(8,071)

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Statement of Cash Flows
For the Twenty-Six Week Period Ended April 3, 2010

				Subsidiary
	ATT	Ames True	Subsidiary	Non-
	Holding Co.	Temper, Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities
Net income	$9,407	$9,407	$12,468	$3,348	$(25,223)	$9,407
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	—	5,589	—	1,027	—	6,616
Equity in earnings of subsidiaries	(9,407)	(11,631)	(4,185)	—	25,223	—
Provision for (benefit from) deferred taxes	—	—	1,997	(2,379)	—	(382)
Other, net	—	1,580	—	76	—	1,656
Unrealized (gain) loss	—	(5)	—	1,607	—	1,602
Related party non-cash transactions	—	(153)	153	—	—	—
Changes in assets and liabilities:
Trade receivables	—	(50,820)	—	128	—	(50,692)
Inventories	—	(10,721)	—	690	—	(10,031)
Prepaid expenses and other current assets	—	(259)	(37)	826	—	530
Trade payables	—	18,799	12	4	—	18,815
Accrued expenses and other liabilities	—	(2,839)	190	796	—	(1,853)
Intercompany accounts	—	31,725	(10,600)	(21,125)	—	—

Net cash (used in) provided by operating activities	—	(9,328)	(2)	(15,002)	—	(24,332)
Investing activities
Cash paid for property, plant and equipment	—	(2,081)	—	(462)	—	(2,543)
Proceeds from sale of property, plant and equipment	—	284	—	—	—	284

Net cash used in investing activities	—	(1,797)	—	(462)	—	(2,259)
Financing activities
Repayments of long-term debt	—	(283)	—	—	—	(283)
Borrowings on revolving loan	—	70,050	—	—	—	70,050
Repayments on revolving loan	—	(59,050)	—	—	—	(59,050)
Principal payments under capital lease obligations	—	(11)	—	(8)	—	(19)

Net cash provided by (used in) financing activities	—	10,706	—	(8)	—	10,698
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,752	—	1,752

(Decrease) increase in cash and cash equivalents	—	(419)	(2)	(13,720)	—	(14,141)
Cash and cash equivalents at beginning of period	—	454	9	33,146	—	33,609

Cash and cash equivalents at end of period	$—	$35	$7	$19,426	$—	$19,468

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Statement of Cash Flows
For the Twenty-Six Week Period Ended March 28, 2009

				Subsidiary
	ATT	Ames True	Subsidiary	Non-
	Holding Co.	Temper, Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities
Net (loss) income	$(8,071)	$(8,071)	$4,118	$(10,979)	$14,932	$(8,071)
Adjustments to reconcile (net loss) income to net cash (used in) provided by operating activities:
Depreciation expense	—	6,946	—	997	—	7,943
Equity in loss (earnings) of subsidiaries	8,071	(3,337)	10,198	—	(14,932)	—
Provision for deferred taxes	—	—	548	390	—	938
Other, net	—	2,128	—	155	—	2,283
Unrealized loss	—	57	—	13,625	—	13,682
Related party non-cash transactions	—	3,502	(3,600)	98	—	—
Impairment charges	—	476	—	—	—	476
Changes in assets and liabilities:
Trade receivables	—	(24,006)	—	(5,488)	—	(29,494)
Inventories	—	(18,375)	—	(5,599)	—	(23,974)
Prepaid expenses and other current assets	—	1,730	—	(33)	—	1,697
Trade payables	—	1,403	8	445	—	1,856
Accrued expenses and other liabilities	—	(5,294)	131	1,750	—	(3,413)
Intercompany accounts	—	4,484	(11,398)	6,914	—	—

Net cash (used in) provided by operating activities	—	(38,357)	5	2,275	—	(36,077)
Investing activities
Cash paid for property, plant and equipment	—	(3,590)	—	(318)	—	(3,908)
Proceeds from sale of property, plant and equipment	—	39	—	—	—	39

Net cash used in investing activities	—	(3,551)	—	(318)	—	(3,869)
Financing activities
Repayments of long-term debt	—	(275)	—	—	—	(275)
Borrowings on revolving loan	—	99,590	—	—	—	99,590
Repayments on revolving loan	—	(57,500)	—	—	—	(57,500)
Principal payments under capital lease obligations	—	—	—	(3)	—	(3)

Net cash provided by (used in) financing activities	—	41,815	—	(3)	—	41,812
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2,652)	—	(2,652)

(Decrease) increase in cash and cash equivalents	—	(93)	5	(698)	—	(786)
Cash and cash equivalents at beginning of period	—	285	5	16,869	—	17,159

Cash and cash equivalents at end of period	$—	$192	$10	$16,171	$—	$16,373

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
12. Related Party Transactions
     On June 28, 2004, affiliates of Castle Harlan, Inc., a New York-based private-equity investment firm, together with certain employees of the Company or its subsidiaries, completed the acquisition of the Company (the “Acquisition”). In connection with the Acquisition, CHATT Holdings LLC (“CHATT LLC”) was formed. CHATT LLC owns 100% of CHATT Holdings Inc. (“CHATT Inc.”); which owns 100% of ATT Holding Co.; which owns 100% of the Company. CHATT LLC and CHATT Inc. are not included in the condensed consolidated financial statements of ATT Holding Co. Upon completion of the Acquisition, affiliates of Castle Harlan, Inc. owned approximately 87% of the equity interests of CHATT LLC and certain employees of the Company or its subsidiaries owned approximately 13% of the equity interests of CHATT LLC. The equity interests of CHATT LLC as of the completion of the Acquisition consisted of Class A Units and Class B Units, the terms of which are described below. The Class A Units and Class B Units were issued as strips of equal numbers of Class A Units and Class B Units (“Strips”). In addition, certain employees of the Company or its subsidiaries were issued Class B Units (sometimes referred to as Class B Incentive Units) that are subject to certain vesting requirements which are discussed below.
     From time to time since June 28, 2004, CHATT LLC has issued additional Strips and additional Class B Units to employees of the Company or its subsidiaries that are subject to vesting requirements.
     All of the Class B Units that are subject to vesting requirements were issued pursuant to employee subscription agreements entered into separately between CHATT LLC and each employee that received such Class B Units (“Employee Subscription Agreements”). Pursuant to the Employee Subscription Agreements, these Class B Units vest based on three criteria: (i) time vesting based on a five-year term, (ii) performance vesting based on the operating results of CHATT LLC and (iii) vesting based upon the achievement of a targeted rate of return upon a change of control of CHATT LLC. In addition, the vesting of these Class B Units is subject to acceleration in the event of a change of control of CHATT LLC. As of April 3, 2010 and October 3, 2009, there were 139,067 and 138,567 Class B Units, respectively, subject to vesting issued to management and members of the CHATT Holdings LLC Board of Directors who are not employees of ATT or Castle Harlan, Inc. These units may not be sold, pledged, or otherwise transferred except in compliance with applicable securities laws. None of the Class A Units or Class B Units that were issued as Strips are subject to any vesting requirements.
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
     The Company is party to a management agreement with Castle Harlan, Inc., an affiliate of the shareholder, under which Castle Harlan, Inc. provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Company. The Company recorded expenses of $817 and $1,662 for the thirteen and twenty-six weeks ended April 3, 2010, respectively, related to the annual management fee plus expenses which are included in selling, general and administrative expenses in the accompanying condensed consolidated financial statements. The management fees plus expenses for the thirteen and twenty-six weeks ended March 28, 2009 were $832 and $1,638, respectively. The management fees are payable quarterly in advance in accordance with the management agreement. The amount payable to Castle Harlan, Inc. as of April 3, 2010 was $724 which is included in trade payables. No amounts were outstanding as of October 3, 2009.
13. Fair Value Measurements
     The Company’s financial instruments include cash and cash equivalents, trade receivables, trade accounts payable, derivatives and debt. Because of short term maturities, the carrying amounts of cash and cash equivalents, trade receivables, trade payables, the Revolving Loan and Term Note approximate fair value. See below for further information related to the fair value of the Company’s derivatives and remaining long-term debt.
     The Company’s assets and liabilities that are measured at fair value, defined as the exit price or the price that would be received to sell the asset or paid to transfer the liability at the measurement date, on a recurring basis relate to the Company’s derivative contracts which are mainly comprised of interest rate swaps and foreign currency forward contracts. The Company utilizes the income approach as the present value technique to fair value each derivative contract. The Company calculates the present value of future expected cash flows using a discount rate commensurate with the underlying risk of the debtor. If the derivative represents a liability to the Company, the Company’s incremental borrowing rate was utilized as the discount rate in the present value calculation. If the derivative represents an asset to the Company, the recorded value includes an estimate of a credit risk adjustment for the counterparty.
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
     As of April 3, 2010, the Company has two types of derivative instruments outstanding including foreign currency forward contracts and interest rate swaps that are both in a liability position. The Company used the three month LIBOR rate of 0.29% plus a 4% credit risk spread to value the foreign currency forward contracts. The Company used the one year LIBOR rate of 0.92% plus a 6% credit risk spread to value the interest rate swaps. See Note 6 for further information regarding the notional amount and duration of the interest rate swaps. See Note 14 regarding the notional amount of the foreign currency forward contracts.
     The Company is required to categorize all financial assets and liabilities required to be measured at fair value on a recurring basis into the above three levels.

	April 3, 2010
	(Level 1)	(Level 2)	(Level 3)	Total
Foreign currency forward contracts	$—	$117	$—	$117
Interest rate swaps	$—	$2,921	$—	$2,921

Total liabilities	$—	$3,038	$—	$3,038

	October 3, 2009
	(Level 1)	(Level 2)	(Level 3)	Total
Foreign currency forward contracts	$—	$113	$—	$113

Total assets	$—	$113	$—	$113

Foreign currency forward contracts	$—	$171	$—	$171
Interest rate swaps	—	2,725	—	2,725

Total liabilities	$—	$2,896	$—	$2,896

     The fair value of the Company’s long-term debt as of April 3, 2010 is as follows:

	Balance Sheet	Carrying	Fair
	Classification	Value	Value
Senior Floating Rate Notes	Liability	$149,813	$141,750
Senior Subordinated Notes	Liability	150,000	146,460
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
     The fair value of derivative instruments as of April 3, 2010 and October 3, 2009 is as follows:

		April 3, 2010
		Asset Derivatives			Liability Derivatives
	Qualifies		Balance	Pretax Gain		Balance	Pretax Loss
Description of	for Hedge	Fair	Sheet	Recognized	Fair	Sheet	Recognized
Derivative	Designation	Value	Location	in OCI	Value	Location	in OCI
Foreign currency forward contracts	No	$—	—	$—	$117	(a )	$—
Interest rate swaps	Yes	—	—	—	2,921	(b )	2,921

(a)	The balance sheet location for the foreign currency forward contracts is Accrued expenses and other current liabilities.

(b)	The balance sheet location for the interest rate swaps is Other liabilities.

		October 3, 2009
		Asset Derivatives			Liability Derivatives
	Qualifies		Balance	Pretax Gain		Balance	Pretax Loss
Description of	for Hedge	Fair	Sheet	Recognized	Fair	Sheet	Recognized
Derivative	Designation	Value	Location	in AOCI	Value	Location	in AOCI
Foreign currency forward contracts	No	$113	(a )	$—	$171	(b )	$—
Interest rate swaps	Yes	—	—	—	2,725	(c )	2,725

(a)	The balance sheet location for the foreign currency forward contracts is Prepaid expenses and other current assets.

(b)	The balance sheet location for the foreign currency forward contracts is Accrued expenses and other current liabilities.
(c)	The balance sheet location for the interest rate swaps is Other liabilities.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
     The effect of derivative instruments on the condensed consolidated statements of operations for the thirteen week periods ended April 3, 2010 and March 28, 2009 is as follows:

April 3, 2010
		Location of pretax	Amount of pretax
		gain or (loss)	gain or (loss)	Location of pretax	Amount of
	Qualifies	reclassed from	reclassed from	gain or (loss)	pretax gain or
Description of	for Hedge	AOCI into	AOCI into	recognized in	(loss) recognized
Derivative	Designation	earnings	earnings	earnings	in earnings
Foreign currency forward contracts	No	—	$—	Other expense	$(307)
Interest rate swaps	Yes	Interest expense	(649)	—	—

March 28, 2009
		Location of pretax	Amount of pretax
		gain or (loss)	gain or (loss)	Location of pretax	Amount of
	Qualifies	reclassed from	reclassed from	gain or (loss)	pretax gain or
Description of	for Hedge	AOCI into	AOCI into	recognized in	(loss) recognized
Derivative	Designation	earnings	earnings	earnings	in earnings
Foreign currency forward contracts	No	—	$—	Other expense	$210
Other	No	—	—	SG&A	(38)
Other	No	—	—	Other expense	24
Interest rate swaps	Yes	Interest expense	(329)	—	—
     The effect of derivative instruments on the condensed consolidated statements of operations for the twenty-six week periods ended April 3, 2010 and March 28, 2009 is as follows:

April 3, 2010
		Location of pretax	Amount of pretax
		gain or (loss)	gain or (loss)	Location of pretax	Amount of
	Qualifies	reclassed from	reclassed from	gain or (loss)	pretax gain or
Description of	for Hedge	AOCI into	AOCI into	recognized in	(loss) recognized
Derivative	Designation	earnings	earnings	earnings	in earnings
Foreign currency forward contracts	No	—	$—	Other expense	$(503)
Interest rate swaps	Yes	Interest expense	(1,427)	—	—

March 28, 2009
		Location of pretax	Amount of pretax
		gain or (loss)	gain or (loss)	Location of pretax	Amount of
	Qualifies	reclassed from	reclassed from	gain or (loss)	pretax gain or
Description of	for Hedge	AOCI into	AOCI into	recognized in	(loss) recognized
Derivative	Designation	earnings	earnings	earnings	in earnings
Foreign currency forward contracts	No	—	$—	Other expense	$1,847
Other	No	—	—	SG&A	(48)
Other	No	—	—	Other expense	(57)
Interest rate swaps	Yes	Interest expense	(220)	—	—

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
     The Company expects $2,102 of net pretax losses recognized in accumulated other comprehensive income as of April 3, 2010 to be reclassified into earnings within the next twelve months.
     As of April 3, 2010, five foreign currency forward contracts remain outstanding with a total notional amount of $1,896.
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
     During fiscal 2009, an underground fuel tank with surrounding soil contamination was discovered at the Frankfort, NY site which is the result of historical facility operations prior to the Company’s ownership. The Company is actively working with the New York Department of Environmental Conservation and the New York State Department of Health to comply with remediation efforts. The Company believes remediation will be completed by December 2010. During the quarterly period ended October 3, 2009, the Company recorded a charge to cost of goods sold for approximately $2,567 associated with the removal of the fuel oil tank and soil contamination. The change in the environmental liability for the Frankfort, NY site is as follows:

Balance as of October 3, 2009	$2,541
Adjustments to estimates	—
Payments	1,202

Balance as of April 3, 2010	$1,339

     In April 2010, the Company was served with a complaint filed in the United States District Court for the Eastern District of Texas by Patent Group, LLC (“Patent Group”) for falsely marketing certain of products under 35 U.S.C. § 292. Patent Group claims the Company has marketed and sold certain leaf rakes marked with patent references that have expired with the intent to deceive the public and to gain a competitive advantage in the market. Patent Group is seeking monetary damages and injunctive relief. While the Company believes there are meritorious defenses to this claim, the Company is in the initial stages of investigating the matter and, accordingly, can make no prediction as to the outcome of this case.

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
17. Subsequent Events
     The Company has evaluated subsequent events and has determined there are no subsequent events that require recognition or disclosure.

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
Operations Review
Company-Wide
     The table below and the following narrative compares our statements of operations for the thirteen week period ended April 3, 2010 (“Q2 2010”) to the thirteen week period ended March 28, 2009 (“Q2 2009”)

(Dollars in Millions)

	Q2	Q2	Increase/(Decrease)
	2010	2009	$	%
Net sales	$139.4	$142.3	$(2.9)	(2.0)%
Cost of goods sold	97.6	107.5	(9.9)	(9.2)

Gross profit	41.8	34.8	7.0	20.1
Gross profit as a percentage of net sales	30.0%	24.5%
Selling, general, and administrative expenses	23.8	22.5	1.3	5.8
(Gain) loss on disposal of fixed assets	(0.1)	0.3	(0.4)		*
Amortization of intangible assets	0.3	0.3	—	—

Operating income	17.8	11.7	6.1	52.1
Operating income as a percentage of net sales	12.8%	8.2%
Interest expense	6.7	7.4	(0.7)	(9.5)
Other expense	0.7	1.1	(0.4)	(36.4)

Income before taxes	10.5	3.3	7.2		*
Income tax expense	2.4	1.1	1.3		*

Net income	$8.0	$2.2	$5.8		*

*	Greater than 100%.

Note: Totals may not sum due to rounding.
Q2 2010 compared to Q2 2009
     Net Sales. Overall net sales decreased primarily due to selling price reductions of approximately $5.4 million and a decrease in snow tool sales of $3.6 million. Decreases were partially offset by favorable Canadian currency translation of $3.4 million and an increase in volume in other categories totaling $2.2 million. Snow tool declines resulted primarily from reduced demand in the Canada segment due to lower snowfall amounts in the 2009/2010 winter season.
     Gross Profit. Gross profit increased primarily due to favorable overheard absorption of $3.8 million and lower input costs including steel and certain purchased finished goods and components.
     Selling, General, and Administrative Expense (“SG&A”). SG&A increased primarily due to higher employee incentive compensation costs of $0.8 million.
     (Gain) Loss on Disposal of Fixed Assets. Gain or loss on disposal of fixed assets includes miscellaneous sales of equipment.
     Amortization of Intangible Assets. Amortization expense is consistent with the prior period.
     Interest Expense. The average Revolving Loan balance in Q2 2010 was lower than in Q2 2009 which led to lower interest expense. Also, three interest rate swaps related to our Senior Floating Rate Notes (notional amount of $150 million) expired during the beginning of Q2 2010. The interest rate swap beginning in Q2 2010 reduced the effective interest on the Senior Floating Rate Notes to 5.97% and contributed to the decrease in interest expense in Q2 2010.
     Other Expense. Other expense for Q2 2010 primarily includes an unrealized loss of $0.7 million related to a U.S. dollar bank account held by a Canadian subsidiary and an unrealized gain of $0.2 million related to foreign currency forward contracts. Other expense for Q2 2009 primarily includes unrealized losses of $1.4 million on the intercompany note and $0.6 related to foreign currency forward contracts and an unrealized gain of $0.1 related to the U.S. dollar bank account. Q2 2009 other expense also includes a realized gain of $0.8 million related to foreign currency forward contracts.
     Income Tax Expense. Income tax expense for Q2 2010 was primarily due to income tax expense for foreign subsidiaries, Canadian withholding taxes and U.S. income tax related to foreign unremitted earnings. Due to an increase in operating income, additional accruals for foreign unremitted earnings were required for Q2 2010. Income tax expense for Q2 2009 was primarily due to the recording of additional valuation allowances and Canadian withholding taxes and interest on unrecognized tax benefits. As of April 3, 2010 and March 28, 2009, a deferred tax asset valuation allowance was necessary for substantially all of our U.S. domestic deferred tax assets, net of certain deferred tax liabilities. We expect to maintain a valuation allowance on these deferred tax assets until the Company can sustain a sufficient level of profits in the applicable jurisdictions that will demonstrate the ability to realize these net deferred tax assets.
Our Segments
     During the fourth quarter of fiscal 2009, we consummated an internal reorganization between our U.S. and Canada segments. Pursuant to this reorganization, our Canadian subsidiary transferred all of the outstanding shares of a U.S. subsidiary of the Company to a separate U.S. subsidiary. We have recast our Q2 2009 segment information as a result of this reorganization. The following table presents our net sales and operating income after intercompany eliminations by segment:
(Dollars in Millions)

	Q2	Q2	Increase/(Decrease)
	2010	2009	$	%
Net sales:
United States	$116.8	$117.1	$(0.3)	(0.3)%
Canada	20.9	24.0	(3.1)	(12.9)
Other	1.6	1.2	0.4	33.3

Net sales	$139.4	$142.3	$(2.9)	(2.0)%

Operating income (loss):
United States	$14.2	$8.9	$5.3	59.6%
Canada	3.8	3.4	0.4	11.8
Other	(0.1)	(0.6)	0.5	83.3

Operating income	$17.8	$11.7	$6.1	52.1%

Note: Totals may not sum due to rounding.
Q2 2010 compared to Q2 2009
United States
     Net Sales. Overall net sales decreased mainly due to selling price reductions of approximately $4.7 million partially offset by an increase in volume of $4.4 million, including $1.8 million related to snow tool sales. Snow tool sales increased due to the transition of a customer to the U.S. segment from the Canada segment in the period ended January 2, 2010 (Q1 2010).
     Operating income. Operating income increased primarily due to favorable overheard absorption of $4.1 million and lower input costs including steel and certain purchased finished goods and components.
Canada
     Net Sales. Net sales decreased primarily due to volume declines of $6.2 million partially offset by favorable currency translation of $3.4 million. Volume declines of $1.8 million were due to the transition of a customer from the Canada segment to the U.S. segment in Q1 2010 as discussed above and lower snowfall amounts in the 2009/2010 winter season as compared to the record snowfall amounts in the 2008/2009 winter season.
     Operating income. Operating income increased due to lower raw material costs and favorable currency translation.
Other
     Changes in net sales and operating loss for this segment were not significant for the periods presented.
Company-Wide
     The table below and the following narrative compares our statements of operations for the twenty-six week period ended April 3, 2010 (“YTD 2010”) to the twenty-six week period ended March 28, 2009 (“YTD 2009”).
(Dollars in Millions)

	YTD	YTD	Increase/(Decrease)
	2010	2009	$	%
Net sales	$225.8	$234.6	$(8.8)	(3.8)%
Cost of goods sold	156.8	171.9	(15.1)	(8.8)

Gross profit	69.0	62.7	6.3	10.0
Gross profit as a percentage of net sales	30.6%	26.7%
Selling, general, and administrative expenses	39.7	40.3	(0.6)	(1.5)
(Gain) loss on disposal of fixed assets	(0.2)	0.3	(0.5)	*
Amortization of intangible assets	0.6	0.6	—	—
Impairment charge	—	0.5	(0.5)	(100.0)

Operating income	28.8	21.0	7.8	37.1
Operating income as a percentage of net sales	12.8%	9.0%
Interest expense	13.5	15.3	(1.8)	(11.8)
Other expense	1.9	12.4	(10.5)	(84.7)

Income (loss) before taxes	13.5	(6.8)	20.3	*
Income tax expense	4.1	1.3	2.8	*

Net income (loss)	$9.4	$(8.1)	$17.5	*

*	Greater than 100%.

Note: Totals may not sum due to rounding.
YTD 2010 compared to YTD 2009
     Net Sales. Overall net sales decreased primarily due to volume declines of $8.6 million and selling price reductions of approximately $6.3 million, partially offset by favorable Canadian currency translation of $5.6 million. Snow tool declines resulted primarily from reduced demand in the Canada segment due to lower snowfall amounts in the 2009/2010 winter season.
     Gross Profit. Gross profit increased primarily due to favorable overhead absorption of $2.6 million and lower input costs including steel and certain purchased finished goods and components, partially offset by volume declines.

     Selling, General and Administrative (‘‘SG&A’’) Expenses. SG&A decreased primarily due to lower distribution expenses of $0.5 million attributed to a facility closure in fiscal 2009 and a $0.3 million increase in recoveries under the U.S. Continued Dumping and Subsidy Offset Act of 2000 or “Byrd Amendment.” Decreases were partially offset by higher employee incentive compensation costs of $0.9 million. We recovered $3.3 million in Q1 2010 and $3.0 million in Q1 2009 under the Byrd Amendment. Future recoveries under the Byrd Amendment are unknown and cannot be reasonably assured.
     (Gain) Loss on Disposal of Fixed Assets. Gain or loss on disposal of fixed assets includes miscellaneous sales of equipment.
     Amortization of Intangible Assets. Amortization expense is consistent with the prior period.
     Impairment Charge. The impairment charges of $0.5 million represent a write-down of an available for sale asset to fair value due to real estate market conditions. During the thirteen week period ended June 27, 2009 the asset no longer met the available for sale criteria and was reclassified as held for use.
     Interest Expense. The average Revolving Loan balance in YTD 2010 was lower than YTD 2009 which led to lower interest expense. Also, three interest rate swaps related to our Senior Floating Rate Notes (notional amount of $150 million) expired during the beginning of Q2 2010. The interest rate swap beginning in Q2 2010 reduced the effective interest on the Senior Floating Rate Notes to 6.17% and contributed to the decrease in interest expense in YTD 2010.
     Other Expense. Other expense for YTD 2010 primarily includes an unrealized loss of $1.5 million related to the U.S. dollar bank account held by a Canadian subsidiary. Other expense for YTD 2010 also includes a realized loss of $0.5 million related to foreign currency forward contracts. Other expense for YTD 2009 includes $16.3 million of unrealized loss on the intercompany note. Losses were partially offset by unrealized gains of $2.1 million related to the U.S. dollar bank account and $0.6 million related to foreign currency forward contracts. YTD 2009 also includes an unrealized gain of $1.3 million related to foreign currency forward contracts.
     Income Tax Expense. Income tax expense for YTD 2010 was mainly comprised of income tax expense for foreign subsidiaries, Canadian withholding taxes and U.S. income tax related to foreign unremitted earnings. Income tax expense for YTD 2009 was mainly comprised of additional valuation allowances and accrual of interest on unrecognized tax benefits partially offset by a reduction in current tax liabilities as a result of change in Canadian withholding tax rates. As of April 3, 2010 and March 28, 2009, a deferred tax asset valuation allowance was necessary for substantially all of our U.S. domestic deferred tax assets, net of certain deferred tax liabilities. The Company expects to maintain a valuation allowance on these deferred tax assets until it can sustain a sufficient level of profits in the applicable jurisdictions that will demonstrate the ability to realize these net deferred tax assets.
Our Segments
     As a result of the internal reorganization described above, we have recast our YTD 2009 segment information. The following table presents our net sales and operating income after intercompany eliminations by segment for YTD 2010 and YTD 2009:

(Dollars in Millions)

	YTD	YTD	Increase/(Decrease)
	2010	2009	$	%
Net sales:
United States	$181.8	$183.6	$(1.8)	(1.0)%
Canada	41.5	48.4	(6.9)	(14.3)
Other	2.5	2.7	(0.2)	(7.4)

Net sales	$225.8	$234.6	$(8.8)	(3.8)%

Operating income (loss):
United States	$20.5	$12.4	$8.1	65.3%
Canada	8.9	9.3	(0.4)	(4.3)
Other	(0.6)	(0.7)	0.1	14.3

Operating income	$28.8	$21.0	$7.8	37.1%

*	Greater than 100%.

Note: Totals may not sum due to rounding.
YTD 2010 compared to YTD 2009
United States
     Net Sales. Overall net sales decreased primarily due to selling price reductions of approximately $5.7 million and volume declines of $3.0 million (excluding snow tool sales). Volume declines were partially offset by an increase in snow tool volume of $6.8 million of which $4.3 million was due to the transition of a customer to the U.S. segment from the Canada segment in Q1 2010. Also during Q1 2010, the U.S. experienced heavy snowfall in certain densely populated areas which attributed to the increase in volume in snow tools.
     Operating income. Operating income increased due to favorable overhead absorption of $3.6 million, lower depreciation expense of $1.4 million, lower distribution expenses of $0.5 million related to a facility closure in fiscal 2009 and an increase of $0.3 million in Byrd Amendment recoveries as discussed above. Operating income for YTD 2009 also includes impairment charges of $0.5 million related to the write-down of an available for sale asset to fair value due to the real estate market conditions at that time.
Canada
     Net Sales. Net sales decreased primarily due to volume declines of $12.1 million partially offset by favorable Canadian currency translation of $5.6 million. Volume declines of $4.3 million were due to the transition of a customer from the Canada segment to the U.S. segment in Q1 2010 as discussed above.
     Operating income. Operating income decreased due to lower sales volume related to snow tools.
Other
     Changes in net sales and operating loss for this segment were not significant for the periods presented.
Liquidity and Capital Resources
     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. We expect to be able to meet our liquidity requirements for at least the next twelve months through cash provided by operations and borrowings available under our Revolving Loan. We commenced a process to extend the maturity of our Revolving Loan or to refinance borrowings prior to maturity in April 2011. In addition, we will need to refinance our Senior Subordinated Notes and Senior Floating Rate Notes on or before maturity in 2012. We cannot assure you that we will be able to extend or refinance any of our indebtedness on commercially reasonable terms or at all.

(Dollars in Millions)

	YTD	YTD	Increase/(Decrease)
	2010	2009	$	%
Net cash used in operating activities	$(24.3)	$(36.1)	$(11.8)	(32.7)%
Net cash used in investing activities	(2.3)	(3.9)	(1.6)	(41.0)
Net cash provided by financing activities	10.7	41.8	(31.1)	(74.4)
Cash Flows from Operating Activities
     The decrease in cash used in operations was primarily the result of a larger change in trade payables in YTD 2010 due to reduced inventory levels and corresponding payables at the end of fiscal 2009, partially offset by increased trade receivables due to discontinuing a cash discount program with a significant customer.
Cash Flows from Investing Activities
     Purchases of property, plant and equipment are generally the main investing activity of the Company. We do not anticipate purchases of property, plant and equipment during fiscal 2010 to deviate significantly from historical purchase levels.
Cash Flows from Financing Activities
     The decrease in cash provided by financing activities was primarily related to lower net borrowings under our Revolving Loan.
Debt and Other Obligations
     Total indebtedness is as follows:

	April 3,	October 3,
	2010	2009
Revolving Loan	$28,500	$17,500
Senior Floating Rate Notes, net of unamortized discount of $187 and $241, respectively	149,813	149,759
Senior Subordinated Notes	150,000	150,000
Term Note	196	479
Capital lease obligations	145	42

Total debt	328,654	317,780
Less:
Short-term Revolving Loan	(28,500)	(17,500)
Current portion of capital lease obligations	(56)	(10)
Current portion of long-term debt	(196)	(479)

Long-term debt	$299,902	$299,791

			Letters of		(b)
		Borrowing	Credit	(a)	Interest
	Maximum	Base as of	Outstanding as	Availability	Rate as of
	Borrowing	April	of April	as of April	April	Expiration
	Amount	3, 2010	3, 2010	3, 2010	3, 2010	Date
Revolving Loan	$130,000	$116,816	$3,268	$85,048	2.0%	Apr 7, 2011

			(d)		(e)
	Original	(c)	Interest	Maturity	Call Option
	Principal	Interest Rate	Payments	Date	Date
Senior Floating Rate Notes	$150,000	LIBOR + 4%	Jan 15, Apr 15, Jul 15, Oct 15	Jan 15, 2012	Jan 15, 2007
Senior Subordinated Notes	150,000	10%	Jan 15, Jul 15	Jul 15, 2012	Jul 15, 2008
Term Note	2,700	2.5%	Monthly	Jul 19, 2010	n/a

(a)	Total amount available is limited by the amount of eligible accounts receivable, inventory, machinery and equipment, and real estate less letters of credit outstanding.

(b)	The interest rate applicable to the loans under the Revolving Loan is either 1) the “Eurodollar Rate” or London Interbank Offered Rate (LIBOR) plus a margin of 1.75% to 2.75%, or 2) the “Base Rate” plus a margin of 0.50% to 1.50%. The Base Rate is calculated at the higher of 1) the prevailing Federal Funds rate plus 50 basis points or 2) the administrative agent’s prime interest rate plus an applicable rate determined by the Company’s consolidated leverage ratio as defined by the Amended and Restated Senior Secured Credit Agreement.

(c)	LIBOR represents the three month London Interbank Offered Rate which resets quarterly. LIBOR was .25% as of January 13, 2010. January 13, 2010 is the reset date for the April 15, 2010 interest payment.

(d)	Interest payments are in cash and paid in arrears.

(e)	The Senior Floating Rate Notes do not have a redemption premium. The Senior Subordinated Notes have a redemption price of 102.5% of principal on or after July 15, 2009 and 100% of principal on or after July 15, 2010.

(f)	As of April 3, 2010 the Company was in compliance with all financial covenants under its indebtedness agreements.
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

     As of April 3, 2010, the interest rate swaps were recorded as a liability of $2.9 million. The change in fair value for the thirteen and twenty-six week periods ended April 3, 2010 was recognized as a reduction of other comprehensive income of $0.7 million and $0.2 million, net of taxes, respectively.
Off-Balance Sheet Arrangements
     As of April 3, 2010 and October 3, 2009, we had no off-balance sheet arrangements.
Contractual Obligations and Commitments
     The following table represents our contractual commitments associated with our debt and other obligations as of April 3, 2010.
(Dollars in Thousands)

		April	October	October	October	October
		2010 to	2010 to	2011 to	2012 to	2013 to
		September	September	September	September	September
	Total	2010	2011	2012	2013	2014	Thereafter
Contractual Obligations
Revolving Loan	$28,500	$28,500	$—	$—	$—	$—	$—
Senior Floating Rate Notes	150,000	—	—	150,000	—	—	—
Senior Subordinated Notes	150,000	—	—	150,000	—	—	—
Term Note	196	196	—	—	—	—	—
Capital lease obligations	145	30	45	37	25	8	—
Interest on notes	51,131	11,925	24,487	14,719	—	—	—
Operating leases	73,183	4,817	9,556	8,968	8,171	7,188	34,483
Pension and postretirement payments	53,382	2,280	6,360	9,774	8,136	7,849	18,983
Medical self-insurance	5,665	3,537	2,038	90	—	—	—
Open purchase orders	38,329	38,329	—	—	—	—	—
Forward purchase commitments	1,896	1,896	—	—	—	—	—
Other commitments	1,251	717	494	13	13	14	—

Total contractual obligations	$553,678	$92,227	$42,980	$333,601	$16,345	$15,059	$53,466

Commitments
Outstanding letters of credit	$3,268	$3,268	$—	$—	$—	$—	$—

Total commitments	$3,268	$3,268	$—	$—	$—	$—	$—

     As of April 3, 2010, the total amount of gross unrecognized tax benefits for uncertain tax positions was $1.8 million. We do not expect a significant tax payment related to these obligations within the next year, however, due to the uncertainty of the timing of these tax positions we have not included this liability in the above table.

Financial Position
     Working capital as of April 3, 2010 and October 3, 2009 was as follows:
(Dollars in Thousands)

	April 3,		Increase/(Decrease)
	2010	October 3, 2009	$	%
Current assets:
Cash and cash equivalents	$19,468	$33,609	$(14,141)	(42.1)%
Trade receivables, net	93,491	42,449	51,042	*
Inventories	101,361	90,305	11,056	12.2
Prepaid expenses and other current assets	5,955	6,315	(360)	(5.7)

Total current assets	220,275	172,678	47,597	27.6
Current liabilities:
Trade payables	37,380	18,214	19,166	*
Accrued interest payable	5,152	5,392	(240)	(4.5)
Accrued expenses and other current liabilities	24,745	26,642	(1,897)	(7.1)
Revolving loan	28,500	17,500	11,000	62.9
Current portion of long-term debt and capital lease obligations	252	489	(237)	(48.5)

Total current liabilities	96,029	68,237	27,792	40.7

Working capital	$124,246	$104,441	$19,805	19.0%

*	Greater than 100%.
     Our working capital as of April 3, 2010 increased compared to our working capital as of October 3, 2009 mainly due to higher trade receivables and inventory as a result of the heavy Spring selling season. The increase in working capital was partially offset by an increase in trade payables and the Revolving Loan balance as a result higher inventory levels.
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
Interest Rate Risk
     Our primary market risk is interest rate exposure with respect to our floating rate debt, which includes the Senior Floating Rate Notes and Revolving Loan. The interest rate on the Senior Floating Rate Notes at April 3, 2010 was 4.3%. The interest rate on the Revolving Loan at April 3, 2010 was 2.0%. As of April 3, 2010, we had two outstanding interest rate swaps. These swaps effectively fix the variable interest rate portion of the Senior Floating Rate Notes. See ‘‘Debt and Other Obligations – Senior Floating Rate Notes’’ and ‘‘— Interest Rate Swaps.’’ We estimate a 1% change in Revolving Loan interest rates would impact interest expense by approximately $0.3 million.
Foreign Operations; Currency Risk
     We conduct foreign operations primarily in Canada and Ireland and utilize international suppliers and manufacturers. For the remainder of fiscal year 2010, we have hedged $1.9 million of our forecasted

Canadian subsidiary operations purchases that are denominated in U.S. dollars. Additionally, on September 1, 2007 a Canadian subsidiary issued a U.S. dollar denominated intercompany note in the principal amount of $105 million to a U.S. subsidiary as part of an internal legal entity reorganization. During the fourth quarter of fiscal 2009, the internal legal entity reorganization was reversed and a portion of the balance outstanding under the intercompany note was repaid. The remaining outstanding balance under the intercompany note was paid in full in Q2 2010. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in either cumulative translation adjustments, which are included in accumulated other comprehensive income (loss), or realized and unrealized gains and losses which are included in other expense. As of April 3, 2010, a hypothetical 10% change in quoted foreign currency exchange rates would decrease income before income taxes by $0.8 million.
Raw Material; Commodity Price Risk
     We purchase certain raw materials such as resin, steel and wood that are subject to price volatility caused by unpredictable factors. Where possible, we employ fixed rate raw material purchase contracts and customer price adjustments to help us to manage this risk. We do not currently manage our raw materials risk through the use of derivative instruments.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
     Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 3, 2010, our disclosure controls and procedures were effective.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In April 2010, the Company was served with a complaint filed in the United States District Court for the Eastern District of Texas by Patent Group, LLC (“Patent Group”) for falsely marketing certain of products under 35 U.S.C. § 292. Patent Group claims the Company has marketed and sold certain leaf rakes marked with patent references that have expired with the intent to deceive the public and to gain a competitive advantage in the market. Patent Group is seeking monetary damages and injunctive relief. While the Company believes there are meritorious defenses to this claim, the Company is in the initial stages of investigating the matter and, accordingly, can make no prediction as to the outcome of this case.
Item 1A. Risk Factors
See ‘‘Risk Factors’’ disclosed in the Form 10-K for the fiscal year ended October 3, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. [Removed and Reserved]
Item 5. Other Information
On May 11, 2010, the Company entered into an employment agreement with Daniel Yurovich. The term of the employment agreement is one year and it will be automatically renewed for consecutive one-year periods, unless within 60 days prior to the expiration of the employment term, either party to the agreement provides notice of its election to terminate the agreement. Pursuant to the employment agreement, Mr. Yurovich will receive a base salary of $216,315. Mr. Yurovich’s base salary is subject to increase from time to time, solely at the Company’s discretion. Mr. Yurovich is eligible to receive a discretionary bonus based on the achievement of individual performance objectives and the Company’s achievement of certain objectives approved by the board of directors or compensation committee of CHATT Holdings LLC.
In the event of a termination of Mr. Yurovich’s employment by reason of death or “permanent disability,’’ as defined in the employment agreement, by the Company for “due cause,’’ as defined in the employment agreement, or by Mr. Yurovich voluntarily, the Company will have no further obligation to Mr. Yurovich (or his estate) except for salary and benefits accrued through the termination date. In the case of a termination based on permanent disability, Mr. Yurovich will also be entitled to any benefits provided under our disability insurance policy. If Mr. Yurovich is terminated by the Company without due cause or if he terminates employment for “good reason,’’ as defined in the employment agreement, then Mr. Yurovich will be entitled to receive severance in an amount equal to his base salary and benefits for twelve months following termination, payable at regular payroll intervals.

Item 6. Exhibits

Exhibit 10.1	Employment agreement, dated as of May 11, 2010, between Ames True Temper, Inc. and Daniel Yurovich.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AMES TRUE TEMPER, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMES TRUE TEMPER, INC.
Date: May 14, 2010	/s/ Duane R. Greenly
Duane R. Greenly
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2010	/s/ David M. Nuti
David M. Nuti
Chief Financial Officer (Principal Financial Officer)

AMES TRUE TEMPER, INC.
EXHIBIT INDEX

Exhibit	Description
10.1	Employment agreement, dated as of May 11, 2010, between Ames True Temper, Inc. and Daniel Yurovich.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.