Form 10-Q
period 2010-07-03
Ames True Temper, Inc.
filed 2010-08-05
CIK 1297756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 3, 2010
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
Yes ☐     No ☑
     As of August 5, 2010 the Registrant had 1,000 shares of its common stock, $1.00 par value, outstanding.

ATT HOLDING CO.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATT Holding Co.
Condensed Consolidated Balance Sheets
(Dollars In Thousands Except Per Share Amounts)
(Unaudited)

	July 3,	October 3,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$30,435	$33,609
Trade receivables, net	58,544	42,449
Inventories	103,085	90,305
Prepaid expenses and other current assets	7,429	6,315

Total current assets	199,493	172,678
Property, plant and equipment, net	39,250	44,239
Intangibles, net	52,620	53,681
Goodwill	57,835	57,494
Other noncurrent assets	5,731	6,531

Total assets	$354,929	$334,623

Liabilities and stockholder’s deficit
Current liabilities:
Trade payables	$29,227	$18,214
Accrued interest payable	8,864	5,392
Accrued expenses and other current liabilities	28,960	26,642
Revolving loan	—	17,500
Current portion of long-term debt and capital lease obligations	103	489

Total current liabilities	67,154	68,237
Deferred income taxes	17,490	13,672
Long-term debt	299,931	299,791
Accrued retirement benefits	51,837	51,836
Other liabilities	11,963	12,661

Total liabilities	448,375	446,197
Commitments and contingencies
Stockholder’s deficit:
Preferred stock — Series A, $.0001 per share par value; 100,000 shares authorized; 62,495 shares issued and outstanding as of July 3, 2010 and October 3, 2009 (Liquidation preference of $62,495 at July 3, 2010)	—	—
Common stock — Class A, $.0001 per share par value; 1,600,000 shares authorized; 726,556 shares issued and outstanding as of July 3, 2010 and October 3, 2009	—	—
Common stock — Class B, $.0001 per share par value; 300,000 shares authorized; 267,448 shares issued and outstanding as of July 3, 2010 and October 3, 2009	—	—
Additional paid-in capital	111,174	111,168
Predecessor basis adjustment	(13,539)	(13,539)
Accumulated deficit	(149,614)	(167,272)
Accumulated other comprehensive loss	(41,467)	(41,931)

Total stockholder’s deficit	(93,446)	(111,574)

Total liabilities and stockholder’s deficit	$354,929	$334,623

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(Dollars In Thousands)
(Unaudited)

	Thirteen Week Period Ended
	July 3,	June 27,
	2010	2009
Net sales	$123,360	$130,036
Cost of goods sold	80,813	96,362

Gross profit	42,547	33,674
Selling, general and administrative expenses	24,803	21,843
Loss on disposal of fixed assets	128	599
Amortization of intangible assets	300	302
Impairment charges	300	451

Operating income	17,016	10,479
Interest expense	6,630	7,085
Other income	(790)	(6,793)

Income before income taxes	11,176	10,187
Income tax expense	2,925	941

Net income	$8,251	$9,246

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Operations
(Dollars In Thousands)
(Unaudited)

	Thirty-Nine Week Period Ended
	July 3,	June 27,
	2010	2009
Net sales	$349,138	$364,663
Cost of goods sold	237,619	268,301

Gross profit	111,519	96,362
Selling, general and administrative expenses	64,474	62,143
(Gain) loss on disposal of fixed assets	(29)	901
Amortization of intangible assets	909	911
Impairment charges	300	927

Operating income	45,865	31,480
Interest expense	20,112	22,420
Other expense	1,102	5,643

Income before income taxes	24,651	3,417
Income tax expense	6,993	2,242

Net income	$17,658	$1,175

See accompanying notes.

ATT Holding Co.
Condensed Consolidated Statements of Cash Flows
(Dollars In Thousands)
(Unaudited)

	Thirty-Nine Week Period Ended
	July 3,	June 27,
	2010	2009
Operating activities
Net income	$17,658	$1,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	9,788	11,825
Amortization of intangible assets	909	911
Amortization of loan fees included in interest expense	1,634	1,665
Provision for deferred taxes	2,270	1,106
(Benefit from) provision for bad debts	(29)	46
Amortization of bond discount	80	80
(Gain) loss on disposal of fixed assets	(29)	901
Unrealized losses	1,282	7,047
Impairment charges	300	927
Changes in assets and liabilities:
Trade receivables	(16,014)	(884)
Inventories	(12,738)	12,262
Prepaid expenses and other assets	(804)	2,261
Trade payables	10,906	(12,593)
Accrued expenses and other liabilities	4,608	(4,166)

Net cash provided by operating activities	19,821	22,563

Investing activities
Cash paid for property, plant and equipment	(5,016)	(5,016)
Proceeds from sale of property, plant and equipment	333	49
Restricted cash placed in escrow	(1,186)	—

Net cash used in investing activities	(5,869)	(4,967)

Financing activities
Repayments of long-term debt	(426)	(414)
Borrowings on revolver	93,377	120,422
Repayments on revolver	(110,877)	(128,417)
Principal payments under capital lease obligations	(31)	(3)

Net cash used in financing activities	(17,957)	(8,412)
Effect of exchange rate changes on cash	831	(708)

(Decrease) increase in cash and cash equivalents	(3,174)	8,476
Cash and cash equivalents at beginning of period	33,609	17,159

Cash and cash equivalents at end of period	$30,435	$25,635

Supplemental Cash Flow Information
Cash paid for interest	$15,046	$18,128

Cash paid for income taxes	$1,887	$274

Property, plant and equipment in trade accounts payable at end of period	$378	$216

Equipment acquired under capital lease obligations	$131	$—

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
     The accompanying condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (''US GAAP’’) and the rules and regulations of the Securities and Exchange Commission (''SEC’’). Due to the seasonal nature of our business, the results of operations for the thirteen and thirty-nine week periods ended July 3, 2010 are not necessarily indicative of results to be expected for the entire fiscal year ending October 2, 2010. Certain information and notes normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments necessary for a fair presentation have been recorded. All adjustments were comprised of normal recurring adjustments. All intercompany transactions have been eliminated in consolidation.
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

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
     In January 2010, the FASB issued an amendment to existing accounting guidance to require new fair value measurement disclosures related to transfers in and out of Level 1 and 2 in the fair value hierarchy and clarify disclosures related to level of disaggregation, inputs and valuation techniques. The Company adopted the amendment in the thirteen week period ended April 3, 2010. See Note 14 for further information.
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
     In July 2010, the FASB issued new accounting guidance to require a reporting entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. The Company is required to adopt the new guidance for disclosures as of the end of a reporting period during the first quarter of fiscal 2011. The Company is required to adopt the new guidance for disclosures about activity that occurs during a reporting period during the second quarter of fiscal 2011. The Company has not yet assessed the impact of adoption, if any, on its condensed consolidated financial statements.
3. Inventories
     Inventories are as follows:

	July 3,	October 3,
	2010	2009
Finished goods	$67,521	$51,161
Work in process	11,737	14,595
Raw materials	23,827	24,549

	$103,085	$90,305

4. Goodwill and Other Intangibles
     The changes in carrying amount of goodwill are as follows:

	United States	Canada	Total
Goodwill at October 3, 2009	$43,605	$13,889	$57,494
Currency translation adjustments	—	341	341

Goodwill at July 3, 2010	$43,605	$14,230	$57,835

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
     During the thirteen week period ended July 3, 2010, the Company reduced its forecast for Dynamic Design branded sales due to a shift in branding strategies by certain customers whereby the mix of sales was less heavily weighted with Dynamic Design branded product. This led the Company to conclude an interim impairment assessment should be performed. The Company concluded the reduction in forecasted branded sales led to a reduction in Dynamic Design’s trade name fair value. As a result, the Company recorded an impairment charge in the amount of $300 within the U.S. segment. The Company performed the interim impairment test using the relief-from-royalty method. The impairment is included in impairment charges in the accompanying condensed consolidated statement of operations. See Note 14 for further information.
     The following table reflects the components of intangible assets:

	July 3, 2010		October 3, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Indefinite lived intangible assets:
Trade names	$47,710	$—	$47,879	$—
Finite lived intangible assets:
Technology (patents)	1,356	1,177	1,356	1,142
Non-compete agreements	—	—	976	965
Customer relationships	11,665	6,934	11,617	6,040

	13,021	8,111	13,949	8,147

	$60,731	$8,111	$61,828	$8,147

     The cost of other acquired intangible assets, including primarily customer relationships, patents and covenants not to compete is amortized on a straight-line basis over the estimated lives of 3 to 19 years. Amortization expense for the remainder of fiscal 2010 and thereafter is as follows:

July 2010 — September 2010	$299
Fiscal 2011	1,196
Fiscal 2012	1,176
Fiscal 2013	1,161
Fiscal 2014	879
Thereafter	199

$4,910

5. Other Noncurrent Assets
     Other noncurrent assets as of July 3, 2010 include restricted cash of $1,186 ($1,405 Australian dollars) placed in escrow as part of the agreement to purchase certain assets from West Barrows Mix Pty Ltd. (“Westmix”). See Note 19 for further information.
6. Income Taxes
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
     Income tax expense for the thirteen and thirty-nine week periods ended July 3, 2010 was primarily comprised of income tax expense for foreign subsidiaries and withholding tax and U.S. income tax related to foreign unremitted earnings. The accrual for U.S. income tax related to foreign unremitted earnings reduced the valuation allowance required due to expected net operating loss usage.
     Income tax expense for the thirteen and thirty-nine week periods ended June 27, 2009 was primarily comprised of additional valuation allowances related to intangible assets and U.S. income tax related to foreign unremitted earnings.
7. Debt Arrangements
     Total indebtedness is as follows:

	July 3,	October 3,
	2010	2009
Revolving Loan (a)	$—	$17,500
Senior Floating Rate Notes, net of unamortized discount of $161 and $241, respectively	149,839	149,759
Senior Subordinated Notes	150,000	150,000
Term Note	53	479
Capital lease obligations	142	42

Total debt	300,034	317,780
Less:
Short-term Revolving Loan	—	(17,500)
Current portion of capital lease obligations	(50)	(10)
Current portion of long-term debt	(53)	(479)

Long-term debt	$299,931	$299,791

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

			Letters of
		Borrowing	Credit	(b)	Interest
	Maximum	Base as	Outstanding	Availability	Rate as of
	Borrowing	of July 3,	as of July 3,	as of July 3,	July 3,	Expiration
	Amount	2010	2010	2010	2010	Date
Revolving Loan (a)	$130,000	$90,248	$3,268	$86,980	(c)	Apr 7, 2011

			(e)		(f)
	Original	(d)	Interest	Maturity	Call Option
	Principal	Interest Rate	Payments	Date	Date
			Jan 15, Apr 15,
Senior Floating Rate Notes	$150,000	LIBOR + 4%	Jul 15, Oct 15	Jan 15, 2012	Jan 15, 2007
Senior Subordinated Notes	150,000	10%	Jan 15, Jul 15	Jul 15, 2012	Jul 15, 2008
Term Note	2,700	2.5%	Monthly	Jul 19, 2010	n/a

(a)	See Note 19 for further information regarding the expiration of the Revolving Loan.

(b)	Total amount available is limited by the amount of eligible accounts receivable, inventory, machinery and equipment, and real estate less letters of credit outstanding.

(c)	The interest rate applicable to the loans under the Revolving Loan is either 1) the “Eurodollar Rate” or London Interbank Offered Rate (LIBOR) plus a margin of 1.75% to 2.75%, or 2) the “Base Rate” plus a margin of 0.50% to 1.50%. The Base Rate is calculated at the higher of 1) the prevailing Federal Funds rate plus 50 basis points or 2) the administrative agent’s prime interest rate plus an applicable rate determined by the Company’s consolidated leverage ratio as defined by the Amended and Restated Senior Secured Credit Agreement. As of July 3, 2010, there were no amounts outstanding under the Revolving Loan.

(d)	LIBOR represents the three month London Interbank Offered Rate which resets quarterly. LIBOR was .3% as of April 13, 2010. April 13, 2010 is the reset date for the July 15, 2010 interest payment.

(e)	Interest payments are in cash and paid in arrears.

(f)	The Senior Floating Rate Notes do not have a redemption premium. The Senior Subordinated Notes have a redemption price of 100% of principal on or after July 15, 2010.
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

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
8. Pension and Other Post-retirement Benefits

	Pension Benefits		Other Benefits
	Thirteen Week Period Ended		Thirteen Week Period Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
Service Cost	$22	$110	$1	$—
Interest Cost	2,058	2,151	21	23
Expected return on plan assets	(2,393)	(2,588)	—	—
Amortization of prior service cost	—	6	—	—
Amortization of unrecognized net loss (gain)	722	99	(29)	(30)

Net periodic benefit cost (credit)	$409	$(222)	$(7)	$(7)

Employer contributions	$461	$1,352	$19	$—

	Pension Benefits		Other Benefits
	Thirty-nine Week Period Ended		Thirty-nine Week Period Ended
	June 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
Service Cost	$93	$328	$3	$1
Interest Cost	6,259	6,449	62	67
Expected return on plan assets	(7,260)	(7,758)	—	—
Amortization of prior service cost	—	18	—	—
Amortization of unrecognized net loss (gain)	2,175	295	(86)	(89)

Net periodic benefit cost (credit)	$1,267	$(668)	$(21)	$(21)

Employer contributions	$1,032	$3,581	$46	$—

9. Other Comprehensive Income

	Thirteen Week Period Ended
	July 3,	June 27,
	2010	2009
Net income	$8,251	$9,246
Other comprehensive income:
Currency translation adjustment	(3,795)	(3,015)
Fair value adjustments of swaps, net of tax	(288)	611

Comprehensive income	$4,168	$6,842

	Thirty-nine Week Period Ended
	July 3,	June 27,
	2010	2009
Net income	$17,658	$1,175
Other comprehensive income:
Currency translation adjustment	948	2,663
Fair value adjustments of swaps, net of tax	(484)	(838)
Effect of pension measurement date provision, net of tax	—	95

Comprehensive income	$18,122	$3,095

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
10. Segment Information
     The Company has three operating segments, comprised of the United States, Canada and Other. All of the Company’s revenues represent sales of similar products. All intercompany amounts are eliminated in the eliminations column. During the fourteen week period ended October 3, 2009, the Company consummated an internal reorganization. Pursuant to this reorganization, a Canadian subsidiary of the Company transferred all of the outstanding shares of a U.S. subsidiary of the Company to a separate U.S. subsidiary. The Company has recast its segment information for the thirteen and thirty-nine week periods ended June 27, 2009 as a result of the reorganization. Segment information representing the reportable segments currently utilized by chief operating decision makers was as follows:

	Thirteen Week Period Ended
	July 3, 2010
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$102,565	$19,479	$1,316	$—	$123,360
Intersegment sales	3,361	1,441	—	(4,802)	—
Operating income (loss)	13,692	3,520	(196)	—	17,016
Interest expense					6,630
Other income					(790)

Income before income taxes					$11,176

	Thirteen Week Period Ended
	June 27, 2009
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$109,695	$19,124	$1,217	$—	$130,036
Intersegment sales	3,979	527	483	(4,989)	—
Operating income (loss)	11,030	648	(1,199)	—	10,479
Interest expense					7,085
Other income					(6,793)

Income before income taxes					$10,187

	Thirty-nine Week Period Ended
	July 3, 2010
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$284,351	$60,998	$3,789	$—	$349,138
Intersegment sales	7,997	7,041	—	(15,038)	—
Operating income (loss)	34,172	12,461	(768)	—	45,865
Interest expense					20,112
Other expense					1,102

Income before income taxes					$24,651

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)

	Thirty-nine Week Period Ended
	June 27, 2009
	United States	Canada	Other	Eliminations	Consolidated
Net sales	$293,302	$67,475	$3,886	$—	$364,663
Intersegment sales	11,118	1,985	1,652	(14,755)	—
Operating income (loss)	23,446	9,980	(1,946)	—	31,480
Interest expense					22,420
Other expense					5,643

Income before income taxes					$3,417

     Segment assets are as follows:

	July 3,	October 3,
	2010	2009
United States	$277,776	$242,774
Canada	71,723	84,987
Other	5,430	6,862

Total	$354,929	$334,623

11. Other (Income) Expense
     Other (income) expense consists of the following:

	Thirteen Week Period Ended
	July 3,	June 27,
	2010	2009
Unrealized gain	$(320)	$(6,530)
Realized gain	(470)	(263)

Total	$(790)	$(6,793)

	Thirty-nine Week Period Ended
	July 3,	June 27,
	2010	2009
Unrealized loss	$1,282	$7,047
Realized gain	(180)	(1,404)

Total	$1,102	$5,643

     On September 1, 2007, the Company entered into an intercompany financing arrangement whereby one of the Company’s Canadian subsidiaries issued a U.S. dollar denominated intercompany note as part of an internal legal entity restructuring. During the fourth quarter of the fiscal year ended October 3, 2009, the internal legal entity restructuring was reversed and a portion of the balance outstanding under the intercompany note was repaid. During the thirty-nine week period ended July 3, 2010, the remaining balance under the intercompany note was paid in full. The intercompany note was not long-term in nature. As a result, the impact of exchange rate changes on the note was recorded as an unrealized gain or loss in the condensed consolidated statements of operations.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
     For the thirteen week period ended July 3, 2010 other income primarily includes an unrealized gain of $585 related to a U.S. dollar bank account held by a Canadian subsidiary and an unrealized loss of $204 related to an intercompany note with a subsidiary in the Other segment. Other income for the thirteen week period ended July 3, 2010 also includes a realized gain of $739 related to the Canadian intercompany note and a realized loss of $209 related to U.S. dollar denominated trade receivables and payables held by a Canadian subsidiary. For the thirteen week period ended June 27, 2009 other income primarily includes an unrealized gain of $7,471 related to the Canadian intercompany note and unrealized losses of $605 related to a U.S. dollar bank account held by a Canadian subsidiary and $475 related to foreign currency forward contracts. Other income for the thirteen week period ended June 27, 2009 also includes a realized gain of $254 related to foreign currency forward contracts.
     For the thirty-nine week period ended July 3, 2010 other expense primarily includes unrealized losses of $895 related to a U.S. dollar bank account held by a Canadian subsidiary and $395 related to an intercompany note with a subsidiary in the Other segment. Other expense for the thirty-nine week period ended July 3, 2010 also includes a realized gain of $739 related to the Canadian intercompany note and a realized loss of $561 related to foreign currency forward contracts. Other expense for the thirty-nine week period ended June 27, 2009 primarily includes an unrealized loss of $8,793 related to the Canadian intercompany note and an unrealized gain of $1,494 related to a U.S. dollar bank account held by a Canadian subsidiary. Other expense for the thirty-nine week period ended June 27, 2009 also includes a realized gain of $1,522 related to foreign currency forward contracts.
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
     During the fourteen week period ended October 3, 2009, the Company consummated an internal reorganization between the U.S. and Canada segments. Pursuant to this reorganization, a Canadian subsidiary of the Company transferred all of the outstanding shares of a U.S. subsidiary of the Company to a separate U.S. subsidiary. As a result of this reorganization, the Company has recast its condensed consolidating statements of operations for the thirteen and thirty-nine week periods ended June 27, 2009 and its condensed consolidating statement of cash flows for the thirty-nine week period ended June 27, 2009.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Balance Sheet
As of July 3, 2010

				Subsidiary
	ATT	Ames True	Subsidiary	Non-
	Holding Co.	Temper, Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$8,888	$9	$21,538	$—	$30,435
Trade receivables, net	—	51,879	—	6,665	—	58,544
Inventories	—	84,311	—	18,774	—	103,085
Prepaid expenses and other current assets	—	6,588	36	805	—	7,429

Total current assets	—	151,666	45	47,782	—	199,493
Property, plant and equipment, net	—	29,215	—	10,035	—	39,250
Intangibles, net	—	4,304	41,600	6,716	—	52,620
Goodwill	—	43,605	—	14,230	—	57,835
Other noncurrent assets	—	5,697	—	34	—	5,731
Intercompany receivable	—	30,960	184,950	5,090	(221,000)	—
Investment in subsidiaries	—	267,827	171,693	—	(439,520)	—

Total assets	$—	$533,274	$398,288	$83,887	$(660,520)	$354,929

Liabilities and stockholder’s (deficit) equity
Current liabilities:
Trade payables	$—	$24,811	$26	$4,390	$—	$29,227
Accrued interest payable	—	8,864	—	—	—	8,864
Accrued expenses and other current liabilities	—	20,432	—	8,528	—	28,960
Revolving loan	—	—	—	—	—	—
Current portion of long-term debt and capital lease obligations	—	94	—	9	—	103

Total current liabilities	—	54,201	26	12,927	—	67,154
Deferred income taxes	—	1,544	14,911	1,035	—	17,490
Long-term debt	—	299,910	—	21	—	299,931
Accrued retirement benefits	—	51,014	—	823	—	51,837
Other liabilities	—	10,457	1,390	116	—	11,963
Intercompany payable	—	209,594	311	11,095	(221,000)	—
Cumulative losses in subsidiaries	93,446	—	336	—	(93,782)	—

Total liabilities	93,446	626,720	16,974	26,017	(314,782)	448,375
Commitments and contingencies
Stockholder’s (deficit) equity:
Preferred stock-Series A	—	—	118,249	49,622	(167,871)	—
Common stock-Class A	—	—	—	—	—	—
Common stock-Class B	—	—	—	—	—	—
Additional paid-in capital	111,174	111,174	154,502	150	(265,826)	111,174
Predecessor basis adjustment	(13,539)	(13,539)	—	—	13,539	(13,539)
(Accumulated deficit) retained earnings	(149,614)	(149,614)	96,780	(2,583)	55,417	(149,614)
Accumulated other comprehensive (loss) income	(41,467)	(41,467)	11,783	10,681	19,003	(41,467)

Total stockholder’s (deficit) equity	(93,446)	(93,446)	381,314	57,870	(345,738)	(93,446)

Total liabilities and stockholder’s (deficit) equity	$—	$533,274	$398,288	$83,887	$(660,520)	$354,929

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

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Statement of Operations
For the Thirteen Week Period Ended July 3, 2010

				Subsidiary
	ATT	Ames True	Subsidiary	Non-
	Holding Co.	Temper, Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$105,210	$—	$22,909	$(4,759)	$123,360
Cost of goods sold	—	70,333	—	15,239	(4,759)	80,813

Gross profit	—	34,877	—	7,670	—	42,547
Selling, general and administrative expenses	—	20,447	43	4,313	—	24,803
Loss on disposal of fixed assets	—	128	—	—	—	128
Amortization of intangible assets	—	261	—	39	—	300
Impairment of fixed assets	—	—	300	—	—	300

Operating income (loss)	—	14,041	(343)	3,318	—	17,016
Interest expense (income)	—	9,342	(2,770)	58	—	6,630
Other expense (income)	—	2,560	(2,889)	(461)	—	(790)

Income before income taxes	—	2,139	5,316	3,721	—	11,176
Income tax expense	—	192	1,793	940	—	2,925
Equity in earnings of subsidiaries	8,251	6,304	3,219	—	(17,774)	—

Net income	$8,251	$8,251	$6,742	$2,781	$(17,774)	$8,251

ATT Holding Co.
Condensed Consolidating Statement of Operations
For the Thirteen Week Period Ended June 27, 2009

				Subsidiary
	ATT	Ames True	Subsidiary	Non-
	Holding Co.	Temper, Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$112,795	$—	$21,703	$(4,462)	$130,036
Cost of goods sold	—	83,650	—	17,174	(4,462)	96,362

Gross profit	—	29,145	—	4,529	—	33,674
Selling, general and administrative expenses	—	17,228	66	4,549	—	21,843
Loss on disposal of fixed assets	—	599	—	—	—	599
Amortization of intangible assets	—	266	—	36	—	302
Impairment of fixed assets	—	—	—	451	—	451

Operating income (loss)	—	11,052	(66)	(507)	—	10,479
Interest expense (income)	—	9,515	(4,993)	2,563	—	7,085
Other expense (income)	—	2,292	(2,629)	(6,456)	—	(6,793)

(Loss) income before income taxes	—	(755)	7,556	3,386	—	10,187
Income tax expense (benefit)	—	137	1,585	(781)	—	941
Equity in earnings of subsidiaries	9,246	10,138	5,323	—	(24,707)	—

Net income	$9,246	$9,246	$11,294	$4,167	$(24,707)	$9,246

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Statement of Operations
For the Thirty-Nine Week Period Ended July 3, 2010

				Subsidiary
	ATT	Ames True	Subsidiary	Non-
	Holding Co.	Temper, Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$290,460	$—	$73,348	$(14,670)	$349,138
Cost of goods sold	—	203,414	—	48,875	(14,670)	237,619

Gross profit	—	87,046	—	24,473	—	111,519
Selling, general and administrative expenses	—	51,626	137	12,711	—	64,474
Gain on disposal of fixed assets	—	(21)	—	(8)	—	(29)
Amortization of intangible assets	—	794	—	115	—	909
Impairment of fixed assets	—	—	300	—	—	300

Operating income (loss)	—	34,647	(437)	11,655	—	45,865
Interest expense (income)	—	28,013	(8,510)	609	—	20,112
Other expense (income)	—	6,458	(7,708)	2,352	—	1,102

Income before income taxes	—	176	15,781	8,694	—	24,651
Income tax expense	—	453	3,975	2,565	—	6,993
Equity in earnings of subsidiaries	17,658	17,935	7,404	—	(42,997)	—

Net income	$17,658	$17,658	$19,210	$6,129	$(42,997)	$17,658

ATT Holding Co.
Condensed Consolidating Statement of Operations
For the Thirty-Nine Week Period Ended June 27, 2009

				Subsidiary
	ATT	Ames True	Subsidiary	Non-
	Holding Co.	Temper, Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Net sales	$—	$302,734	$—	$74,895	$(12,966)	$364,663
Cost of goods sold	—	227,828	—	53,439	(12,966)	268,301

Gross profit	—	74,906	—	21,456	—	96,362
Selling, general and administrative expenses	—	49,153	166	12,824	—	62,143
Loss on disposal of fixed assets	—	901	—	—	—	901
Amortization of intangible assets	—	799	—	112	—	911
Impairment of fixed assets	—	476	—	451	—	927

Operating income (loss)	—	23,577	(166)	8,069	—	31,480
Interest expense (income)	—	29,571	(14,781)	7,630	—	22,420
Other expense (income)	—	6,070	(7,475)	7,048	—	5,643

(Loss) income before income taxes	—	(12,064)	22,090	(6,609)	—	3,417
Income tax expense	—	236	1,803	203	—	2,242
Equity in earnings of subsidiaries	1,175	13,475	(4,875)	—	(9,775)	—

Net income (loss)	$1,175	$1,175	$15,412	$(6,812)	$(9,775)	$1,175

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Statement of Cash Flows
For the Thirty-Nine Week Period Ended July 3, 2010

				Subsidiary
	ATT	Ames True	Subsidiary	Non-
	Holding Co.	Temper, Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities
Net income	$17,658	$17,658	$19,210	$6,129	$(42,997)	$17,658
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	—	8,265	—	1,523	—	9,788
Equity in earnings of subsidiaries	(17,658)	(17,935)	(7,404)	—	42,997	—
Provision for (benefit from) deferred taxes	—	—	3,766	(1,496)	—	2,270
Other, net	—	2,495	—	70	—	2,565
Unrealized loss	—	—	—	1,282	—	1,282
Impairment charge	—	—	300	—	—	300
Related party non-cash transactions	—	(153)	153	—	—	—
Changes in assets and liabilities:
Trade receivables	—	(17,457)	—	1,443	—	(16,014)
Inventories	—	(12,378)	—	(360)	—	(12,738)
Prepaid expenses and other current assets	—	(1,752)	(37)	985	—	(804)
Trade payables	—	12,327	(5)	(1,416)	—	10,906
Accrued expenses and other liabilities	—	3,425	123	1,060	—	4,608
Intercompany accounts	—	37,285	(16,106)	(21,179)	—	—

Net cash provided by (used in) operating activities	—	31,780	—	(11,959)	—	19,821
Investing activities
Cash paid for property, plant and equipment	—	(4,392)	—	(624)	—	(5,016)
Proceeds from sale of property, plant and equipment	—	333	—	—	—	333
Restricted cash placed in escrow	—	(1,186)	—	—	—	(1,186)
Investment in subsidiary	—	(150)	—	—	150	—

Net cash used in investing activities	—	(5,395)	—	(624)	150	(5,869)
Financing activities
Repayments of long-term debt	—	(426)	—	—	—	(426)
Borrowings on revolver	—	93,377	—	—	—	93,377
Repayments on revolver	—	(110,877)	—	—	—	(110,877)
Principal payments under capital lease obligations	—	(25)	—	(6)	—	(31)
Capital contribution	—	—	—	150	(150)	—

Net cash (used in) provided by financing activities	—	(17,951)	—	144	(150)	(17,957)
Effect of exchange rate changes on cash	—	—	—	831	—	831

Increase (decrease) in cash and cash equivalents	—	8,434	—	(11,608)	—	(3,174)
Cash and cash equivalents at beginning of period	—	454	9	33,146	—	33,609

Cash and cash equivalents at end of period	$—	$8,888	$9	$21,538	$—	$30,435

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
ATT Holding Co.
Condensed Consolidating Statement of Cash Flows
For the Thirty-Nine Week Period Ended June 27, 2009

				Subsidiary
	ATT	Ames True	Subsidiary	Non-
	Holding Co.	Temper, Inc.	Guarantors	Guarantors	Eliminations	Consolidated
Operating activities
Net income (loss)	$1,175	$1,175	$15,412	$(6,812)	$(9,775)	$1,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	—	10,234	—	1,591	—	11,825
Equity in (earnings) losses of subsidiaries	(1,175)	(13,475)	4,875	—	9,775	—
Provision for (benefit from) deferred taxes	—	677	823	(394)	—	1,106
Other, net	—	3,485	—	118	—	3,603
Unrealized loss	—	—	—	7,047	—	7,047
Impairment charges	—	476	—	451	—	927
Related party non-cash transactions	—	4,674	(5,677)	1,003	—	—
Changes in assets and liabilities:
Trade receivables	—	(1,472)	—	588	—	(884)
Inventories	—	15,625	—	(3,363)	—	12,262
Prepaid expenses and other current assets	—	2,537	—	(276)	—	2,261
Trade payables	—	(10,551)	(6)	(2,036)	—	(12,593)
Accrued expenses and other liabilities	—	(7,543)	3,057	320	—	(4,166)
Intercompany accounts	—	7,322	(18,481)	11,159	—	—

Net cash provided by operating activities	—	13,164	3	9,396	—	22,563
Investing activities
Cash paid for property, plant and equipment	—	(4,581)	—	(435)	—	(5,016)
Proceeds from sale of property, plant and equipment	—	49	—	—	—	49

Net cash used in investing activities	—	(4,532)	—	(435)	—	(4,967)
Financing activities
Repayments of long-term debt	—	(414)	—	—	—	(414)
Borrowings on revolver	—	120,422	—	—	—	120,422
Repayments on revolver	—	(128,417)	—	—	—	(128,417)
Principal payments under capital lease obligation	—	—	—	(3)	—	(3)

Net cash used in financing activities	—	(8,409)	—	(3)	—	(8,412)
Effect of exchange rate changes on cash	—	(1)	—	(707)	—	(708)

Increase in cash and cash equivalents	—	222	3	8,251	—	8,476
Cash and cash equivalents at beginning of period	—	285	5	16,869	—	17,159

Cash and cash equivalents at end of period	$—	$507	$8	$25,120	$—	$25,635

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
     All of the Class B Units that are subject to vesting requirements were issued pursuant to employee subscription agreements entered into separately between CHATT LLC and each employee that received such Class B Units (“Employee Subscription Agreements”). Pursuant to the Employee Subscription Agreements, these Class B Units vest based on three criteria: (i) time vesting based on a five-year term, (ii) performance vesting based on the operating results of CHATT LLC and (iii) vesting based upon the achievement of a targeted rate of return upon a change of control of CHATT LLC. In addition, the vesting of these Class B Units is subject to acceleration in the event of a change of control of CHATT LLC. As of July 3, 2010 and October 3, 2009, there were 139,067 and 138,567 Class B Units, respectively, subject to vesting issued to management and members of the CHATT Holdings LLC Board of Directors who are not employees of ATT or Castle Harlan, Inc. These units may not be sold, pledged, or otherwise transferred except in compliance with applicable securities laws. None of the Class A Units or Class B Units that were issued as Strips are subject to any vesting requirements.
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
     Following the conversion of the Class A-2 Units into Class A Units, CHATT LLC issued strips of Class A-3 Units and Class B Units to certain employees of the Company or its subsidiaries. Pursuant to the Operating Agreement, the holders of Class A-3 Units are entitled to a preferred return prior to any distribution of assets to holders of Class A Units or Class B Units. The terms of the Class A-3 Units are otherwise identical to the Class A Units. In April 2010, all of the Class A-3 Units were converted into Class A Units pursuant to the terms of the Operating Agreement.
     The Company is party to a management agreement with Castle Harlan, Inc., an affiliate of the shareholder, under which Castle Harlan, Inc. provides business and organizational strategy, financial and investment management, advisory, merchant and investment banking services to the Company. The Company recorded expenses of $805 and $2,467 for the thirteen and thirty-nine weeks ended July 3, 2010, respectively, related to the annual management fee plus expenses which are included in selling, general and administrative expenses in the accompanying condensed consolidated financial statements. The management fees plus expenses for the thirteen and thirty-nine weeks ended June 27, 2009 were $841 and $2,479, respectively. The management fees are payable quarterly in advance in accordance with the management agreement. The amount payable to Castle Harlan, Inc. as of July 3, 2010 was $9 which is included in trade payables in the accompanying condensed consolidated balance sheet. No amounts were outstanding as of October 3, 2009.
14. Fair Value Measurements
     Fair value is the price that would be received to sell an asset or paid to transfer a liability on the measurement date. A fair value hierarchy exists that prioritizes the inputs to valuation techniques used to measure fair value into the following three categories (from highest to lowest priority):
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
Financial Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
     The Company’s financial instruments include cash and cash equivalents, trade receivables, restricted cash, trade payables, derivatives and debt. Because of short term maturities, the carrying amounts of cash and cash equivalents, trade receivables, restricted cash, trade payables, the Revolving Loan and Term Note approximate fair value. The Company’s assets and liabilities that are measured at fair value on a recurring basis relate to the Company’s derivative contracts which are mainly comprised of interest rate swaps and foreign currency forward contracts. The Company utilizes the income approach as the present value

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
technique to fair value each derivative contract. The Company calculates the present value of future expected cash flows using a discount rate commensurate with the underlying risk of the debtor. If the derivative represents a liability to the Company, the Company’s incremental borrowing rate was utilized as the discount rate in the present value calculation. If the derivative represents an asset to the Company, the recorded value includes an estimate of a credit risk adjustment for the counterparty.
     As of July 3, 2010, the Company’s interest rate swaps are in a liability position and no foreign currency forward contracts are outstanding. The Company used the one year LIBOR rate of 1.17% plus a 6% credit risk spread to value the interest rate swaps. See Note 7 for further information regarding the notional amount and duration of the interest rate swaps.
     The fair value of the Company’s derivative instruments is as follows:

	July 3, 2010
	(Level 1)	(Level 2)	(Level 3)	Total

Interest rate swaps	$—	$3,209	$—	$3,209

Total liabilities	$—	$3,209	$—	$3,209

	October 3, 2009
	(Level 1)	(Level 2)	(Level 3)	Total
Foreign currency forward contracts	$—	$113	$—	$113

Total assets	$—	$113	$—	$113

Foreign currency forward contracts	$—	$171	$—	$171
Interest rate swaps	—	2,725	—	2,725

Total liabilities	$—	$2,896	$—	$2,896

     The fair value of the Company’s long-term debt is as follows:

		July 3, 2010		October 3, 2009
	Balance Sheet	Carrying	Fair	Carrying	Fair
	Classification	Value	Value	Value	Value
Senior Floating Rate Notes	Liability	$149,839	$141,375	$149,759	$131,070
Senior Subordinated Notes	Liability	150,000	150,000	150,000	127,425
     To determine the fair value of the Notes, the Company utilized quoted prices for the debt instruments in the marketplace as well as market data for comparable securities, the credit rating of the Notes and the credit rating of the Company.
Non-Financial Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
     Non-financial assets and liabilities primarily include goodwill, indefinite-lived intangible assets and long-lived assets measured at fair value for impairment assessments and non-financial assets and liabilities measured at fair value in business combinations.
     During the thirteen week period ended July 3, 2010, the Company reduced its forecast for Dynamic Design branded sales due to a shift in branding strategies by certain customers whereby the mix of sales was less heavily weighted with Dynamic Design branded product. This led the Company to conclude an interim impairment assessment should be performed. The Company concluded the reduction in forecasted branded

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
sales led to a reduction in Dynamic Design’s trade name fair value. As a result, the Company recorded an impairment charge in the amount of $300 within the U.S. segment. The Company performed the interim impairment test using the relief-from-royalty method, the present value of savings resulting from owning the right to manufacture or sell products under a trade name without having to pay a license fee for its use, utilizing a discount rate of 16%. The impairment is included in impairment charges in the accompanying condensed consolidated statement of operations. The fair value of the Dynamic Design trade name as of July 3, 2010 is as follows:

	July 3, 2010
	(Level 1)	(Level 2)	(Level 3)	Total

Dynamic Design trade name	$—	$—	$2,700	$2,700

Total liabilities	$—	$—	$2,700	$2,700

15. Derivatives
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
     Interest rate swaps were entered into to fix the variable interest rate portion of the Senior Floating Rate Notes. The Company swaps 3-month LIBOR rates for fixed interest rates to limit the exposure of changes in interest payments. The Company has structured all existing interest rate swap agreements to be perfectly effective. The Company designates the interest rate swaps as cash flow hedges. The change in fair values of the interest rate swaps are recorded within accumulated other comprehensive income (loss), net of deferred taxes. The remaining gain or loss, if any, is recognized currently in earnings (loss). Gains and losses on the interest rate swaps are reclassified from accumulated other comprehensive income into earnings as interest expense on the Senior Floating Rate Notes is accrued. See Note 7 for further information regarding the notional amounts and duration of the interest rate swaps. See Note 14 for further information regarding the fair value of the interest rate swaps.
     Foreign currency forward contracts do not qualify for hedge accounting treatment. Therefore, in accordance with U.S. GAAP, the change in fair value is recognized as an unrealized gain or loss in earnings in the period of change. As of July 3, 2010, the Company had no outstanding foreign currency forward contracts
     Other than standard cross default provisions if a default occurs across the organization, no credit-risk related-contingent features exist for the Company’s derivatives.

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
     The fair value of derivative instruments as of July 3, 2010 and October 3, 2009 is as follows:

July 3, 2010
		Asset Derivatives			Liability Derivatives
	Qualifies		Balance	Pretax Gain		Balance		Pretax Loss
Description of	for Hedge	Fair	Sheet	Recognized	Fair	Sheet		Recognized
Derivative	Designation	Value	Location	in OCI	Value	Location		in OCI
Interest rate swaps	Yes	—	—	—	$1,050	(a	)	$1,050
Interest rate swaps	Yes	—	—	—	2,159	(b	)	2,159

(a)	The interest rate swap is included in Accrued expenses and other current liabilities.

(b)	The interest rate swaps are included in Other liabilities.

October 3, 2009
		Asset Derivatives				Liability Derivatives
	Qualifies		Balance		Pretax Gain		Balance		Pretax Loss
Description of	for Hedge	Fair	Sheet		Recognized	Fair	Sheet		Recognized
Derivative	Designation	Value	Location		in OCI	Value	Location		in OCI
Foreign currency forward contracts	No	$113	(a	)	$—	$171	(b	)	$—
Interest rate swaps	Yes	—	—		—	2,725	(c	)	2,725

(a)	The foreign currency forward contracts are included in Prepaid expenses and other current assets.

(b)	The foreign currency forward contracts are included in Accrued expenses and other current liabilities.

(c)	The interest rate swaps are included in Other liabilities.
     The effect of derivative instruments on the condensed consolidated statements of operations for the thirteen week periods ended July 3, 2010 and June 27, 2009 is as follows:

July 3, 2010
		Location of pretax	Amount of pretax
		gain or (loss)	gain or (loss)	Location of pretax	Amount of
	Qualifies	reclassed from	reclassed from	gain or (loss)	pretax gain or
Description of	for Hedge	AOCI into	AOCI into	recognized in	(loss) recognized
Derivative	Designation	earnings	earnings	earnings	in earnings
Foreign currency forward contracts	No	—	$—	Other expense	$(58)
Interest rate swaps	Yes	Interest expense	(601)	—	—

June 27, 2009
		Location of pretax	Amount of pretax
		gain or (loss)	gain or (loss)	Location of pretax	Amount of
	Qualifies	reclassed from	reclassed from	gain or (loss)	pretax gain or
Description of	for Hedge	AOCI into	AOCI into	recognized in	(loss) recognized
Derivative	Designation	earnings	earnings	earnings	in earnings
Foreign currency forward contracts	No	—	—	Other expense	$(221)
Other	No	—	—	SG&A	(30)
Other	No	—	—	Other expense	45
Interest rate swaps	Yes	Interest expense	$(583)	—	—

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
     The effect of derivative instruments on the condensed consolidated statements of operations for the thirty-nine week periods ended July 3, 2010 and June 27, 2009 is as follows:

July 3, 2010
		Location of pretax	Amount of pretax
		gain or (loss)	gain or (loss)	Location of pretax	Amount of
	Qualifies	reclassed from	reclassed from	gain or (loss)	pretax gain or
Description of	for Hedge	AOCI into	AOCI into	recognized in	(loss) recognized
Derivative	Designation	earnings	earnings	earnings	in earnings
Foreign currency forward contracts	No	—	$—	Other expense	$(561)
Interest rate swaps	Yes	Interest expense	(2,036)	—	—

June 27, 2009
		Location of pretax	Amount of pretax
		gain or (loss)	gain or (loss)	Location of pretax	Amount of
	Qualifies	reclassed from	reclassed from	gain or (loss)	pretax gain or
Description of	for Hedge	AOCI into	AOCI into	recognized in	(loss) recognized
Derivative	Designation	earnings	earnings	earnings	in earnings
Foreign currency forward contracts	No	—	—	Other expense	$1,626
Other	No	—	—	SG&A	(78)
Other	No	—	—	Other expense	(12)
Interest rate swaps	Yes	Interest expense	$(692)	—	—
     The Company expects $2,145 of net pretax losses recognized in accumulated other comprehensive loss as of July 3, 2010 to be reclassified into earnings within the next twelve months.
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
     During fiscal 2009, an underground fuel tank with surrounding soil contamination was discovered at the Frankfort, NY site which is the result of historical facility operations prior to the Company’s ownership. The Company is actively working with the New York Department of Environmental Conservation and the New York State Department of Health to define remediation requirements. Due to changes in administrative

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
proceedings the date the Company believes remediation will be completed has changed to December 2011 from December 2010. During the quarterly period ended October 3, 2009, the Company recorded a charge to cost of goods sold for approximately $2,567 associated with the removal of the fuel oil tank and soil contamination. The change in the environmental liability for the Frankfort, NY site is as follows:

Balance as of October 3, 2009	$2,541
Adjustments to estimates	—
Payments	1,914

Balance as of July 3, 2010	$627

     In April 2010, the Company was served with a complaint filed in the United States District Court for the Eastern District of Texas by Patent Group, LLC (“Patent Group”) for falsely marketing certain of products under 35 U.S.C. § 292. Patent Group claims the Company has marketed and sold certain leaf rakes marked with patent references that have expired with the intent to deceive the public and to gain a competitive advantage in the market. Patent Group is seeking monetary damages and injunctive relief. The Company settled this claim for $60 in June 2010.
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
18. Contract Termination Costs
     During the fourteen week period ended October 3, 2009, the Company ceased using the Louisville, Kentucky distribution center and recorded contract termination costs of $1,236 associated with the building lease. Termination costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations within the U.S. segment. During the thirteen week period ended July 3, 2010, the Company adjusted the contract termination accrual due to changes in the fair value of estimated sublease rentals. The change in the contract termination accrual is as follows:

Balance as of October 3, 2009	$1,236
Costs paid	(782)
Exit liability expense	454
Accretion expense	43
Fair value adjustment	902

Balance as of July 3, 2010	$1,853
19. Subsequent Events
     The Company has evaluated subsequent events and has determined that except as set forth below, there are no subsequent events that require disclosure.
     On June 29, 2010, Ames True Temper Australia Pty Ltd (“ATT Australia”), a wholly-owned subsidiary of ATT, entered into a Call and Put Option to Purchase Business (the “Option Agreement”) with Westmix and Michelangelo Cantone and Jewell Cantone (collectively, the “Cantones”) relating to the

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
purchase of certain assets (the “Assets”) of Westmix, an Australia-based manufacturer. The Assets consist principally of trade receivables, inventory, trade names and leases. Pursuant to the Option Agreement, ATT Australia received a call option to purchase from Westmix (the “Call Option”), and Westmix received a put option to sell to ATT Australia, the Assets for $14.05 million Australian dollars (approximately $12.7 million) (the “Purchase Price”) in cash, subject to upward or downward working capital adjustments of up to $175,000 Australian dollars (approximately $159,000).
     On July 5, 2010, ATT Australia exercised the Call Option and ATT Australia, Westmix and the Cantones entered into a Business Sale Agreement (the “Sale Agreement”) pursuant to which ATT Australia agreed to acquire the Assets and assume certain trade payables and customer rebates. Simultaneously with the execution of the Sale Agreement, ATT Australia made an escrow payment of 10% of the purchase price, or $1.405 million Australian dollars (approximately $1.2 million). The escrow payment will be refunded to ATT Australia in the event the sale of the Assets is not consummated; provided that if the failure to consummate the sale of the Assets is due to a material default by ATT Australia of its obligations under the Sale Agreement, the escrow payment will be forfeited to Westmix.
     The consummation of the sale of the Assets is subject to customary closing conditions, including the receipt of all requisite third party consents, the acceptance of employment offers with ATT Australia by certain Westmix employees, the absence of the loss of any key customer or key supplier and the absence of any material adverse effect. The expected closing date is August 2010.
     On July 19, 2010, CHATT Holdings LLC, a Delaware limited liability company (the “Seller”), CHATT Holdings Inc., a Delaware corporation and wholly owned subsidiary of the Seller (the “Parent”), Griffon Corporation, a Delaware corporation (“Griffon”), and Clopay Acquisition Corp., a Delaware corporation and an indirect wholly owned subsidiary of Griffon (the “Buyer”), entered into a Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which the Seller agreed to sell 100% of the issued and outstanding shares of common stock of the Parent, par value $0.01 per share, to the Buyer for a purchase price of $542 million (subject to certain adjustments) (the “Purchase Price”).
     Consummation of the transactions contemplated by the Purchase Agreement (the “Transaction”) is subject to customary conditions, including (i) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the absence of certain governmental restraints and (iii) the absence of a material adverse effect on the business of the Parent and its subsidiaries.
     The Buyer has obtained equity and debt financing commitments for the Transaction, the aggregate proceeds of which will be sufficient to pay the Purchase Price and all related fees and expenses. Griffon has committed to purchase equity interests in the Buyer on the terms and subject to the conditions set forth in an equity commitment letter, dated July 19, 2010, between Griffon and the Buyer (the “Equity Commitment Letter”). Griffon has provided a limited guarantee in favor of the Seller, dated July 19, 2010 (the “Limited Guarantee”), guaranteeing the performance of certain obligations of the Buyer under the Purchase Agreement subject to the terms and conditions of the Limited Guarantee.
     Goldman Sachs Lending Partners LLC has committed to provide up to $650 million in senior secured credit facilities (comprised of a term loan facility of up to $500 million and a revolving credit facility of up to $150 million), on the terms and subject to the conditions set forth in a commitment letter dated July 19, 2010 (the “Debt Commitment Letter” and, together with the Equity Commitment Letter, the “Financing Commitments”).
     The Purchase Agreement contains certain termination rights for the Seller and the Buyer. Upon termination of the Purchase Agreement under specified circumstances by the Seller, the Buyer will be required to pay the Seller a termination fee equal to $20 million. The Seller and the Parent have the right to specifically enforce the terms and provisions of the Purchase Agreement in specified circumstances and subject to certain limitations. If the Financing Commitments are available to be drawn down by the Buyer and a court does not grant specific performance to the Seller or the Parent, then, under certain

ATT HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands)
(Unaudited)
circumstances, the Seller or the Parent may institute proceedings for monetary damages, and in the event that the Seller or the Parent establishes in such proceeding that the Buyer has committed a willful breach of the Purchase Agreement, the parties have agreed that the Buyer will be required to pay the Seller or the Parent damages of not less than $20 million and up to $40 million. No adjustments to the accompanying condensed consolidated financial statements were recorded as a result of the Purchase Agreement. The closing date is expected to be on or before September 30, 2010.
     On August 3, 2010, Buyer commenced cash tender offers for any and all Senior Floating Rate Notes and Senior Subordinated Notes of the Company.
     On July 19, 2010, the Company paid off the remaining balance on the Term Note.

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
     Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to the following:
•	we depend on a small number of customers for a significant portion of our business;

•	our results of operations may be adversely impacted by macroeconomic events;

•	reliance on third party suppliers and manufacturers may impair our ability to meet customer demands;

•	if we are unable to obtain raw materials for our products at favorable prices it could adversely impact our operating performance;

•	we are subject to risks associated with our foreign operations;

•	we are subject to risks associated with our operations in China;

•	unseasonable weather could have a negative impact on our business and financial results;

•	our lawn and garden sales are highly seasonal which could impact our cash flow and operating results;

•	we may not be able to acquire complementary lawn and garden product manufacturers or brands; in addition, our acquisition strategy may negatively impact our operating results, divert management’s attention from operating our core business, and expose us to other risks;

•	our industry is highly competitive and we may not be able to compete successfully;

•	further consolidation in the retail industry may adversely affect our profitability;

•	a failure to successfully introduce new products could result in a reduction in sales and floor space at retailers that carry our products;

•	the products that we manufacture could expose us to product liability claims;

•	our ability to pay our debt or seek alternative financing may be adversely impacted;

•	environmental health and safety laws, ordinances, and regulations impose risks and costs on us;

•	we depend on the service of key individuals, the loss of any of which could materially harm our business;

•	unionized employees could strike or participate in a work stoppage; and

•	we may be required to record impairment charges for goodwill, indefinite-lived intangible assets and other long-lived assets.
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
Overview
     The following MD&A is intended to help the reader understand ATT, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and notes thereto of our parent, ATT Holding Co., contained in Item 1 of this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See “Forward-Looking Statements” above. The MD&A includes the following sections:
•	“Our Business” - a general description of our business.

•	“Operations Review” - an analysis of our consolidated results of operations.

•	“Liquidity and Capital Resources” - an analysis of cash flows, debt and other obligations, off-balance sheet arrangements and aggregate contractual obligations and an overview of financial position.
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
     On July 5, 2010, the Company entered into a material definitive agreement to purchase certain assets (“the Assets”) from Australian based manufacturer, Westbarrows Mix Pty Ltd. (“Westmix”). The Assets consist principally of trade receivables, inventory, trade names and leases. The agreement to purchase the Assets of Westmix was entered into during the thirteen week period ending October 2, 2010 (Q4 2010) and is not reflected in the accompanying condensed consolidated financial statements or MD&A disclosures. See Note 19 in the accompanying condensed consolidated financial statements for further information.
     On July 19, 2010, CHATT Holdings LLC, a Delaware limited liability company (the “Seller”), CHATT Holdings Inc., a Delaware corporation and wholly owned subsidiary of the Seller (the “Parent”), Griffon Corporation, a Delaware corporation (“Griffon”), and Clopay Acquisition Corp., a Delaware corporation and an indirect wholly owned subsidiary of Griffon (the “Buyer”), entered into a stock purchase agreement pursuant to which the Seller agreed to sell 100% of the issued and outstanding shares of common stock of the Parent, par value $0.01 per share, to the Buyer for a purchase price of $542 million (subject to certain adjustments). ATT is an indirect wholly owned subsidiary of each of the Seller and the Parent. The stock purchase agreement was entered into during Q4 2010 and is not reflected in the accompanying condensed consolidated financial statements or MD&A disclosures. See Note 19 in the accompanying condensed consolidated financial statements for further information.
     On August 3, 2010, Buyer commenced cash tender offers for any and all Senior Floating Rate Notes and Senior Subordinated Notes of the Company.

Operations Review
Company-Wide
     The table below and the following narrative compares our statements of operations for the thirteen week period ended July 3, 2010 (“Q3 2010”) to the thirteen week period ended June 27, 2009 (“Q3 2009).
(Dollars in Millions)

	Q3	Q3	Increase/(Decrease)
	2010	2009	$	%
Net sales	$123.4	$130.0	$(6.6)	(5.1)%
Cost of goods sold	80.8	96.4	(15.6)	(16.2)

Gross profit	42.5	33.7	8.8	26.1
Gross profit percentage	34.4%	25.9%
Selling, general and administrative expenses	24.8	21.8	3.0	13.8
Loss on disposal of fixed assets	0.1	0.6	(0.5)	(83.3)
Amortization of intangible assets	0.3	0.3	—	—
Impairment charges	0.3	0.5	(0.2)	(40.0)

Operating income	17.0	10.5	6.5	61.9
Operating income percentage	13.8%	8.1%
Interest expense	6.6	7.1	(0.5)	(7.0)
Other income	(0.8)	(6.8)	6.0	(88.2)

Income before income taxes	11.2	10.2	1.0	9.8
Income tax expense	2.9	0.9	2.0	*

Net income	$8.3	$9.2	$(0.9)	(9.8)%

*	Greater than 100%.
Note: Totals may not sum due to rounding.
Q3 2010 compared to Q3 2009
     Net Sales. Overall net sales decreased primarily due to selling price reductions of approximately $4.9 million and a decrease in volume of approximately $4.7 million. Decreases were partially offset by favorable Canadian currency translation of $2.5 million and lower incentive for growth program allowances of $1.4 million.
     Gross Profit. Gross profit increased primarily due to favorable overhead absorption of $2.3 million, lower incentive for growth program allowances of $1.4 million and lower labor and material usage costs of $1.3 million.
     Selling, General and Administrative (“SG&A”) Expenses. SG&A increased primarily due to expenses associated with the acquisition of Westmix and the pending sale of ATT of $1.3 million, higher employee incentive compensation costs of $1.0 million and an increase in contract termination costs of $0.9 million due to changes in the fair value of estimated sublease rentals associated with the closure of a distribution facility in fiscal 2009.

     Loss on Disposal of Fixed Assets. Loss on disposal of fixed assets includes miscellaneous disposals of machinery and equipment.
     Amortization of Intangible Assets. Amortization expense is consistent with the prior period.
     Impairment Charges. During Q3 2010, the Company reduced its forecast for Dynamic Design branded sales due to a shift in branding strategies by certain customers whereby the mix of sales was less heavily weighted with Dynamic Design branded product. The reduction in forecasted branded sales led to a reduction in Dynamic Design’s trade name fair value. As a result, the Company recorded an impairment charge in the amount of $0.3 million within the U.S. segment. The impairment charges of $0.5 million in Q3 2009 relate to the impairment of a manufacturing facility and equipment in our Other segment mainly due to the discontinuance of manufacturing certain products.
     Interest Expense. Interest expense decreased due to lower average borrowings under our Amended and Restated Senior Secured Credit Facility (“Revolving Loan”) and a lower effective interest rate on our Senior Floating Rate Notes of 5.9% in Q3 2010 as compared to 6.4% in Q3 2009.
     Other Income. Other income for Q3 2010 primarily includes an unrealized gain of $0.6 million related to a U.S. dollar bank account held by a Canadian subsidiary and an unrealized loss of $0.2 million related to an intercompany note with a subsidiary in our Other segment. Other income for Q3 2010 also includes a realized gain of $0.7 related to a U.S. dollar denominated intercompany note held by a Canadian subsidiary that is not long-term in nature and a realized loss of $0.2 related to U.S. dollar denominated trade receivables and payables held by a Canadian subsidiary. Other income for Q3 2009 primarily includes an unrealized gain of $7.5 million related to the Canadian intercompany note and unrealized losses of $0.6 million related to a U.S. dollar bank account held by a Canadian subsidiary and $0.5 million related to foreign currency forward contracts. Other income for Q3 2009 also includes a realized gain related to foreign currency forward contracts of $0.3 million.
     Income Tax Expense. Income tax expense for Q3 2010 was primarily comprised of income tax expense for foreign subsidiaries and withholding tax and US income tax related to foreign unremitted earnings. Income tax expense for Q3 2009 was primarily comprised of additional valuation allowances related to intangible assets and US income tax related to foreign unremitted earnings. As of Q3 2010 and Q3 2009, a deferred tax asset valuation allowance was necessary for substantially all of our U.S. deferred tax assets, net of certain deferred tax liabilities. We expect to maintain a valuation allowance on these deferred tax assets until we can sustain a sufficient level of profits in the applicable jurisdictions that will demonstrate the ability to realize these net deferred tax assets.
Our Segments
     During the fourth quarter of fiscal 2009, we consummated an internal reorganization between our U.S. and Canada segments. Pursuant to this reorganization, our Canadian subsidiary transferred all of the outstanding shares of a U.S. subsidiary of the Company to a separate U.S. subsidiary. We have recast our Q3 2009 segment information as a result of this reorganization. The following table presents our net sales and operating income after intercompany eliminations by segment:

(Dollars in Millions)

	Q3	Q3	Increase/(Decrease)
	2010	2009	$	%
Net sales:
United States	$102.6	$109.7	$(7.1)	(6.5)%
Canada	19.5	19.1	0.4	2.1
Other	1.3	1.2	0.1	8.3

Net sales	$123.4	$130.0	$(6.6)	(5.1)%

Operating income (loss):
United States	$13.7	$11.0	$2.7	24.5%
Canada	3.5	0.6	2.9	*
Other	(0.2)	(1.2)	1.0	83.3

Operating income	$17.0	$10.5	$6.5	61.9%

*	Greater than 100%.
Note: Totals may not sum due to rounding.
Q3 2010 compared to Q3 2009
United States
     Net Sales. Overall net sales decreased primarily due to selling price reductions of approximately $3.9 million and volume declines of approximately $3.7 million.
     Operating income. Operating income increased primarily due to favorable overhead absorption of $2.0 million.
Canada
     Net Sales. Net sales increased primarily due to favorable currency translation of $2.5 million partially offset by volume declines of approximately $1.2 million and selling price reductions of approximately $0.9 million.
     Operating income. Operating income increased due to lower material costs and favorable exchange rates on U.S. dollar material and inventory purchases.
Other
     Changes in net sales and operating loss were not significant for the periods presented.
Company-Wide
     The table below and the following narrative compares our statements of operations for the thirty-nine week period ended July 3, 2010 (“YTD 2010”) to the thirty-nine week period ended June 27, 2009 (“YTD 2009”).

(Dollars in Millions)

	YTD	YTD	Increase/(Decrease)
	2010	2009	$	%
Net sales	$349.1	$364.7	$(15.6)	(4.3)%
Cost of goods sold	237.6	268.3	(30.7)	(11.4)

Gross profit	111.5	96.4	15.1	15.7
Gross profit percentage	31.9%	26.4%
Selling, general and administrative expenses	64.5	62.1	2.4	3.9
Loss on disposal of fixed assets	—	0.9	(0.9)	(100.0)
Amortization of intangible assets	0.9	0.9	—	—
Impairment charges	0.3	0.9	(0.6)	(66.7)

Operating income	45.9	31.5	14.4	45.7
Operating income percentage	13.1%	8.6%
Interest expense	20.1	22.4	(2.3)	(10.3)
Other expense	1.1	5.6	(4.5)	(80.4)

Income before income taxes	24.7	3.4	21.3	*
Income tax expense	7.0	2.2	4.8	*

Net income	$17.7	$1.2	$16.5	*

*	Greater than 100%.
Note: Totals may not sum due to rounding.
YTD 2010 compared to YTD 2009
     Net Sales. Overall net sales decreased primarily due to volume declines of approximately $13.2 million and selling price reductions of approximately $11.1 million, partially offset by favorable Canadian currency translation of $8.2 million and lower incentive for growth program allowances of $2.3 million.
     Gross Profit. Gross profit increased primarily due to favorable overhead absorption of $4.9 million, lower labor and material usage costs of $2.3 million and lower incentive for growth program allowances of $2.3 million, partially offset by volume declines.
     SG&A. SG&A increased primarily due to higher employee incentive compensation costs of $1.8 million, expenses associated with the acquisition of Westmix and the pending sale of ATT of $1.3 million and an increase in contract termination costs of $0.9 million due to changes in the fair value of estimated sublease rentals associated with the closure of a distribution facility in fiscal 2009. Increases were partially offset by lower distribution expenses of $0.8 million attributed to a facility closure in fiscal 2009 and $0.3 million increase in recoveries under the U.S. Continued Dumping and Subsidy Offset Act of 2000 or “Byrd Amendment.” We recovered $3.3 million in Q1 2010 and $3.0 million in Q1 2009 under the Byrd Amendment. Future recoveries under the Byrd Amendment are unknown and cannot be reasonably assured.
     Loss on Disposal of Fixed Assets. Loss on disposal of fixed assets in YTD 2009 includes miscellaneous disposals of machinery and equipment.
     Amortization of Intangible Assets. Amortization expense is consistent with the prior period.
     Impairment Charges. The impairment charge in YTD 2010 was the result of the Company reducing its forecast for Dynamic Design branded sales due to a shift in branding strategies by certain customers whereby the mix of sales was less heavily weighted with Dynamic Design branded product. The reduction in forecasted branded sales led to a reduction in Dynamic Design’s trade name fair value. As a result, the

Company recorded an impairment charge in the amount of $0.3 million within the U.S. segment. Impairment charges in YTD 2009 include $0.5 million related to an asset previously held for sale and $0.5 million related to the impairment of a manufacturing facility and equipment in our Other segment mainly due to the discontinuance of manufacturing certain products.
     Interest Expense. Interest expense decreased due to lower average borrowings under our Revolving Loan and a lower effective interest rate on our Senior Floating Rate Notes of 6.1% in YTD 2010 as compared to 7.1% in YTD 2009.
     Other Expense. Other expense for YTD 2010 primarily includes unrealized losses of $0.9 related to a U.S. dollar bank account held by a Canadian subsidiary and $0.4 related to an intercompany note with a subsidiary in our Other segment. Other expense for YTD 2010 also includes a realized gain of $0.7 related to a U.S. dollar denominated intercompany note held by a Canadian subsidiary that is not long-term in nature and a realized loss of $0.6 related to foreign currency forward contracts. Other expense for YTD 2009 primarily includes an unrealized loss of $8.8 million related to the Canadian intercompany note and an unrealized gain of $1.5 million related to a U.S. dollar bank account held by a Canadian subsidiary. Other expense for YTD 2009 also includes a realized gain related to foreign currency forward contracts of $1.5 million.
     Income Tax Expense. Income tax expense for YTD 2010 was primarily comprised of income tax expense for foreign subsidiaries and withholding tax and US income tax related to foreign unremitted earnings. Income tax expense for YTD 2009 was primarily comprised of additional valuation allowances related to intangible assets, and US income tax related to foreign unremitted earnings. For YTD 2010 and YTD 2009 a deferred tax asset valuation was necessary for substantially all of our U.S. deferred tax assets, net of certain deferred tax liabilities. We expect to maintain a valuation allowance on these deferred tax assets until we can sustain a sufficient level of profits in the applicable jurisdictions that will demonstrate the ability to realize these net deferred tax assets.
Our Segments
     As a result of the internal reorganization described above, we have recast our YTD 2009 segment information. The following table presents our net sales and operating income after intercompany eliminations by segment for YTD 2010 and YTD 2009:
(Dollars in Millions)

	YTD	YTD	Increase/(Decrease)
	2010	2009	$	%
Net sales:
United States	$284.4	$293.3	$(8.9)	(3.0)%
Canada	61.0	67.5	(6.5)	(9.6)
Other	3.8	3.9	(0.1)	(2.6)

Net sales	$349.1	$364.7	$(15.6)	(4.3)%

Operating income (loss):
United States	$34.2	$23.4	$10.8	46.2%
Canada	12.5	10.0	2.5	25.0
Other	(0.8)	(1.9)	1.1	57.9

Operating income	$45.9	$31.5	$14.4	45.7%

*	Greater than 100%.
Note: Totals may not sum due to rounding.

United States
     Net Sales. Overall net sales decreased primarily due to selling price reductions of approximately $9.6 million and volume declines of approximately $6.6 million (excluding snow tool sales). Volume declines were partially offset by an increase in snow tool volume of $6.7 million of which $4.5 million was due to the transition of a customer to the U.S. segment from the Canada segment in Q1 2010. Also during Q1 2010, the U.S. experienced heavy snowfall in certain densely populated areas which attributed to the increase in snow tools.
     Operating income. Operating income increased due to favorable overhead absorption of $5.7 million, lower depreciation expense of $2.0 million, lower distribution expenses of $0.8 million related to a facility closure in fiscal 2009 and an increase of $0.3 million in Byrd Amendment recoveries as discussed above.
Canada
     Net Sales. Net sales decreased primarily due to volume declines of approximately $13.3 million and selling price reductions of approximately $1.4 million, partially offset by favorable Canadian currency translation of $8.2 million. Volume declines of $4.5 million were due to the transition of a customer from the Canada segment to the U.S. segment in Q1 2010 as discussed above.
     Operating income. Operating income increased due to lower material costs and favorable exchange rates on U.S. dollar material and inventory purchases.
Other
     Net Sales. Changes in net sales were not significant for the period presented.
     Operating loss. Operating loss decreased due to severance costs of $0.8 million and long-lived asset impairments of $0.5 million recorded in YTD 2009.
Liquidity and Capital Resources
     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. In accordance with the purchase agreement between Buyer and certain parent companies of ATT as discussed in Note 19 in the accompanying condensed consolidated financial statements, Buyer has commenced tender offers for the entire principal amount of both the Senior Subordinated Notes and Senior Floating Rate Notes. Buyer has also commenced concurrent consent solicitations for proposed amendments to the indentures under which the Senior Subordinated Notes and Senior Floating Rate Notes were issued. Also, the Revolving Loan is expected to be paid off and terminated at closing. The expected funding related to the Purchase Agreement will provide new financing up to $650 million in senior secured credit facilities (comprised of a term loan facility of up to $500 million and a revolving credit facility of up to $150 million).
     During Q4 2010, we plan to use between $12 to $15 million in cash to complete the Westmix acquisition and provide initial working capital. The financing will be provided through our Revolving Loan.
(Dollars in Millions)

	YTD	YTD	Increase/(Decrease)
	2010	2009	$	%
Net cash provided by operating activities	$19.8	$22.6	$(2.8)	(12.4)%
Net cash used in investing activities	(5.9)	(5.0)	0.9	18.0
Net cash used in financing activities	(18.0)	(8.4)	9.6		*

*	Greater than 100%.
Cash Flows from Operating Activities
     The decrease in cash provided by operating activities was primarily the result of an increase in trade receivables due to discontinuing a cash discount program with a significant customer and an increase in inventory mostly offset by higher trade payables.

Cash Flows from Investing Activities
     Purchases of property, plant and equipment are generally the main investing activities of the Company. We do not anticipate purchases of property, plant and equipment during fiscal 2010 to deviate significantly from historical purchase levels. The increase in cash used in investing activities is also due to the escrow payment made as part of the agreement to purchase certain assets from Westmix.
Cash Flows from Financing Activities
     The increase in cash used in financing activities was primarily related to an increase in repayments on a lower Revolving Loan balance in YTD 2010 when compared to the same period in YTD 2009.
Debt and Other Obligations
     Total indebtedness is as follows:

	July 3,	October 3,
	2010	2009
Revolving Loan	$—	$17,500
Senior Floating Rate Notes, net of unamortized discount of $161 and $241, respectively	149,839	149,759
Senior Subordinated Notes	150,000	150,000
Term Note	53	479
Capital lease obligations	142	42

Total debt	300,034	317,780
Less:
Short-term Revolving Loan	—	(17,500)
Current portion of capital lease obligation	(50)	(10)
Current portion of long-term debt	(53)	(479)

Long-term debt	$299,931	$299,791

			Letters of
		Borrowing	Credit	(a)	Interest
	Maximum	Base as	Outstanding	Availability	Rate as of
	Borrowing	of July 3,	as of July 3,	as of July 3,	July 3,	Expiration
	Amount	2010	2010	2010	2010	Date
Revolving Loan	$130,000	$90,248	$3,268	$86,980	(b)	Apr 7, 2011

			(d)		(e)
	Original	(c)	Interest	Maturity	Call Option
	Principal	Interest Rate	Payments	Date	Date
Senior Floating Rate Notes	$150,000	LIBOR + 4%	Jan 15, Apr 15, Jul 15, Oct 15	Jan 15, 2012	Jan 15, 2007
Senior Subordinated Notes	150,000	10%	Jan 15, Jul 15	Jul 15, 2012	Jul 15, 2008
Term Note	2,700	2.5%	Monthly	Jul 19, 2010	n/a

(a)	Total amount available is limited by the amount of eligible accounts receivable, inventory, machinery and equipment, and real estate less letters of credit outstanding.

(b)	The interest rate applicable to the loans under the Revolving Loan is either 1) the “Eurodollar Rate” or London Interbank Offered Rate (LIBOR) plus a margin of 1.75% to 2.75%, or 2) the “Base Rate” plus a margin of 0.50% to 1.50%. The Base Rate is calculated at the higher of 1) the prevailing Federal Funds rate plus 50 basis points or 2) the administrative agent’s prime interest rate plus an applicable rate determined by the Company’s consolidated leverage ratio as defined by the Amended and Restated Senior Secured Credit Agreement. As of July 3, 2010, there were no amounts outstanding under the Revolving Loan.

(c)	LIBOR represents the three month London Interbank Offered Rate which resets quarterly. LIBOR was .3% as of April 13, 2010. April 13, 2010 is the reset date for the July 15, 2010 interest payment.

(d)	Interest payments are in cash and paid in arrears.

(e)	The Senior Floating Rate Notes do not have a redemption premium. The Senior Subordinated Notes have a redemption price of 100% of principal on or after July 15, 2010.

(f)	As of July 3, 2010, the Company was in compliance with all financial covenants under its indebtedness agreements.
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
     As of July 3, 2010, the interest rate swaps were recorded as a liability of $3.2 million of which $1.1 million is classified as a current liability. The change in fair value for the thirteen and thirty-nine week periods ended July 3, 2010 was recognized as a reduction to other comprehensive income of $0.3 million and $0.5 million, net of taxes, respectively.
Off-Balance Sheet Arrangements
     As of July 3, 2010 and October 3, 2009, we had no off-balance sheet arrangements.

Contractual Obligations and Commitments
     The following table represents our contractual commitments associated with our debt and other obligations as of July 3, 2010.
(Dollars in Thousands)

		July	October	October	October	October
		2010 to	2010 to	2011 to	2012 to	2013 to
		September	September	September	September	September
	Total	2010	2011	2012	2013	2014	Thereafter
Contractual Obligations
Revolving Loan	$—	$—	$—	$—	$—	$—	$—
Senior Floating Rate Notes	150,000	—	—	150,000	—	—	—
Senior Subordinated Notes	150,000	—	—	150,000	—	—	—
Term Note	53	53	—	—	—	—	—
Capital lease obligations	142	14	44	35	30	15	4
Interest on Notes	48,919	9,713	24,487	14,719	—	—	—
Operating leases	70,771	2,405	9,556	8,968	8,171	7,188	34,483
Pension and postretirement payments	57,893	1,764	6,152	9,981	8,543	8,639	22,814
Medical insurance	6,954	1,773	5,091	90	—	—	—
Open purchase orders	24,241	24,241	—	—	—	—	—
Westmix agreement	11,865	11,865	—	—	—	—	—
Other commitments	1,338	803	497	12	13	13	—

Total contractual obligations	$522,176	$52,631	$45,827	$333,805	$16,757	$15,855	$57,301

Commitments
Outstanding letters of credit	$3,268	$3,268	$—	$—	$—	$—	$—

Total commitments	$3,268	$3,268	$—	$—	$—	$—	$—

     As of July 3, 2010, the total amount of gross unrecognized tax benefits for uncertain tax positions was $1.5 million. We do not expect a significant tax payment related to these obligations within the next year, however, due to the uncertainty of the timing of these tax positions we have not included this liability in the above table.
Financial Position
     Working capital as of July 3, 2010 and October 3, 2009 was as follows:
(Dollars in Thousands)

	July 3,	October 3,	Increase/(Decrease)
	2010	2009	$	%
Current assets:
Cash and cash equivalents	$30,435	$33,609	$(3,174)	(9.4)%
Trade receivables, net	58,544	42,449	16,095	37.9
Inventories	103,085	90,305	12,780	14.2
Prepaid expenses and other current assets	7,429	6,315	1,114	17.6

Total current assets	199,493	172,678	26,815	15.5
Current liabilities:
Trade payables	29,227	18,214	11,013	60.5
Accrued interest payable	8,864	5,392	3,472	64.4
Accrued expenses and other current liabilities	28,960	26,642	2,318	8.7
Revolving loan	—	17,500	(17,500)	100.0
Current portion of long-term debt and capital lease obligations	103	489	(386)	(78.9)

Total current liabilities	67,154	68,237	(1,083)	(1.6)

Working capital	$132,339	$104,441	$27,898	26.7%

     Our working capital as of July 3, 2010 increased compared to our working capital as of October 3, 2009 due to the zero balance outstanding under the Revolving Loan and higher trade receivables mainly as a result of discontinuing a cash discount program with a significant customer. The increases in inventory and trade payables largely offset each other.
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
Interest Rate Risk
     Our primary market risk is interest rate exposure with respect to our floating rate debt, which includes the Senior Floating Rate Notes and Revolving Loan. The interest rate on the Senior Floating Rate Notes at July 3, 2010 was 4.3%. As of July 3, 2010, we had two outstanding interest rate swaps. These swaps effectively fix the variable interest rate portion of the Senior Floating Rate Notes. See “Debt and Other Obligations — Senior Floating Rate Notes” and “— Interest Rate Swaps.” We estimate a 1% change in Revolving Loan interest rates would have impacted interest expense by approximately $0.2 million. As of July 3, 2010, there is a zero balance outstanding under the Revolving Loan.
Foreign Operations; Currency Risk
     We conduct foreign operations primarily in Canada and Ireland and utilize international suppliers and manufacturers. As a result, we are subject to risk from changes in foreign exchange rates. These changes result in either cumulative translation adjustments, which are included in accumulated other comprehensive income (loss), or realized and unrealized gains and losses which are included in other expense. As of July 3, 2010, a hypothetical 10% change in quoted foreign currency exchange rates would increase or decrease income before income taxes by $0.1 million.
Raw Material; Commodity Price Risk
     We purchase certain raw materials such as resin, steel and wood that are subject to price volatility caused by unpredictable factors. Where possible, we employ fixed rate raw material purchase contracts and customer price adjustments to help us to manage this risk. We do not currently manage our raw materials risk through the use of derivative instruments.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
     Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 3, 2010, our disclosure controls and procedures were effective.
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
Item 1.Legal Proceedings
     Not applicable
Item 1A.Risk Factors
     See “Risk Factors” disclosed in the Form 10-K for the fiscal year ended October 3, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3.Defaults Upon Senior Securities
     None
Item 4. [Removed and Reserved]
Item 5. Other Information
     None
Item 6. Exhibits

Exhibit 10.1	Business Sale Agreement, dated as of July 5, 2010, by and among Ames True Temper Australia Pty Ltd, West Barrows Mix Pty Ltd, Michelangelo Cantone and Jewell Cantone

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AMES TRUE TEMPER, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMES TRUE TEMPER, INC.
Date: August 5, 2010	/s/ Duane R. Greenly
Duane R. Greenly
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2010	/s/ David M. Nuti
David M. Nuti
Chief Financial Officer (Principal Financial Officer)

AMES TRUE TEMPER, INC.
EXHIBIT INDEX

Exhibit	Description
10.1	Business Sale Agreement, dated as of July 5, 2010, by and among Ames True Temper Australia Pty Ltd, West Barrows Mix Pty Ltd, Michelangelo Cantone and Jewell Cantone

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.